Form 10QSB
period 1995-09-30
ARINCO COMPUTER SYSTEMS INC
filed 1996-03-01
CIK 356591

This report is filed as a confirming
                                            copy of a quarterly report on Form
                                             10QSB filed on September 10, 1995

                                  FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the Quarterly Period Ended September 30, 1995

                                        OR

[  ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

        For the transition period from_________________ to _________________

        Commission File Number: 0-13347

                       __ARINCO COMPUTER SYSTEMS INC.___
              (Exact name of small business issuer in its charter)

               ___New Mexico___                        __85-0272154__
        (State or other jurisdiction of               (I.R.S. Employer
         incorporation or organization)              Identification No.)


                   ___1650 UNIVERSITY BLVD., N.E. SUITE 100__
                      ___ALBUQUERQUE, NEW MEXICO___87102__
               (Address of principal executive offices) (Zip Code)

                                  505-242-4561
               Registrant's telephone number, including area code

                           8401 Washington Place N.E.
                         Albuquerque, New Mexico 87113
             (Former name, former address and former fiscal year, if
                           changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes___X_      No_____


     There were 4,035,000 shares of Registrant's 0.01 par value common stock issued and outstanding on September 30, 1995. There were 757,000 shares if the Registrant's $0.10 par value voting convertible preferred stock issued and outstanding on November 10, 1995.

                                     PART I

                          Item 1. FINANCIAL STATEMENTS

                          ARINCO COMPUTER SYSTEMS INC.
                            CONDENSED BALANCE SHEETS


                                                    UNAUDITED      AUDITED

ASSETS                                             September 30,  DECEMBER 31
                                                         1995          1994

CURRENT ASSETS
    Cash and Interest Bearing  Deposits ........   $   255,000    $       -0-
                                                   -----------    -----------
          Total Assets .........................   $   255,000    $       -0-
                                                   ===========    ===========
LIABILITIES AND SHAREHOLDERS EQUITY
  CURRENT LIABILITIES
    Notes payable ..............................   $    30,000    $    30,000
    Other Debt
        Non-related parties ....................       246,000        246,000
        Related parties ........................        31,000         31,000
    Accounts payable
        Trade ..................................       187,000        193,000
        Related Party ..........................        32,500         66,000
    Accrued expeses ............................       737,500        672,000
                                                   -----------    -----------
              Total current liabilities ........   $ 1,258,000    $ 1,238,000

  SHAREHOLDERS' DEFICIT:
     Preferred stock, .06 cumulative,
      convertible share for share into
      common stock, $.10 par value,
      $807,000 liquidation preferense,
      5,000,000 shares authorized,
      807,000 shares issued and
      outstanding of which 50,000
      shares are treasury stock ................   $    81,000    $    81,000

     Common stock, $.01 par value,
      4,500,00 shares authorized
      4,085, shares issued and outstanding
      of which 50,000 shares are treasury stock         41,000         41,000

     Additional paid-in-capital
      Preferred stock ..........................     1,282,000      1,282,000
      Common stock .............................     1,278,000      1,278,000
     Accumulated deficit .......................    (3,610,000)    (3,845,000)
     Treasury stock, at cost ...................       (75,000)       (75,000)

           Total shareholders' deficit .........    (1,003,000)    (1,238,000)
                                                    -----------    -----------
           Total liabilities and
            shareholders' deficit ..............   $   255,000    $       -0-
                                                   ============   ============

          See accompanying notes to consolidated financial statements

                          ARINCO COMPUTER SYSTEMS,INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   UNAUDITED

                                 Three Months   Three Months   Nine  Months   Nine  Months
                                    Ended          Ended          Ended          Ended
                                 Sept.30,1995   Sept.30,1994   Sept.30,1995   Sept.30,1994
SALES .........................   $         0    $         0    $         0    $         0
  Cost of  Sales ..............   $         0    $         0    $         0    $         0
                                  -----------    -----------    -----------    -----------
  Gross Profit/(Loss) .........   $         0    $         0    $         0    $         0
                                  ===========    ===========    ===========    ===========

OPERATING EXPENSES
  General and administrative ..           200            200            800          1,600
                                  -----------    -----------    -----------    -----------
     Total operating expenses .           200            200            800          1,600
                                  -----------    -----------    -----------    -----------

OPERATING LOSS ................          (200)          (200)          (800)        (1,600)

INTEREST EXPENSE ..............       (16,800)       (18,000)       (53,200)       (54,000)

OTHER INCOME ..................         3,000            -0-        289,000            -0-
                                  -----------    -----------    -----------    -----------

NET INCOME LOSS FORM OPERATIONS       (14,000)       (18,200)       235,000        (55,600)

DEFICIT AT BEGINNING OF PERIOD    $(3,596,000)   $(3,808,400)   $(3,845,000)   $(3,771,000)
                                  -----------    -----------    -----------    -----------

DEFICIT AT END OF PERIOD ......   $(3,610,000)   $(3,826,600)   $(3,610,000)   $(3,826,600)
                                  ===========    ===========    ===========    ===========

NET INCOME (LOSS) PER COMMON
SHARE .........................   $     (.003)   $     (.005)   $      .057    $     (.015)
                                  ===========    ===========    ===========    ===========

WEIGHTED AVERAGE OF SHARES
OUTSTANDING ...................     4,035,000      4,035,000      4,035,000      4,035,000
                                  ===========    ===========    ===========    ===========

           See accompanying notes to consolidated financial statement

                         ARINCO COMUPTER SYSTMES, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995 & 1994


Operating Activities:                                   1995        1994

 Net income (loss) .............................      235,000     (55,600)
 Adjustments to reconcile net loss to
  cash provided (used) by operating activities:

 Changes in operating assets
  and liabilities:
    Accrued expenses ...........................      (59,500)
    Accounts Payable ...........................      (39,500)

Net cash provided by operating
 activities: ...................................      255,000
Cash and cash equivalents at beginning of period
Cash and cash equivalents at end of period .....      255,000     (55,600)

          See accompanying notes to consolidated financial statements


                          ARINCO COMPUTER SYSTEMS INC.
                   NOTES OF CONSOLIDATED FINANCIAL STATEMENTS

1. Arinco Computer Systems, Inc. (Arinco, Company or Registrant) was incorporated under the laws of the State of New Mexico on March 31, 1978. Arinco is a publicly held, over-the-counter traded company organized principally to serve its subsidiary operations.

2. In 1984, Arinco sold an 80% equity interest that it owned in a public company to another public company in exchange for promissory notes totaling $800,000 and common stock of the purchaser. Shortly thereafter, the purchaser paid approximately $350,000 of the notes, but prior to making payments required to be made in 1986, the purchaser ceased business. At that time, Arinco wrote off the stock and sought payment on the balance owing on the Note from the bankrugpt estate of the guarantor, $283,969 as its share of the distribution of the estate.

3. For more than the past two years, Arinco has been without significant assets or business. At the end of the Quarter ended September 30, 1994, Arinco had no assets and liabilities of approximately $1,238,000, while at the end of the quarter ended September 30, 1995, it had assets of $255,000 and liabilities of approximately $1,258,000.

                          ARINCO COMPUTER SYSTEMS INC.
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITIONS AND RESULTS OF OPERATIONS


Financial Condition and Results of Operations as of September 30, 1995.
-----------------------------------------------------------------------

Since October 7, 1987, Arinco Computer Systems, Inc. has operated on a limited basis. At September 30, 1995, the Registrant had $225,000 as its sole asset and has liabilities of approximately $1,258,000.

The registrant's officers and directors have maintained the Registrant without compensation and legal and accounting fees had been paid by issuance of stock and/or were being paid by related parties. In May of 1995, the Registrant reimbursed related parties $34,089, an amount equal to the advances made by related parties over and eight year period of time. The management is hopeful that the liabilities of the Registrant may be negotiated in such manner as to allow it to reestablish its business. No progress has been made as of this date regarding the reestablishment of its business.

                          PART II.--OTHER INFORMATION

Item 1          Legal Proceedings

     The Registrant is a party in many lawsuits as a result of its non-operating condition. The Registrant's Form 10-K for December 31, 1994 details these lawsuits. See Item 3 of the Form 10-k for details of the major lawsuits involving the Registrant.

Item 2         Changes in Securities

     No matter requiring disclosure under this item occurred during this quarter.

Item 3         Submission of Matters to a Vote of Security Holders

     No matter was submitted to the vote of security holders during the quarter, through the solicitation of proxies of otherwise.

Item 4          Other Information

     No matter requiring disclosure under this item occurred during this quarter.

Item 5          Exhibits and Reports on Form 8-K

     No matter requiring disclosure under this item occurred during this quarter.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             ARINCO COMPUTER SYSTEMS INC.



     Date: September 10, 1995                     James A. Arias
                                             -----------------------------
                                             James A. Arias
                                             Interim Chief Executive Officer