Form 10KSB/A
period 1995-09-30
ARINCO COMPUTER SYSTEMS INC
filed 1996-04-04
CIK 356591

FORM 10-QSB/A

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

                          ARINCO COMPUTER SYSTEMS INC.
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITIONS AND RESULTS OF OPERATIONS


Financial Condition and Results of Operations as of September 30, 1995.
- -----------------------------------------------------------------------

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

                                             ARINCO COMPUTER SYSTEMS INC.



     Date: April 4, 1996
                                             -----------------------------
                                             James A. Arias
                                             Interim Chief Executive Officer