Form 10KSB
period 1995-12-31
ARINCO COMPUTER SYSTEMS INC
filed 1996-04-17
CIK 356591

FORM 10-KSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934 [FEE REQUIRED]

For the fiscal year ended December 31, 1995

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 [NO FEE REQUIRED

For the transition period from _______________ to ____________

Commission File Number:  0-13347

                          ARINCO COMPUTER SYSTEMS INC.
                (Exact of small business issuer in its charter)

           New Mexico                                     85-0272154
 (State or other jurisdiction of                        I.R.S. Employer
  incorporation or organization)                      identification no.)

  1650 University Blvd., N, S.E., Suite 100, Albuquerque, New Mexico    87102
               (Address of principal executive offices)              (Zip Code)

Issuer's telephone number, including area code: 505-243-4949

Securities registered pursuant to Section 12(b) of the Act:     None

Securities registered pursuant to Section 12(g) of the Act:

                          $0.001 Par Value Common Stock
                                (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No____.

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. X

State issuer's revenues for its most recent fiscal year. $284,000

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act). $58,045

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: $0.001 par value common stock, its only class of equity securities, as of March 15, 1996, was: 4,034,755.


                                     PART I

Item 1. Business.

     Arinco Computer Systems, Inc. (Arinco, Company or Registrant) was incorporated under the laws of the State of New Mexico on March 31, 1978. Arinco is a publicly held, over-the-counter traded company organized principally to serve its subsidiary operations.

     On March 1, 1983, the Registrant acquired a telephone inter-connect company which had engaged in selling and installing telecommunications equipment in commercial and governmental facilities. In July of 1987, operations ceased when two creditors of the telephone inter-connect subsidiary received the assets of the company. A negotiated settlement was agreed upon because of continued default by the company in payment of its secured obligations.

     In July of 1985, the Registrant sold its interest in a computer retail chain to a public company involved in a similar business. Upon the default of the purchaser to meet its cash and securities payment obligations to the Registrant, the Registrant instituted suit and secured a judgement against the purchaser and guarantor for the balance owing on notes, interest thereon, and attorneys fees. In 1986, the purchaser filed bankruptcy and in 1987, the guarantor filed bankruptcy. In 1995, the Registrant received $284,000 from the bankruptcy estate of the guarantor.

     At the end of the fiscal year ended December 31, 1989 the Registrant was without any business or any meaningful assets of any kind and had liabilities of $1,087,000. At the end of the Fiscal Year ending December 31, 1995 it had liabilities of $572,000 while its assets consisted of $39,000 in cash and a receivable from a related party of $215,000 (see Item 7. Financial Statements and Item 12. Certain Relationships and Related Transactions). The reduction of liabilities and increase in assets from the last fiscal period were due to the following actions and events: The increase in cash assets was due to the receipt by the Registrant of the payment from the bankrupt estate of a guarantor, while the reduction of liabilities resulted from a time-bar prohibiting the enforcement of certain claims and judgments.

Employees.

     The Registrant currently has no employees who are compensated for their efforts on behalf of the Registrant. The sole officer of the Registrant is employed without compensation, but is to be reimbursed all out of pocket expenses incurred by him on the Registrant's business. The Registrants' sole director is not paid for being a director or for attending directors meetings, but is to be reimbursed all out of pocket expenses incurred in attending such meetings. The time incurred by Mr. Arias is minimal.

Item 2. Description of Properties.

     The Registrant utilizes office space of a company managed by its President and sole director, Mr. James A. Arias, at 1650 University Blvd., N.E., Suite 5-100, Albuquerque, New Mexico 87102. The Registrant is not presently paying rent for the use of this office space, however, the space used is negligible.

Item 3. Legal Proceedings.

1. On March 31, 1986, the Registrant filed a law suit in the District Court for Bernalillo County, New Mexico, (Action CV-86-02473) naming a purchaser and a guarantor of a prior sale of a company formally owned by the Registrant, as defendants. The Registrant sought to recover money owed, accrued interest due, damages and costs of litigation, all arising from the failure of purchaser and its guarantor's to pay, when due, certain promissory notes issued in consideration for the acquisition of shares of a subsidiary formally owned and sold to the defendant. On September 17, 1986, the Court entered a Judgment in favor of the Registrant for $490,399.32 plus 11.5% interest per annum from July 16, 1986 until satisfied, plus $40,000 attorney's fees and plus the cost of the litigation. In 1995, the Registrant collected $284,000 from the bankruptcy estate of the guarantor. The legal proceeding related to this transaction has now terminated and no further action is contemplated.

2. The Registrant has been subjected to the following judgments:

a) On July 21, 1988, a Judgment was entered in the First Judicial District, County of Santa Fe, New Mexico for legal fees in the amount of $5,869.97.

b) During fiscal 1987 pursuant to a Stipulation in the US District Court for the Eastern District of New York, a prior supplier of materials to a formally owned subsidiary , obtained Judgement against the Registrant in the amount of $245,738, plus interest.

These two judgments remain unpaid at the date of this Report.

     Insofar as is known to the Company's management, there are no other proceedings now pending, threatened, or contemplated, or unsatisfied judgments outstanding which have not been provided for in any court or agency to which the Company or any of its officers or directors, in such capacity, are or may be a party, except as discussed above.

Item 4. Submission of Matters to a Vote of Securities Holders.

     No matters were submitted to a vote of shareholders during the fourth quarter of the company's fiscal year.

                                    PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

     The Registrant's common stock has been listed in by the National Daily Quotation Bureau, Inc. in its Pink Sheets and the OTC Bulletin Board under the symbol "ARCS". The high and low bid prices during each quarter of 1994 and 1995 are as follows

                        Bid Prices                                Bid Prices
                       High    Low                                High    Low
 March 31, 1995       $0.02   $0.01         March 31, 1994       $0.02   $0.01
 June 30, 1995        $0.02   $0.01         June 30, 1994        $0.02   $0.01
 September 30, 1995   $0.02   $0.01         September 30, 1994   $0.02   $0.01
 December 31, 1995    $0.02   $0.01         December 31, 1994    $0.02   $0.01

     There were approximately 350 holders of the Registrant's common stock on March 15, 1996.

     The Registrant has never paid dividends on its common stock.

Item 6. Managements' Discussion and Analysis or Plan of Operations.

Liquidity and Capital Resources.

     The Registrant's cash position improved substantially during the past fiscal year as a result of its receiving the a cash payment on a judgment that was issued in 1986. The Registrant currently has approximately $39,000 in cash and has loaned $215,000 to a corporation affiliated with Mr. Arias. The loan is evidenced by a Real Estate Mortgage Note bearing interest at the rate of 9% per annum.

     The Registrant's sole officer and director is currently devoting his services, as needed, to the Registrant without compensation. Other costs and expenses, including legal and accounting costs are being paid from the cash held by the Registrant.. The Registrant may continue to operate in a limited manner utilizing the funds it currently has. It is believed that the Registrant has sufficient funds to maintain its current activities, which are to acquire or establish a new business.

Financial Condition and Changes in Financial Condition


     As stated above, the Registrant's cash and liability positions improved dramatically during the fiscal year ended December 31, 1995. At December 31, 1994, the Registrant had no assets and had liabilities of $1,238,000. Assets increased by $254,000 as a result of the recovery of cash on a judgement entered for the Registrant in 1986. Also, during fiscal 1995, certain debts and judgments became barred from collection through application of the statute of limitation, which was the primary reason for reducing the liabilities by approximately $666,000 to $572,000. Management believes that additional debts and expenses may also be time barred and has retained the services to an attorney to review the status of those debts and expenses and furnish the Registrant an opinion relating to that matter.

Item 7. Financial Statements.

Report of Independent Certified Public Accountants


Shareholders and Board of Directors
Arinco Computer Systems Inc.

We have audited the consolidated balance sheet of Arinco Computer Systems Inc. and Subsidiary, as of December 31, 1995, and the related consolidated statements of operations, shareholders' deficit, and cash flows for each of the two years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Arinco Computer Systems, Inc. and Subsidiary, as of December 31, 1995, and the consolidated results of their operations and their consolidated cash flows for each of the two years in the period ended December 31, 1995 in conformity with generally accepted accounting principles.

As disclosed in Note K to the consolidated financial statements, the Company ceased operations upon the disposal of its subsidiary on October 7, 1987. Although no formal plan of liquidation has been adopted, no material business activity has occurred since October 7, 1987. As a result, the Company uses the liquidation basis of accounting.



                                                   GRANT THORNTON LLP

Oklahoma City, Oklahoma
April 4, 1996


                          Arinco Computer Systems Inc.

                           CONSOLIDATED BALANCE SHEET

                                December 31 1995

ASSETS (note K)
CURRENT ASSET
     Cash ..............................................................   $    39,000

NOTE RECEIVABLE - RELATED PARTY (note E) ...............................       215,000
                                                                           -----------
                                                                           $   254,000
                                                                           ===========
                        LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES (note C)
     Other debt - nonrelated parties ...................................   $   252,000
     Accrued expenses ..................................................       320,000
                                                                           -----------

                        Total current liabilities ......................       572,000

COMMITMENTS AND CONTINGENCIES (notes G and H) ..........................          --

SHAREHOLDERS' DEFICIT
     Preferred stock, $.06 per share cumulative, convertible
                share-for-share into common stock - $.10 par value,
                $807,000 liquidation preference; authorized, 5,000,000
                shares; issued and outstanding, 807,000 shares, of which
                50,000 shares are treasury stock (note G) ..............        81,000
     Common stock - $0.01 par value; authorized, 4,500,000
                shares; issued and outstanding, 4,085,000 shares, of
                which 50,000 shares are treasury stock (note G) ........        41,000
     Additional paid-in capital
                Preferred stock ........................................     1,282,000
                Common stock ...........................................     1,278,000
        Accumulated deficit ............................................    (2,925,000)
        Treasury stock - at cost .......................................       (75,000)
                                                                           -----------
                                                                              (318,000)
                                                                           -----------
                                                                           $   254,000
                                                                           ===========

The accompanying notes are an integral part of this statement

                          Arinco Computer Systems Inc.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                            Year ended December 31,

                                                                  1995           1994
                                                              -----------    -----------
Revenue - settlement of litigation ........................   $   284,000    $      --

Operating expenses - general and administrative ...........         4,000          2,000
                                                              -----------    -----------
                  Operating profit (loss) .................       280,000         (2,000)

Other (income) expense
     Interest income ......................................        (8,000)          --
     Interest expense .....................................        72,000         72,000
                                                              -----------    -----------
                                                                   64,000         72,000
                                                              -----------    -----------

                  Earnings (loss) before extraordinary item       216,000        (74,000)

Extraordinary item - extinguishment of liabilities (note C)       704,000           --
                                                              -----------    -----------

         NET EARNINGS (LOSS) ..............................       920,000        (74,000)

Preferred stock dividend requirement ......................        45,000         45,000
                                                              -----------    -----------

                   NET EARNINGS (LOSS) APPLICABLE
                     TO COMMON SHARES .....................   $   875,000    $  (119,000)
                                                              ===========    ===========
Earnings (loss) per common share (note B)

     Primary
           Earnings (loss) before extraordinary item ......   $       .05    $      (.03)
           Extraordinary item .............................           .17           --
                                                              -----------    -----------

                  NET EARNINGS (LOSS) .....................   $       .22    $      (.03)
                                                              ===========    ===========

     Fully diluted
            Earnings (loss) before extraordinary item .....   $       .04    $      (.03)
            Extraordinary item ............................           .15           --
                                                              -----------    -----------

                  NET EARNINGS (LOSS) .....................   $       .19    $      (.03)
                                                              ===========    ===========

Weighted average of common shares outstanding

  Primary .................................................     4,035,000      4,035,000
                                                              ===========    ===========

  Fully diluted ...........................................     4,791,700      4,035,000
                                                              ===========    ===========

        The accompanying notes are an integral part of these statements

                         Arinco Computer Systems, Inc.

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' DEFICIT

                     Years ended December 31, 1995 and 1994

                                                                  Additional
                                                               Paid-in capital
                                                               ---------------
                      Preferred Stock     Common Stock      Preferred      Common    Accumulated     Treasury stock
                      ---------------     ------------      ---------      ------    -----------     --------------
                    Shares    Amount    Shares    Amount      Stock        Stock       deficit     Shares     Amount       Total
                   -------  --------  ---------  --------  -----------  -----------  -----------   -------  ---------   -----------
Balances at
January 1, 1994 .  807,000  $ 81,000  4,085,000  $ 41,000  $ 1,282,000  $ 1,278,000  $(3,771,000)  100,000  $ (75,000)  $(1,164,000)

Net loss ........     --        --         --        --           --           --        (74,000)     --         --         (74,000)
                   -------  --------  ---------  --------  -----------  -----------  -----------   -------  ---------   -----------

Balances at
December 31, 1994  807,000    81,000  4,085,000    41,000    1,282,000    1,278,000   (3,845,000)  100,000    (75,000)   (1,238,000)

Net earnings ....     --        --         --        --           --           --        920,000      --         --         920,000
                   -------  --------  ---------  --------  -----------  -----------  -----------   -------  ---------   -----------

Balances at
December 31, 1995  807,000  $ 81,000  4,085,000  $ 41,000  $ 1,282,000  $ 1,278,000  $(2,925,000)  100,000  $ (75,000)  $  (318,000)
                   =======  ========  =========  ========  ===========  ===========  ===========   =======  =========   ===========

The accompanying notes are an integral part of this statement

                          Arinco Computer Systems Inc.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                            Year ended December 31,

                                                                      1995         1994
                                                                    ---------    ---------
Cash flows from operating activities
 Net earnings (loss) ............................................   $ 920,000    $ (74,000)
 Adjustments to reconcile net earnings (loss) to
        net cash provided by operating activities
        Gain on extinguishment of liabilities ...................    (704,000)        --
        Changes in operating assets and liabilities
                Accounts payable ................................     (34,000)       2,000
                Accrued expenses ................................      72,000       72,000
                                                                    ---------    ---------

                        Net cash provided by operating activities     254,000         --

Cash flows from investing activities
  Loan to related party .........................................    (215,000)        --
                                                                    ---------    ---------

                        NET INCREASE IN CASH AND
                          CASH EQUIVALENTS ......................      39,000         --

Cash and cash equivalents at beginning of year ..................        --           --
                                                                    ---------    ---------

Cash and cash equivalents at end of year ........................   $  39,000    $    --
                                                                    =========    =========

        The accompanying notes are an integral part of these statements


                          Arinco Computer Systems Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 1995 and 1994

NOTE A - ORGANIZATION

Arinco Computer Systems, Inc. (the "Company") was incorporated under the laws of the State of New Mexico on March 31, 1978. The Company is a publicly-held, over-the-counter traded company. The Company has had no significant business operations since the disposal of its operating subsidiary in 1987. The Company's subsidiary, New Start, Inc., has no business operations and intercompany transactions and balances are eliminated in consolidation.

NOTE B - SUMMARY OF ACCOUNTING POLICIES

A summary of the significant accounting policies consistently applied in the accompanying consolidated financial statements follows.

Earnings (Loss) Per Common Share
- --------------------------------

Earnings (loss) per common share is determined by dividing the earnings (loss) by the weighted average number of common shares outstanding during the periods. Warrants are not included in the computation of earnings (loss) per share because the effect of inclusion would be antidilutive. Fully diluted earnings
(loss) per share is based on the weighted average number of common shares outstanding during the periods as if the preferred shares were converted into common shares at the beginning of the periods.

Use of Estimates
- ----------------

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ fr those estimates.

NOTE C - EXTINGUISHMENT OF LIABILITIES

The Company incurred certain liabilities which could not be paid as a result of unprofitable operations before 1988. During 1995, the Company reviewed these old liabilities and, as a result of that review and upon advice from legal counsel, determined that approximately $704,000 of these liabilities were no longer enforceable as claims against the Company. As a result of the extinguishment of these obligations, an extraordinary income item of $704,000 has been reflected in the consolidated statement of operations and recognized in the fourth quarter.

NOTE D - DEBT TO NONRELATED PARTIES

The debt to nonrelated parties which was previously collateralized by substantially all of the assets of its former subsidiary bears interest at 15%. The Company has defaulted on payment; accordingly, the amount is currently due and payable.

NOTE E - NOTE RECEIVABLE - RELATED PARTY

The Company has a demand note receivable from a related party of $215,000 with interest payable monthly at 9%. The note is collateralized by real estate in Albuquerque, New Mexico.

NOTE F - INCOME TAXES

The following is a reconciliation between the Company's tax provision to the tax computed at the statutory federal rate:

                                                     Year ended December 31,
                                                     -----------------------
                                                       1995           1994
                                                    ---------       ---------
Tax expense (benefit) at statutory rate             $ 313,000       $ (25,000)
State income taxes                                     37,000          (3,000)
Change in valuation allowance                        (350,000)         28,000
                                                    ---------       ---------
                                                    $    -          $    -
                                                    =========       =========

As of December 31, 1995, the Company has net operating loss carryforwards for financial reporting and income tax purposes as follows:

        Expiration date
            1999                 $  56,000
            2001                   118,000
            2003                     3,000
            2004                    28,000
            2005                    15,000
            2007                    75,000
            2008                    74,000
            2009                    74,000
                                 ---------

                                 $ 443,000
                                 =========

The Company's deferred tax assets and liabilities consist of the following at December 31, 1995:

     Noncurrent deferred tax assets               $     -
     Net operating loss carryforward                 168,000
     Valuation allowance                            (168,000)
                                                  ----------

                Deferred tax liability            $     -
                                                  ==========

NOTE G - CAPITAL STOCK

1.  Warrants

In connection with a public offering of the Company's stock, warrants to purchase 503,000 shares of its common stock at $1 per share remain outstanding at December 31, 1995.

2.  Preferred Stock

The Company's preferred stock has full voting rights, accumulates $.06 per share cumulative dividends annually, and is convertible on a share-for-share basis to the Company's common stock. Dividends on outstanding preferred stock are payable annually each May 31 beginning May 31, 1985. Dividends in arrears amount to $500,000 at December 31, 1995. Preferred shareholders are not entitled to payment of any accrued but unpaid dividends existing at the time of a voluntary conversion of such stock to common stock.

NOTE H - COMMITMENTS AND CONTINGENCIES

Management believes that certain liabilities formerly reported by the Company are now time barred from collection and are no longer reported as liabilities of the Company.

NOTE I - SETTLEMENT OF LITIGATION

     On March 31, 1986, the Company filed a lawsuit against Pathfinder Computer Centers Corporation ("Pathfinder") and its organizers seeking the balance due of $450,000 on a note plus accrued interest (guarantied by Aaron D. and Jerilyn H. Silver). On February 14, 1990, the Company settled the litigation and received settlement proceeds in 1995 of approximately $284,000.

NOTE J - FINANCIAL INSTRUMENTS

The following table includes various estimated fair value information as of December 31, 1995 as required by Statement of Financial Accounting Standards No. 107, "Disclosures About Fair Value of Financial Instruments" ("SFAS 107"). Such information, which pertains to the Company's financial instruments, is based on the requirements set forth in SFAS 107 and does not purport to represent the aggregate net fair value of the Company. The carrying amounts in the table below are the amounts at which the financial instruments are reported in the consolidated financial statements.

All of the Company's financial instruments are held for purposes other than trading.

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

1.  Cash
    ----

The carrying amount approximates fair value because of the short maturity and highly liquid nature of those instruments.

2.  Note Receivable - Related Party
    -------------------------------

This note has no specific maturity date and it is not practicable to estimate fair value.

3.  Debt to Unrelated Parties
    -------------------------

These amounts, which accrue interest at 15%, are past due the maturity date and it is not practicable to estimate fair value.

The carrying amounts and estimated fair values of the Company's financial instruments are as follows:

                                                        Carrying
                                                        Estimated
                                                         amount     fair value
                                                        ---------    ---------

Financial assets
   Cash                                                 $  39,000    $  39,000
   Note receivable - related party for which it is not
        practicable to estimate fair value                215,000         -
Financial liabilities
   Notes payable for which it is not practicable to
        estimate fair value                              (252,000)        -

NOTE K - CESSATION OF OPERATIONS

Since inception, the Company has operated on minimal amounts of invested capital. Continuing losses have severely impaired the Company's cash flow. The Company relinquished the assets of its subsidiary on October 7, 1987 in settlement of two notes payable. The Company has essentially ceased its operations and reduced its existence to a shell corporation. Management will continue its efforts to improve the Company's capital but does not anticipate developing a formal plan of liquidation.

Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

No  principal  independent   accountant  resigned  (or  declined  to  stand  for
re-election) or was dismissed during the Registrant's two most recent fiscal years or any later interim period.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

The following individuals are the Company's directors and executive officers:

     Name          age                Positions held with Company
     ----          ---                ---------------------------

James A. Arias     58     Acting President, Chief Financial Officer and Director

Background information about the sole director and sole executive officer is as follows:

JAMES A. ARIAS has served as the President, Chief Executive Officer and a Director of Realco, Inc., a publicly traded corporation, since its formation in September 1983. From 1975 to September of 1983, he was a partner of James Bentley & Associates, a financial consulting and real estate syndication firm in Albuquerque, New Mexico, which was merged into and became a division of Financial Services Group, Inc., a New Mexico corporation, of which Mr. Arias is President and a controlling shareholder. Since 1984, he has served as Manager of S&H Brokerage Inc., N.M., an insurance broker in Albuquerque, New Mexico. From 1987 to July 1993, he served as President and a Director of Valiant International, Inc., an aircraft acquisition and servicing company. Since June 1995, he has served as interim sole Director and as acting Director of the Registrant. Mr. Arias devotes substantially all of his time to the business of Realco, Inc.

No director, officer or beneficial owner of more than 10% of the Company's common stock, its only equity securities, or any other person subject to Section 16 of the Exchange Act failed to file reports required by Section 16(a) of the Exchange Act during the most recent fiscal year or prior fiscal years.

Item 10. Executive Compensation.

No officer or director received compensation during the last fiscal year. The following table sets forth certain information concerning the remuneration paid by the Company for the fiscal year ended December 31, 1995.

                         number
Capacities in          of persons    Salaries and      Insurance  other forms of
Which Served            in group     Directors fees    Benefits    Remuneration
- ------------            --------     --------------    --------    ------------

Directors                  1              -0-             -0-          -0-
Executive Officers(2)      1              -0-             -0-          -0-

All Officers and
Directors as a group       1              -0-             -0-          -0-


The Registrant has no long term compensation arrangements and neither it nor its subsidiaries have adopted any plan pursuant to which cash or non-cash compensation will be paid to any officer or director of the Registrant or its subsidiaries. The Registrant has not adopted any pension or other form of defined benefit or actuarial plan.

Item 11. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of March 31, 1995, the beneficial ownership of Common Stock by each person who is known by the Company to own beneficially more than 5% of the issued and outstanding Common Stock and the shares of Common Stock owned by each nominee and all officers and Directors as a group. Each person has sole voting and investment power as to all shares unless otherwise indicated.

Directors
- ---------

   (1)                       (2)                              (3)                     (4)
                       Name and address                Amount and nature
Title of                     of                                of                   Percent
 CLass                 Beneficial owner               Beneficial ownership          of class
 -----                 ----------------               --------------------          --------
$0.01 par              James A. Arias                       385,000                   9.5
value common           1650 University Blvd., #100          Indirect*
                       Albuquerque, NM 87102

$0.01 par              Realco, Inc.                         385,000                   9.5
value common           1650 University Blvd., #100          Direct
                       Albuquerque, NM 87102

$0.01 par              Financial Services Group, Inc.       385,000                   9.5
value common           1650 University Blvd., #100          Direct
                       Albuquerque, NM 87102

$0.001 par value       Steven P. Kadner                     518,500                 12.85
common stock           8401 Washington Pl, N.E.             Direct and
                       Albuquerque, NM 87113                Indirect

$0.001 par value       Jerome F. Beckes                     545,000**               13.5
common stock           8401 Washington Pl, N.E.             Direct and
                       Albuquerque, NM 87113                Indirect

convertible            Storecos, a NV corp.                 381,700                 54.4
preferred              8106 Menual Blvd., N.E.              Direct
                       Albuquerque, NM 87113

convertible            Richard Elkins                       223,000                 31.8
preferred              1515 Plaza Encantada, N.W.           Direct
                       Albuquerque, NM 87107

convertible            Frank Thompson                       127,000                 18.1
preferred              143 West Cedarwood Circle            Direct
                       Albuquerque, NM 87125

*These shares are owned by Realco, Inc. and Financial Services Group, Inc., both of which are affiliates of Mr. Arias
** 266,000 of these shares are owned by Aquila Technologies Group, Inc., a corporation which is controlled by Messrs. Kadner and Beckes.

There are no arrangements known to the registrant, including any pledge by any person of securities of the registrant or any of its parents, the operation of which may at a subsequent date result in a change in control of the registrant.

Item 12. Certain Relationships and Related Transactions.

On November 17, 1995, the Registrant loaned $215,000 to Charter Building and Development Corp., a subsidiary of Realco, Inc., a publicly traded corporation of which Mr. Arias is an officer and a director. The loan is evidenced by a Real Estate Mortgage Note, payable on demand, with interest at the rate of 9% per annum. The purpose of this loan was to secure the highest rate of return during the anticipated short time that the Registrant will have no specific requirement for the funds or any part of them.

Item 13. Exhibits and Reports on Form 8-K.

(a)  Documents filed as a part of this report:

     None

(b)  Reports on Form 8-K:

     The Registrant filed no reports on Form 8-K during the last quarter of the period covered by this Report:

(c) Exhibits:

     The following documents are incorporated by reference to the Registrant's Form 10 Registration Statement under the Securities Exchange Act of 1934: a. Articles of Incorporation; b. Bylaws; c. Instruments defining rights of security holders, including indentures; d. Material contracts; e. Subsidiaries of Registrant and f. Additional Exhibits.

     (10) Real Estate Mortgage Note dated November 17, 1995.
     (11) Statement re computation of per share earnings. See Note 2 to the financial statements.

There are no other exhibits specified in Item 601 of Regulation S-B to be included with this filing.

SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARINCO COMPUTER SYSTEMS INC.


James A. Arias                                  Date: April 12, 1996
____________________________________
James A. Arias*, President and Chief
                    Executive Officer and
                    Chief Financial Officer

     In accordance with the Exchange Act,, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


James A. Arias                                  Date: April 12, 1996
____________________________________
James A. Arias*, Director

*Only Mr. Arias is an officer or a director of the Registrant.