Form 10QSB
period 1996-03-31
ARINCO COMPUTER SYSTEMS INC
filed 1996-05-13
CIK 356591

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the Quarterly Period Ended March 31, 1996

                                        OR

[  ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

        For the transition period from_________________ to _________________

        Commission File Number: 0-13347

                          ARINCO COMPUTER SYSTEMS INC.
              (Exact name of small business issuer in its charter)

           New Mexico                                    85-0272154
 (State or other jurisdiction of                      (I.R.S. Employer
  incorporation or organization)                     Identification No.)


                      1650 UNIVERSITY BLVD., N.E. SUITE 100
                          ALBUQUERQUE, NEW MEXICO         87102
               (Address of principal executive offices) (Zip Code)

                                  505-242-4561
                 Issuer's telephone number, including area code

                                 Not Applicable

     (Former names, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the issuer (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  Yes[X]   No[ ]

     The number of shares  outstanding of the Issuer's common stock, par value $
0.001 par value common stock, its only class of equity securities, as of May 7, 1996 was 4,035,000 shares.

Transitional Small Business Disclosure Format (Check one): Yes[ ]  No[X]

                                     PART I

Item 1.    FINANCIAL STATEMENTS

                          ARINCO COMPUTER SYSTEMS INC.
                                  BALANCE SHEET

                                                                     UNAUDITED
                                                                     March 31,
                                                                       1996
ASSETS

  CURRENT ASSETS
    Cash and Interest Bearing  Deposits ....................        $    42,000
    Interest Receivable ....................................              2,000
                                                                    -----------
                                                                         44,000

  Note  Receivable .........................................            215,000
                                                                    -----------
      Total Assets .........................................        $   259,000
                                                                    ===========
LIABILITIES AND SHAREHOLDERS EQUITY

  CURRENT LIABILITIES
    Other Debt
    Non-related parties ....................................        $   252,000
    Accrued expenses .......................................            329,000
                                                                    -----------
      Total current liabilities ............................            581,000

 SHAREHOLDERS' DEFICIT:
   Preferred stock, .06 cumulative,
    convertible share for share into
    common stock, $.10 par value,
    $807,000 liquidation preference,
    5,000,000 shares authorized,
    807,000 shares issued and
    outstanding of which 50,000 shares
    are treasury stock .....................................             81,000

   Common stock, $.01 par value,
    4,500,00 shares authorized 4,085,000
    shares issued and outstanding of
    which 50,000 shares are treasury stock .................             41,000

    Additional paid-in-capital
      Preferred stock ......................................          1,282,000
      Common stock .........................................          1,278,000
    Accumulated deficit ....................................         (2,929,000)
    Treasury stock, at cost ................................            (75,000)
                                                                    -----------
          Total shareholders' deficit ......................           (322,000)
                                                                    -----------
          Total liabilities and
           shareholders' deficit ...........................        $   259,000
                                                                    ===========

See accompanying notes to consolidated financial statements

                         ARINCO COMPUTER SYSTEMS, INC.
                       CONDENSED STATEMENT OF OPERATIONS
                                   UNAUDITED
                                                  Three  Months   Three  Months
                                                      Ended           Ended
                                                  Mar. 31, 1996   Mar. 31, 1995

SALES ........................................     $      --        $      --
  Cost of  Sales .............................            --               --
                                                   -----------      -----------
  Gross Profit/(Loss) ........................            --               --

OPERATING EXPENSES
  General and administrative .................            --              1,000
                                                   -----------      -----------
           Total operating expenses ..........            --              1,000
                                                   -----------      -----------
OPERATING LOSS ...............................            --             (1,000)

INTEREST EXPENSE .............................          (9,000)         (18,000)
                                                   -----------      -----------
                                                        (9,000)         (19,000)

OTHER INCOME .................................           5,000             --
                                                   -----------      -----------

LOSS FROM OPERATIONS .........................          (4,000)         (19,000)

DEFICIT AT BEGINNING OF PERIOD ...............       2,925,000)      (3,845,000)
                                                   -----------      -----------

DEFICIT AT END OF PERIOD .....................     $(2,929,000)     $(3,864,000)
                                                   ===========      ===========

NET INCOME  (LOSS) PER COMMON SHARE ..........     $      --        $      --
                                                   ===========      ===========

WEIGHTED AVERAGE OF SHARES OUTSTANDING .......       4,035,000        4,035,000
                                                   ===========      ===========

           See accompanying notes to consolidated financial statement

                         ARINCO COMPUTER SYSTEMS, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                FOR THE THREE MONTHS ENDED March 31, 1996 & 1995

                                                            1996         1995

Operating Activities:
   Net loss ..........................................    $ (4,000)    $(19,000)
   Adjustments to reconcile net
    loss to cash provided (used)
    by operating activities:
Changes in operating assets and liabilities: .........       7,000       19,000
                                                          --------     --------
Net cash provided by operating activities: ...........       3,000         --
Cash and cash equivalents at beginning of period .....      39,000         --
                                                          --------     --------
Cash and cash equivalents at end of period ...........    $ 42,000     $   --
                                                          ========     ========

           See accompanying notes to consolidated financial statement


SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
- ------------------------------------------

     The consolidated balance sheet as of March 31, 1996 and the consolidated statements of operations and cash flows for the three month periods ended March 31, 1996 and 1995 have been prepared by the Company without audit.

     In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the consolidated financial position at March 31, 1996 and 1995 and the consolidated results of operations and consolidated cash flows for the three month periods ended March 31, 1996 and 1995 have been made.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Its suggested that these consolidated financial statements be read in conjunction with the consolidated financial filing of the Company's Securities & Exchange Commission Form 10-KSB. The results of operations for the periods ended March 31, 1996 and 1995 are not necessarily indicative of the operating results for the full year.

EARNINGS (LOSS) PER SHARE
- -------------------------

     Earnings (loss) per share are computed using the weighted number of common shares outstanding of 4,035,000 for the three month periods ended March 31, 1996 and 1995, respectively.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following is Management's discussions and analysis of the financial condition and results of operations of the Company during the quarter ended March 31, 1996.

LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------

     Liquidity, as discussed herein, refers to the Company's ability to generate adequate amounts of cash to meet its needs.

     At March 31, 1996 the Company had cash of $42,000, interest bearing assets of $215,000 and liabilities of $581,000.

     The Company is presently without significant income. To acquire or develop any further new business interests, the Company must obtain moneys, by borrowing or the sale of equities. There is no assurance that the Company, however, will be successful in raising new capital or securing any new business.


RESULTS OF OPERATIONS
- ---------------------

     The Company's net loss of $4,000 for the three month period ended March 31, 1996 represents the excess of expense over revenue for the period.

     Operations for the quarter ended March 31, 1996 generated other income of $5,000 compared with $ -0- for the quarter ended March 31, 1995. The Company incurred an operating loss of $4,000 during the quarter ended March 31, 1996. Total operating expenses for the quarter ended March 31, 1996 were $9,000 and revenues for the period ended March, 31, 1996 were $5,000.

     As the Company has incurred operating losses, no provision for income taxes was required for the quarter ended March 31, 1996.


                           PART II. OTHER INFORMATION


ITEM 1.         LEGAL PROCEEDINGS

        The Registrant has been subjected to the following judgments:

     a) On July 21, 1988, a Judgment was entered in the First Judicial District, County of Santa Fe, New Mexico for legal fees in the amount of $5,869.97.

     b) During fiscal 1987 pursuant to a stipulation the US District Court for the Eastern District of New York, a prior supplier of materials to a formally owned subsidiary, obtained Judgment against the Registrant in the amount of $245,738, plus interest

     These two judgments remain unpaid at the date of this Report.

     Insofar as is known to the Company's management, there are no other proceedings now pending, threatened, or contemplated, or unsatisfied judgments outstanding which have not been provided for in any court or agency to which the Company or any of its officers or directors, in such capacity, are or may be a party, except as discussed above.


ITEM 2.         CHANGES IN SECURITIES
        NONE


ITEM 3.         DEFAULTS IN SENIOR SECURITIES
        NONE


ITEM 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
        NONE


ITEM 5.         OTHER INFORMATION
        NONE


ITEM 6.         EXHIBITS AND REPORTS ON FORM 8-K
        NONE


                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





Arinco Computer Systems Inc.

March 10, 1996                          James A. Arias
                                        -------------------------------
                                        James A. Arias
                                        Interim Chief Executive Officer
                                            and Chief Financial Officer