Form 10QSB
period 1996-09-30
ARINCO COMPUTER SYSTEMS INC
filed 1996-11-13
CIK 356591

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the Quarterly Period Ended September 30, 1996

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

                                  Yes[X]   No[ ]

     The number of shares  outstanding of the Issuer's common stock, par value $
0.001 par value common stock, its only class of equity securities, as of November 11, 1996 was 4,396,082 shares.

Transitional Small Business Disclosure Format (Check one): Yes[ ]  No[X]

                                     PART I

Item 1.    FINANCIAL STATEMENTS

                          ARINCO COMPUTER SYSTEMS INC.
                                  BALANCE SHEET

                                                                     UNAUDITED
                                                                   September 30,
                                                                       1996
ASSETS


CURRENT ASSETS
    Cash and Interest Bearing  Deposits ....................        $   263,000
                                                                    -----------

      Total Assets .........................................        $   263,000
                                                                    ===========
LIABILITIES AND SHAREHOLDERS EQUITY

  CURRENT LIABILITIES
    Other Debt
    Non-related parties ....................................        $   252,000
    Accrued expenses .......................................            348,000
                                                                    -----------
      Total current liabilities ............................            600,000

 SHAREHOLDERS' DEFICIT:
   Preferred stock, .06 cumulative,
    convertible share for share into
    common stock, $.10 par value,
    $446,000 liquidation preference,
    5,000,000 shares authorized,
    807,000 shares issued and
    outstanding of which 50,000 shares
    are treasury stock .....................................             45,000

   Common stock, $.01 par value,
    4,500,00 shares authorized 4,446,000
    shares issued and outstanding of
    which 50,000 shares are treasury stock .................             45,000

    Additional paid-in-capital
      Preferred stock ......................................          1,282,000
      Common stock .........................................          1,310,000
    Accumulated deficit ....................................         (2,944,000)
    Treasury stock, at cost ................................            (75,000)
                                                                    -----------
          Total shareholders' deficit ......................           (337,000)
                                                                    -----------
          Total liabilities and
           shareholders' deficit ...........................        $   263,000
                                                                    ===========

See accompanying notes to consolidated financial statements

                         ARINCO COMPUTER SYSTEMS, INC.
                       CONDENSED STATEMENT OF OPERATIONS
                                   UNAUDITED
                                                   Nine Months      Nine Months
                                                      Ended           Ended
                                                  Sept. 30, 1996  Sept. 30, 1995



OPERATING EXPENSES
  General and administrative .................           5,000              800
                                                   -----------      -----------
           Total operating expenses ..........           5,000              800
                                                   -----------      -----------
OPERATING LOSS ...............................          (5,000)            (800)

INTEREST EXPENSE .............................         (28,000)         (53,200)
                                                   -----------      -----------

OTHER INCOME .................................          14,000          289,000
                                                   -----------      -----------

LOSS FROM OPERATIONS .........................         (19,000)         235,000

DEFICIT AT BEGINNING OF PERIOD ...............      (2,925,000)      (3,845,000)
                                                   -----------      -----------

DEFICIT AT END OF PERIOD .....................     $(2,944,000)     $(3,610,000)
                                                   ===========      ===========

NET INCOME  (LOSS) PER COMMON SHARE ..........     $    (.004)        $   .57
                                                   ===========      ===========

WEIGHTED AVERAGE OF SHARES OUTSTANDING .......       4,114,000        4,035,000
                                                   ===========      ===========

           See accompanying notes to consolidated financial statements


                        ARINCO COMPUTER SYSTEMS, INC.

                       CONDENSED STATEMENT OF OPERATIONS
                                   UNAUDITED
                                                  Three  Months   Three  Months
                                                      Ended           Ended
                                                  Sept. 30, 1996   Sept 30, 1995



OPERATING EXPENSES
  General and administrative .................           2,000             200
                                                   -----------      -----------
           Total operating expenses ..........           2,000             200
                                                   -----------      -----------
OPERATING LOSS ...............................          (2,000)           (200)

INTEREST EXPENSE .............................          (9,000)        (16,800)
                                                   -----------      -----------

OTHER INCOME .................................           3,000            3,000
                                                   -----------      -----------

LOSS FROM OPERATIONS .........................          (8,000)         (14,000)

DEFICIT AT BEGINNING OF PERIOD ...............      (2,936,000)      (3,596,000)
                                                   -----------      -----------

DEFICIT AT END OF PERIOD .....................     $(2,944,000)     $(3,610,000)
                                                   ===========      ===========

NET INCOME  (LOSS) PER COMMON SHARE ..........     $    (.002)      $     (.003)
                                                   ===========      ===========

WEIGHTED AVERAGE OF SHARES OUTSTANDING .......       4,272,000        4,035,000
                                                   ===========      ===========

          See accompanying notes to consolidated financial statements


                         ARINCO COMPUTER SYSTEMS, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                FOR THE NINE MONTHS ENDED September 30, 1996 & 1995

                                                            1996         1995

Operating Activities:
   Net loss/income ...................................    $(19,000)    $235,000
   Adjustments to reconcile net
    loss to cash provided (used)
    by operating activities:
Changes in operating assets and liabilities: .........     243,000       20,000
                                                          --------     --------
Net cash provided by operating activities: ...........     224,000      255,000
Cash and cash equivalents at beginning of period .....      39,000         -0-
                                                          --------     --------
Cash and cash equivalents at end of period ...........    $263,000     $255,000
                                                          ========     ========

           See accompanying notes to consolidated financial statements


SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
------------------------------------------

     The consolidated balance sheet as of September 30, 1996 and the consolidated statements of operations for the three and six months period and cash flows for the nine month periods ended September 30, 1996 and 1995 have been prepared by the Company without audit.

     In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the consolidated financial position at September 30, 1996 and 1995 and the consolidated results of operations and consolidated cash flows for the nine month periods ended September 30, 1996 and 1995 have been made.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Its suggested that these consolidated financial statements be read in conjunction with the consolidated financial filing of the Company's Securities & Exchange Commission Form 10-KSB. The results of operations for the periods ended September 30, 1996 and 1995 are not necessarily indicative of the operating results for the full year.

EARNINGS (LOSS) PER SHARE
-------------------------

     Earnings (loss) per share are computed using the weighted number of common shares outstanding of 4,114,000 for the nine month periods ended September 30, 1996 respectively.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following is Management's discussions and analysis of the financial condition and results of operations of the Company during the quarter ended September 30, 1996.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     Liquidity, as discussed herein, refers to the Company's ability to generate adequate amounts of cash to meet its needs.


     At September 30, 1996 the Company had cash of $263,000, and liabilities of $600,000.

     The Company is presently without significant income. To acquire or develop any further new business interests, the Company must obtain moneys, by borrowing or the sale of equities. There is no assurance that the Company, however, will be successful in raising new capital or securing any new business.


RESULTS OF OPERATIONS
---------------------

     During the quarter ended September 30,1996, the Company's net loss of $19,500 for the nine month period and ended represents the excess of expense over revenue.

     Operations for the nine month period ended September 30, 1996 generated other income of $14,000 and expenses of $33,000. Compared with other income of $289,000 and expenses of $54,000 for the six month period ended September 30, 1995.

     Operations for the three month period ended September 30,1996 generated other income of $3,000. and expenses of $11,000. Compared with other income of $3,000 and expenses of $17,000 for the nine month period ended September 30, 1995

     The Company incurred an operating loss of $9,500 during the three month and $19,500 during the nine month period ended September 30, 1996.

     As the Company has incurred operating losses, no provision for income taxes was required for the quarter ended September 30, 1996.


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


ITEM 2.         CHANGES IN SECURITIES

     (b) During the month of September of this reporting period 36,000 shares of 6% cumulative Preferred Stock were tendered to the registrant for conversion into 361,000 common shares of the registrant's common stock, pursuant to the conversion right of the tendered preferred shares.

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





Arinco Computer Systems Inc.

November 11, 1996                       James A. Arias
                                        -------------------------------
                                        James A. Arias
                                        Interim Chief Executive Officer
                                            and Chief Financial Officer