Form 10QSB
period 1997-03-31
ARINCO COMPUTER SYSTEMS INC
filed 1997-05-15
CIK 356591

FORM 10-QSB

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)

[x]   QUARTERLY  REPORT PURSUANT TO SECTION 13 OR  15(d)  OF  THE
SECURITIES
                 EXCHANGE ACT OF 1934

     For the Quarterly Period Ended March 31, 1997

                         OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)  OF  THE
SECURITIES
     EXCHANGE ACT OF 1934

       For   the   transition  period  from______to______

            Commission File Number: 0-13347


                   ARINCO COMPUTER SYSTEMS INC.
                  ____________________________
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


                         Yes X        No
                        ______        _______

The number of shares outstanding of the Issuer's common stock, par value $ 0.001 par value common stock, its only class of equity securities, as of May 7, 1997 was 4,396,000 shares.




PART  I

Item 1.    FINANCIAL STATEMENTS

                    ARINCO COMPUTER SYSTEMS INC.
                           BALANCE SHEET

                                                         UNAUDITED
ASSETS                                                   March  31,
                                                            1997


  CURRENT ASSETS
    Cash and Interest Bearing  Deposit                   $ 267,000
                                                         _________
          Total Assets                                   $ 267,000
                                                         =========
LIABILITIES AND SHAREHOLDERS EQUITY

CURRENT LIABILITIES
    Other Debt
        Non-related parties                                252,000
    Accrued expenses                                       367,000
                                                         _________
              Total current liabilities                  $ 619,000


SHAREHOLDERS' DEFICIT:
      Preferred  stock,  .06  cumulative,
       convertible  share for share into  common
       stock, $.10 par value, $896,000 liquidation
       perference, common  stock,  $.10 par value,
       $ 896,000 liquidation preference, 5,000,000
       shares authorized, 396,000 shares                  $ 40,000


      Common stock,$.01 par value, 4,500,00 shares
       authorized 4,396,000 shares                          44,000


    Additional paid-in-capital
      Preferred stock                                    1,250,000
      Common stock                                       1,273,000
      Accumulated deficit                               (2,959,000)
                                                       ____________
                  Total shareholders' deficit
                  Total liabilities and
                    shareholders' deficit              $   267,000
                                                       ===========



        See accompanying notes to consolidated financial statements



                      ARINCO COMPUTER SYSTEMS, INC.
                    CONDENSED STATEMENT OF OPERATIONS
                               UNAUDITED


                                           Three Months    Three Months
                                              Ended           Ended
                                          Mar. 31, 1997    Mar. 31,1996



OPERATING EXPENSES
  General and administrative                       0                 0
                                         ___________       ___________
     Total operating expenses                      0                 0
                                         ___________       ___________
OPERATING LOSS                                    (0)               (0)

INTEREST EXPENSE                              (9,000)           (9,000)
                                         ___________       ___________
                                              (9,000)           (9,000)

OTHER INCOME                                   2,000             5,000
                                         ___________       ___________

NET LOSS FROM OPERATIONS                      (7,000)           (4,000)

DEFICIT AT BEGINNING OF PERIOD           $(2,952,000)      $(2,925,000)
                                         ___________       ___________

DEFICIT AT END OF PERIOD                 $(2,959,000)      $(2,929,000)
                                         ===========       ===========

NET  INCOME  (LOSS)  PER
 COMMON SHARE                            $     (000)       $     (000)
                                         ===========       ===========

WEIGHTED AVERAGE OF SHARES
 OUTSTANDING                               4,396,000         4,035,000
                                        ============       ===========



       See accompanying notes to consolidated financial statement




                      ARINCO COMPUTER SYSTEMS, INC.
                  CONSOLIDATED STATEMENT OF CASH FLOWS
            FOR THE THREE MONTHS ENDED March 31, 1997 & 1996




Operating Activities:                          1997         1996

   Net income (loss)                          (7,000)      (4,000)
   Adjustments to reconcile net
   loss  to  cash  provided  (used)  by
   operating activities:

   Changes in operating assets and
     liabilities:                              9,000        7,000
                                            ________       ______

   Net cash provided by operating
     activities:                               2,000        3,000

   Cash and cash equivalents at
     beginning of period:                    265,000       39,000
                                             _______       ______
   Cash  and  cash equivalents  at
     end period:                             267,000       42,000
                                             =======       ======

    See accompanying notes to consolidated financial statement



 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The consolidated balance sheet as of March 31, 1997 and the consolidated statements of operations for the three month periods ended March 31, 1997 and 1996 and the consolidated statements of cash flows for the three month periods then ended have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 1997 and 1996, and for the presented have been made.

       Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Its suggested that these consolidated financial statements be read in conjunction with the consolidated financial filing of Securities & Exchange Commission Form 10-k. The results of operations for the periods ended March 31, 1997 and 1996 are not necessarily indicative of the operating results for the full year.




EARNINGS (LOSS) PER SHARE

      Earnings (loss) per share are computed using the weighted number of common shares outstanding of 4,396,000 and for the three month periods ended March 31, 1996 and 1995, respectively. Weighted average number of shares is calculated as follows for the three months ended March 31, 1997.


                                 Outstanding Number     Weighted Average
                                     of Shares              of Shares
                                    (Unchanged)            (Unchanged)
           Date                  _________________      ________________


January 1, 1997 - March 31, 1997     4,396,000               4,396,000
                                    ===========             ===========







ITEM  2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


The following is Management's discussions and analysis of the financial condition and results of operations of the Company during the quarter ended March 31, 1997.


LIQUIDITY AND CAPITAL RESOURCES

       Liquidity, as discussed herein, refers to the Company's ability to generate adequate amounts of cash to meet its needs.

      At  March  31,  1997  the Company  had  cash  of  $267,000,
It also had liabilities of  $619,000 resulting from  letigation.
See Item 1. (a) of Part II hereof.

The Company is presently without significant income. To acquire or develop any further new business interests, the Company must obtain moneys, by borrowing or the sale of equities. There is no assurance that the Company, however will be successful in raising new capital or securing any new business.


RESULTS OF OPERATIONS

      The Company's net loss of $7,000 for the period ended March
31, 1997 represents the excess of expense over revenue for the period.

      Operations for the quarter ended March 31, 1997 generated other income of $2,000 compared to $ 5,000 for the quarter ended March 31, 1996. The Company incurred an operating loss of $7,000 during the quarter ended March 31, 1997. Total operating expenses for the quarter ended March 31, 1997 were $9,000 and revenues for the period ended March, 31, 1997 were $2,000.

      As the Company has incurred operating losses, no provision for income taxes was required for the quarter ended March 31, 1997.



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






Arinco Computer Systems Inc.


May 15, 1997


                 s/James A. Arias
                _____________________ James A. Arias
                                      Interim Chief Executive Officer
                                      and Chief accounting officer