Form 10QSB
period 1997-06-30
ARINCO COMPUTER SYSTEMS INC
filed 1997-08-15
CIK 356591

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the Quarterly Period Ended JUNE 30, 1997

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

                                  Yes[X]   No[ ]

     The number of shares outstanding of the Issuer's common stock, par value $ 0.001 par value common stock, its only class of equity securities, as of July 7, 1997 was 4,035,000 shares.

Transitional Small Business Disclosure Format (Check one): Yes[ ] No[X]

                                     PART I

Item 1.    FINANCIAL STATEMENTS

                          ARINCO COMPUTER SYSTEMS INC.
                                  BALANCE SHEET


                                                                UNAUDITED
                                                                 JUNE 30,
                                                                   1997
ASSETS


CURRENT ASSETS
    Cash and Interest Bearing  Deposits ....................        $267,000
                                                                 -----------

      Total Assets .........................................        $267,000
                                                                 ===========

LIABILITIES AND SHAREHOLDERS EQUITY

  CURRENT LIABILITIES
    Other Debt
    Non-related parties ....................................        $252,000
    Accrued expenses .......................................         385,000
                                                                 -----------
      Total current liabilities ............................         637,000

 SHAREHOLDERS' DEFICIT:
   Preferred stock, .06 cumulative,
    convertible share for share into
    common stock, $.10 par value,
    $896,000 liquidation preference,
    5,000,000 shares authorized,
    396,000 shares (NOTE F) ................................         40,000

   Common stock, $.01 par value,
    4,500,00 shares authorized 4,396,000
    shares (NOTE F) ...................... .................         44,000

    Additional paid-in-capital
      Preferred stock ......................................      1,250,000
      Common stock .........................................      1,273,000
    Accumulated deficit ....................................     (2,977,000)
                                                                -----------
          Total shareholders' deficit ......................       (370,000)
                                                                -----------
          Total liabilities and
           shareholders' deficit ...........................       $267,000

                                                                ===========

          See accompanying notes to consolidated financial statements



                         ARINCO COMPUTER SYSTEMS, INC.
                       CONDENSED STATEMENT OF OPERATIONS
                                   UNAUDITED

                                                   Six Months      Six Months
                                                      Ended           Ended
                                                  JUNE 30, 1997  JUNE 30, 1996



OPERATING EXPENSES
  General and administrative .................           2,000        3,000
                                                   -----------  -----------
           Total operating expenses ..........           2,000        3,000
                                                   -----------  -----------
OPERATING LOSS ...............................          (2,000)      (3,000)

INTEREST EXPENSE .............................         (19,000)     (19,000)
                                                   -----------  -----------

OTHER INCOME .................................           4,000       10,500
                                                   -----------  -----------

LOSS FROM OPERATIONS .........................         (17,000)     (11,500)

DEFICIT AT BEGINNING OF PERIOD ...............      (2,960,000)  (2,924,500)
                                                   -----------  -----------

DEFICIT AT END OF PERIOD .....................     $(2,977,000) $(2,936,000)
                                                   ===========  ===========

NET INCOME  (LOSS) PER COMMON SHARE ..........     $    (.000)     $  (.000)
                                                   ===========  ===========

WEIGHTED AVERAGE OF SHARES OUTSTANDING .......       4,396,000    4,035,000
                                                   ===========  ===========

           See accompanying notes to consolidated financial statement




                       ARINCO COMPUTER SYSTEMS, INC.
                    CONDENSED STATEMENT OF OPERATIONS
                                UNAUDITED
                                                  Three  Months   Three  Months
                                                      Ended          Ended
                                                  JUNE 30, 1997  JUNE 30, 1996



OPERATING EXPENSES
  General and administrative .................           2,000         3,000
                                                   -----------   -----------
           Total operating expenses ..........           2,000         3,000
                                                   -----------   -----------
OPERATING LOSS ...............................          (2,000)       (3,000)

INTEREST EXPENSE .............................         (10,000)      (10,000)
                                                   -----------   -----------

OTHER INCOME .................................           2,000         6,000
                                                   -----------   -----------

LOSS FROM OPERATIONS .........................         (10,000)       (7,000)

DEFICIT AT BEGINNING OF PERIOD ...............      (2,967,000)   (2,929,000)
                                                   -----------   -----------

DEFICIT AT END OF PERIOD .....................     $(2,977,000)  $(2,936,000)
                                                   ===========   ===========

NET INCOME  (LOSS) PER COMMON SHARE ..........     $    (.000)     $   (.000)
                                                   ===========   ===========

WEIGHTED AVERAGE OF SHARES OUTSTANDING .......       4,396,000     4,035,000
                                                   ===========   ===========

          See accompanying notes to consolidated financial statement





                         ARINCO COMPUTER SYSTEMS, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                FOR THE THREE MONTHS ENDED JUNE 30, 1997 & 1996

                                                             1997      1996


Operating Activities:
   Net loss/income ...................................    $(17,000)  $(11,500)
   Adjustments to reconcile net
    loss to cash provided (used)
    by operating activities:
Changes in operating assets and liabilities: .........      17,000    231,500
                                                          --------   --------
Net cash provided by operating activities: ...........           0    220,000
Cash and cash equivalents at beginning of period .....     267,000     42,000
                                                          --------   --------
Cash and cash equivalents at end of period ...........    $267,000   $262,000
                                                          ========   ========

           See accompanying notes to consolidated financial statement


SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
------------------------------------------

     The consolidated balance sheet as of June 30, 1997 and the consolidated statements of operations for the three and six months period and cash flows for the six month periods ended June 30, 1997 and 1996 have been prepared by the Company without audit.

     In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the consolidated financial position at June 30, 1997 and 1996 and the consolidated results of operations and consolidated cash flows for the six month periods ended June 30, 1997 and 1996 have been made.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Its suggested that these consolidated financial statements be read in conjunction with the consolidated financial filing of the Company's Securities & Exchange Commission Form 10-KSB. The results of operations for the periods ended June 30, 1997 and 1996 are not necessarily indicative of the operating results for the full year.

EARNINGS (LOSS) PER SHARE
-------------------------

     Earnings   (loss)  per  share  are  computed using the weighted number of common shares outstanding of 4,035,000 for the three and six month periods ended June 30, 1997 and 1996, respectively.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following is Management's discussions and analysis of the financial condition and results of operations of the Company during the quarter ended June 30, 1997.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     Liquidity, as discussed herein, refers to the Company's ability to generate adequate amounts of cash to meet its needs.

     At June 30, 1997 the Company had cash of $267,000, and liabilities of $637,000.

     The Company is presently without significant income. To acquire or develop any further new business interests, the Company must obtain moneys, by borrowing or the sale of equities. There is no assurance that the Company, however, will be successful in raising new capital or securing any new business.


RESULTS OF OPERATIONS
---------------------

      During  the  quarter   ended  June  30, 1997, the  Company's net loss of
$17,000  for   the   six  month  period  and  ended  represents the excess  of
expense over revenue.

      Operations for the six month period ended June 30, 1997 generated other income of $4,000 and expenses of $21,000. Compared with other income of $10,500 and expenses of $22,000 for the six month period ended June 30, 1996.

      Operations for the three month period ended June 30, 1997 generated other income of $2,000. and expenses of $12,000. Compared with other income of $6,000 and expenses of $13,000 for the six month period ended June 30, 1996.

      The Company incurred an operating loss of $2,000 during the three month and $3,000 during the six month period ended June 30, 1997.

     As the Company has incurred operating losses, no provision for income taxes was required for the quarter ended June 30, 1997.


                           PART II. OTHER INFORMATION


ITEM 1.         LEGAL PROCEEDINGS

        The Registrant has been subjected to the following judgments:

     a) On July 21, 1988, a Judgment was entered in the First Judicial District, County of Santa Fe, New Mexico for legal fees in the amount of $5,869.97.

     b) On April 8, 1987 pursuant to a stipulation the US District Court for the Eastern District of New York, a prior supplier of materials to a formally owned subsidiary, obtained Judgment against the Registrant in the amount of $245,738, plus interest.

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





Arinco Computer Systems Inc.

August 14, 1997                          s\James A. Arias
                                        -------------------------------
                                        James A. Arias
                                        Interim Chief Executive Officer
                                            and Chief Financial Officer