Form 10QSB
period 1997-09-30
ARINCO COMPUTER SYSTEMS INC
filed 1997-11-17
CIK 356591

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the Quarterly Period Ended SEPTEMBER 30, 1997

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

                                  Yes[X]   No[ ]

     The number of shares outstanding of the Issuer's common stock, par value $ 0.001 par value common stock, its only class of equity securities, as of November 7, 1997 was 4,035,000 shares.

Transitional Small Business Disclosure Format (Check one): Yes[ ] No[X]

                                     PART I

Item 1.    FINANCIAL STATEMENTS

                          ARINCO COMPUTER SYSTEMS INC.
                                  BALANCE SHEET


                                                                UNAUDITED
                                                                  Sept. 30,
                                                                   1997
ASSETS


CURRENT ASSETS
    Cash and Interest Bearing  Deposits ....................        $268,000
                                                                 -----------

      Total Assets .........................................        $268,000
                                                                 ===========

LIABILITIES AND SHAREHOLDERS EQUITY

  CURRENT LIABILITIES
    Other Debt
    Non-related parties ....................................        $252,000
    Accrued expenses .......................................         395,000
                                                                 -----------
      Total current liabilities ............................         647,000

 SHAREHOLDERS' DEFICIT:
   Preferred stock, .06 cumulative,
    convertible share for share into
    common stock, $.10 par value,
    $896,000 liquidation preference,
    5,000,000 shares authorized,
    396,000 shares (NOTE F) ................................         40,000

   Common stock, $.01 par value,
    4,500,00 shares authorized 4,396,000
    shares (NOTE F) ...................... .................         44,000

    Additional paid-in-capital
      Preferred stock ......................................      1,250,000
      Common stock .........................................      1,273,000
    Accumulated deficit ....................................     (2,986,000)
                                                                -----------
          Total shareholders' deficit ......................       (379,000)
                                                                -----------
          Total liabilities and
           shareholders' deficit ...........................       $268,000

                                                                ===========

          See accompanying notes to consolidated financial statements



                         ARINCO COMPUTER SYSTEMS, INC.
                       CONDENSED STATEMENT OF OPERATIONS
                                   UNAUDITED

                                                   Nine Months     Nine Months
                                                      Ended           Ended
                                                  Sept. 30, 1997  Sept. 30, 1996



OPERATING EXPENSES
  General and administrative .................           3,000        2,000
                                                   -----------  -----------
           Total operating expenses ..........           3,000        2,000
                                                   -----------  -----------
OPERATING LOSS ...............................          (3,000)      (2,000)

INTEREST EXPENSE .............................         (29,000)     (19,000)
                                                   -----------  -----------

OTHER INCOME .................................           7,000       4,000
                                                   -----------  -----------

LOSS FROM OPERATIONS .........................         (25,000)     (17,000)

DEFICIT AT BEGINNING OF PERIOD ...............      (2,960,000)  (2,960,000)
                                                   -----------  -----------

DEFICIT AT END OF PERIOD .....................     $(2,985,000) $(2,977,000)
                                                   ===========  ===========

NET INCOME  (LOSS) PER COMMON SHARE ..........     $    (.000)     $  (.000)
                                                   ===========  ===========

WEIGHTED AVERAGE OF SHARES OUTSTANDING .......       4,396,000    4,396,000
                                                   ===========  ===========

           See accompanying notes to consolidated financial statement




                       ARINCO COMPUTER SYSTEMS, INC.
                    CONDENSED STATEMENT OF OPERATIONS
                                UNAUDITED
                                                  Three  Months   Three  Months
                                                      Ended          Ended
                                                  Sept. 30, 1997  Sept. 30, 1996



OPERATING EXPENSES
  General and administrative .................           1,000         2,000
                                                   -----------   -----------
           Total operating expenses ..........           1,000         2,000
                                                   -----------   -----------
OPERATING LOSS ...............................          (1,000)       (2,000)

INTEREST EXPENSE .............................         (10,000)      (10,000)
                                                   -----------   -----------

OTHER INCOME .................................           3,000         2,000
                                                   -----------   -----------

LOSS FROM OPERATIONS .........................         (8,000)      (10,000)

DEFICIT AT BEGINNING OF PERIOD ...............      (2,977,000)   (2,967,000)
                                                   -----------   -----------

DEFICIT AT END OF PERIOD .....................     $(2,985,000)  $(2,977,000)
                                                   ===========   ===========

NET INCOME  (LOSS) PER COMMON SHARE ..........     $    (.000)     $   (.000)
                                                   ===========   ===========

WEIGHTED AVERAGE OF SHARES OUTSTANDING .......       4,396,000     4,035,000
                                                   ===========   ===========

          See accompanying notes to consolidated financial statement





                         ARINCO COMPUTER SYSTEMS, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 & 1996

                                                             1997      1996


Operating Activities:
   Net loss/income ...................................    $(25,000)  $(19,500)
   Adjustments to reconcile net
    loss to cash provided (used)
    by operating activities:
Changes in operating assets and liabilities: .........      24,000     20,500
                                                          --------   --------
Net cash provided by operating activities: ...........           0      1,000
Cash and cash equivalents at beginning of period .....     267,000    262,000
                                                          --------   --------
Cash and cash equivalents at end of period ...........    $268,000   $263,000
                                                          ========   ========

           See accompanying notes to consolidated financial statement


SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
------------------------------------------

     The consolidated balance sheet as of Sept. 30, 1997 and the consolidated statements of operations for the three and nine months period and cash flows for the nine month periods ended June 30, 1997 and 1996 have been prepared by the Company without audit.

     In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the consolidated financial position at Sept. 30, 1997 and 1996 and the consolidated results of operations and consolidated cash flows for the nine month periods ended Sept.30, 1997 and 1996 have been made.

     Certain  information   and   footnote   disclosures  normally included in
financial statements prepared in accordance with generally accepted accounting
principles  have  been  condensed  or  omitted.   Its  suggested   that  these
consolidated   financial    statements   be  read  in  conjunction  with   the
consolidated   financial  filing  of  the  Company's   Securities  &  Exchange
Commission Form  10-KSB.   The  results of  operations  for the periods  ended
Sept. 30, 1997 and 1996 are not necessarily indicative of the operating results for the full year.

EARNINGS (LOSS) PER SHARE
-------------------------

     Earnings   (loss)  per  share  are  computed using the weighted number of common shares outstanding of 4,035,000 for the three and Nine month periods ended Sept. 30, 1997 and 1996, respectively.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following is Management's discussions and analysis of the financial condition and results of operations of the Company during the quarter ended Sept. 30, 1997.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     Liquidity, as discussed herein, refers to the Company's ability to generate adequate amounts of cash to meet its needs.

     At Sept. 30, 1997 the Company had cash of $268,000, and liabilities of $647,000.

     The Company is presently without significant income. To acquire or develop any further new business interests, the Company must obtain moneys, by borrowing or the sale of equities. There is no assurance that the Company, however, will be successful in raising new capital or securing any new business.


RESULTS OF OPERATIONS
---------------------

      During  the  quarter   ended  Sept. 30, 1997, the  Company's net loss of
$25,000  for   the   nine month  period  and  ended  represents the excess  of
expense over revenue.

      Operations for the nine month period ended Sept. 30, 1997 generated other income of $7,000 and expenses of $32,000. Compared with other income of $4,000 and expenses of $21,000 for the nine month period ended Sept. 30, 1996.

      Operations for the three month period ended Sept. 30, 1997 generated other income of $1,000. and expenses of $11,000. Compared with other income of $2,000 and expenses of $12,000 for the nine month period ended Sept. 30, 1996.

      The Company incurred an operating loss of $8,000 during the three month and $25,000 during the nine month period ended Sept. 30, 1997.

     As the Company has incurred operating losses, no provision for income taxes was required for the quarter ended Sept. 30, 1997.


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





Arinco Computer Systems Inc.

November 14, 1997                       s\James A. Arias
                                        -------------------------------
                                        James A. Arias
                                        Interim Chief Executive Officer
                                            and Chief Financial Officer