Form 10KSB
period 1997-12-31
ARINCO COMPUTER SYSTEMS INC
filed 1998-04-01
CIK 356591

FORM 10-KSB
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

(Mark One)
[ X ]        ANNUAL  REPORT  PURSUANT TO SECTION  13  OR  15(d)  OF
THE
           SECURITIES  EXCHANGE  ACT  OF 1934 [FEE REQUIRED]

the fiscal year ended December 31, 1997

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

Check whether the issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for
the past 90 days.  Yes   X        No.
                   __________   ___________
Check  if there  is  no  disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III
of this Form 10-KSB or  any amendment to this Form 10-KSB.     X
                                                             ______
State   issuer's  revenues for its most recent fiscal  year.   $16,000
                                                              _________

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act). $117,795
                                      ________

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: $0.001 par value common stock, its only class of equity securities, as of March 15, 1998, was: 4,396,000.
     __________


                             PART I

Item 1. Business.

       Arinco Computer Systems, Inc. (Arinco, Company or Registrant) was incorporated under the laws of the State of New Mexico on March 31, 1978. Arinco is a publicly held, over-the-counter traded company organized principally to serve its subsidiary operations.

     On March 1, 1983, acquired a telephone inter-connect company which had engaged in selling and installing telecommunications equipment in commercial and governmental facilities. In July of 1987, operations ceased when two creditors of the telephone inter-connect subsidiary received the assets of the company. A negotiated settlement was agreed upon because of continued default by the company in payment of its secured obligations.

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

      At the end of the fiscal year ended December 31, 1995 the Registrant was without any business, had assets consisting of $39,000 in cash and a receivable from a related party of $215,000 and had liabilities of $572,000. At the end of the Fiscal Year ending December 31, 1996 it had assets consisting of $265,000 in cash and liabilities of $610,000. The increase of liabilities and increase in assets from the last fiscal period were due to the following actions and events.The increase in cash assets was due to the Registrant's accumulation of interest income earned from time deposits, while the increase of liabilities resulted from accrued interest expense associated with

"Other Debt"  (see  Item  7.  Financial   Statements,  Note  D- Debt to
Nonrelated Parties).

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

      b) During fiscal 1987 pursuant to a Stipulation in the US District Court of the Eastern District of New York, a prior supplier of material to a formally owned subsidiary, obtained Judgment against the Registrant in the amount of $245,738, plus interest.

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

      A large creditor filed a motion to set aside a previous order disallowing its claim based upon a lack of notice. The court set aside the default order disallowing its claim, but parties in interest may still object to the claim. The creditor threatened to take action in February, 1996 and is continuing to attempt to recover previous distrubutions but no action has been taken to date. Management believes court action requiring recall of the distribution is unlikely; nevertheless, it is reasonably possible that such an event will occur, although the amount of the recall cannot currently be estimated.

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


                             PART II
Item 5. Market for Common Equity and Related Stockholder Matters.

     The Registrant's common stock has been listed in by the National Daily Quotation Bureau, Inc. in its Pink Sheets and the OTC Bulletin Board under the symbol "ARCS". The high and low bid prices during each quarter of 1996 and 1997 are as follows


                        Bid Prices                         Bid Prices
                      High      Low                      High      Low
                      ____      ___                      ____      ___

March 31, 1997       $0.02     $0.01  March 31, 1996     $0.02    $0.01
June  30, 1997       $0.02     $0.01  June  30, 1996     $0.02    $0.01
September 30,1997    $0.02     $0.01  September 30,1996  $0.02    $0.01
December 31, 1997    $0.02     $0.01  December 31, 1996  $0.02    $0.01

       There were approximately 350 holders of the Registrant's common stock on March 25, 1998.

      The Registrant has never paid dividends on its common stock.


Item  6. Management's' Discussion  and Analysis or Plan  of  Operations


Liquidity and Capital Resources.
________________________________

       The   Registrant's cash position improved   during   the  past
fiscal   year  as a result of its earnings of interest on  its   time
deposits. The Registrant currently has approximately $270,000.

        The Registrant's sole officer and director is currently devoting his services, as needed, to the
Registrant without compensation. Other costs and expenses, including legal and accounting costs are being paid from the cash held by the Registrant. The Registrant may continue to operate in a limited manner utilizing the funds it currently has. It is believed that the Registrant has sufficient funds to maintain its current activities, for the year ending December 31, 1998,
while  it   seeks  to  acquire  or establish a new business.


Financial Condition and Changes in Financial  Condition
_______________________________________________________

      As stated above, the Registrant's cash position improved as a result of interest income and liabilities increased as a result of accrued interest expense during the fiscal year ended December 31, 1997. At December 31, 1997, the Registrant had assets of $270,000 Assets increased by $ 5,000 as a result of interest on its time deposits. Liabilities increased $37,000 to $ 647,000 at december 31, 1997 by the continuning accural of interest on debt. Management believes that any additional debts and expenses may be time barred from collection throught application of the statutes of limitations and has retained the services to an attorney to review the status of those debts and expenses and furnish the Registrant an opinion relating to that matter.


Item 7. Financial Statements.


         Report of Independent Certified Public Accountants


Shareholders and Board of Directors
Arinco Computer Systems, Inc.

We  have  audited  the consolidated balance sheet of Arinco  Computer
Systems, Inc. and Subsidiary, as of December 31, 1997, and the related consolidated statements of operations, shareholders' deficit, and cash flows for each of the two years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

As disclosed in Note A to the consolidated financial statements, the Company ceased operations upon the disposal of its subsidiary on October 7, 1987. Although no formal plan of liquidation has been adopted, no material business activity has occurred since October 7, 1987. As a result, the Company uses the liquidation basis of accounting.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Arinco Computer Systems, Inc. and Subsidiary, as of December 31, 1997, and the consolidated results of their operations and their consolidated cash flows for each of the two years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.

As disclosed in Note A, the amounts which will ultimately be paid to creditors in settlement of the obligations due them is not presently determinable and such amounts may differ materially from the amounts shown in the accompanying financial statements.





                                        GRANT THORNTON LLP
Oklahoma City, Oklahoma
February 20, 1998



                   Arinco Computer Systems, Inc.
                     CONSOLIDATED BALANCE SHEET

                          December 31, 1997


                ASSETS (note H)

CURRENT ASSETS
 Cash                                                         $    270,000
                                                               ===========
     LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
 Debt (note C)                                                $    252,000
 Accrued expenses                                                  395,000
                                                               -----------
         Total current liabilities                                 647,000

COMMITMENTS AND CONTINGENCIES (notes E, F, and G)                      -

SHAREHOLDERS' DEFICIT
   Preferred  stock,  $.06 per share  cumulative,
   convertible share-for-share into common  stock
   -   $.10   par   value,  $396,000  liquidation
   preference;   authorized,  5,000,000   shares;
   issued  and outstanding, 396,000 shares  (note
   E)                                                               40,000
   Common  stock  -  $.01 par value;  authorized,
   4,500,000   shares;  issued  and  outstanding,
   4,396,000 shares (note E)                                        44,000
 Additional paid-in capital
   Preferred stock                                               1,250,000
   Common stock                                                  1,273,000
 Accumulated deficit                                            (2,984,000)
                                                                ----------
                                                                  (377,000)
                                                                ----------
                                                              $    270,000
                                                                ==========
                     Arinco Computer Systems Inc.
                CONSOLIDATED STATEMENTS OF OPERATIONS

                       Year ended December 31,


                                                        1997          1996
                                                      ------        ------
Operating expenses - general and administrative      $ 3,000       $ 5,000
                                                      ------        ------
         Operating loss                               (3,000)       (5,000)

Other (income) expense
 Interest income                                      (9,000)      (16,000)
 Interest expense                                     38,000        38,000
                                                      ------        ------
                                                      29,000        22,000
                                                      ------        ------
         NET LOSS                                    (32,000)      (27,000)

Preferred stock dividend requirement                  24,000        24,000
                                                      ------        ------
       NET LOSS APPLICABLE TO COMMON
              SHARES                               $ (56,000)    $ (51,000)
                                                    ========      ========
Loss per common share (note B1)

         BASIC AND DILUTED NET LOSS                $  (.01)      $   (.01)
                                                    ========      ========
Weighted average of common
    shares outstanding, basic and diluted          4,395,837      4,097,672
                                                   =========      =========


     The accompanying notes are an integral part of this statement.


                          Arinco Computer Systems, Inc.
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' DEFICIT
                     Years ended December 31, 1997 and 1996


                                                             Additional
                                                           paid-in capital
                                                           ---------------
                    Preferred stock     Common stock     Preferred    Common
                    ---------------   ----------------
                    Shares   Amount   Shares    Amount      stock       stock
                    ------   ------   ------    ------   ---------    --------

Balances at
    1-1-1996       807,000  $81,000  4,085,000  $41,000  $1,282,000  $1,278,000
Net loss                 -        -          -        -           -           -
Preferred stock
  exchanged for
   common stock   (361,000) (36,000)   361,000    3,000           -      33,000
Retirement of
  treasury stock   (50,000)  (5,000)   (50,000)       -      (32,000)   (38,000)
                  --------- --------   --------  -------  -----------  ---------
Balances at
    12-31-1996     396,000   40,000  4,396,000   44,000    1,250,000  1,273,000
Net loss                 -        -          -        -            -          -
                  --------  -------  ---------  -------   ----------  ----------
Balances at
   12-31-1997      396,000  $40,000  4,396,000  $44,000   $1,250,000  $1,273,000
                  ========  =======  =========  =======   ==========  ==========


         The accompanying notes are an integral part of this statement.


                            Arinco Computer systems, Inc.
                   CONSOLIDATED STATEMENT OF SHAREHOLDERS" DEFICIT
                       Years ended December 31, 1997 and 1996


                       Accumulated         Treasury stock
                                          -----------------
                         deficit         Shares      Amount        Total
                      ------------       ------      ------        -----

Balances at
   1-1-1996           $(2,925,000)      100,000    $(75,000)    $(318,000)
Net loss                  (27,000)            -           -       (27,000)
Preferred stock
  exhganged for
   common stock                 -             -           -             -
Retirement of
  treasury stock                -      (100,000)     75,000             -
                       -----------      --------    ---------    ---------
Balances at
   12-31-1996          (2,952,000)            -           -       (345,000)
Net loss                  (32,000)            -           -        (32,000)
                      ------------      --------    ---------    ----------
Balances at
   12-31-1997         $(2,984,000)            -     $     -      $(377,000)
                      ============      ========    =========    ==========

     The accompanying notes are an integral part of this statement.



                    Arinco computer Systems, Inc.
                CONSOLIDATED STATEMENTS OF CASH FLOWS
                       Year ended December 31,

                                                        1997          1996
                                                     --------      ---------
Increase (Decrease) in Cash and Cash Equivalents

Cash flows from operating activities
  Net loss                                         $  (32,000)     $ (27,000)
   Adjustments to reconcile net loss to  net
   cash provided by operating activities
     Changes in operating assets and liabilities
       Accrued expenses                                37,000         38,000
                                                      -------       --------

         Net cash provided by operating activities      5,000         11,000

Cash flows from investing activities
 Repayments by related party                                -        215,000
                                                      -------       --------
         NET INCREASE IN CASH AND
              CASH EQUIVALENTS                          5,000        226,000

Cash and cash equivalents at beginning of year        265,000         39,000
                                                      -------        -------
Cash and cash equivalents at end of year           $  270,000      $ 265,000
                                                      =======        =======

     The accompanying notes are an integral part of these statments.



                      Arinco Computer Systems, Inc.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       December 31, 1997 and 1996


NOTE A - ORGANIZATION

 Arinco Computer Systems, Inc. (the "Company") was incorporated under the laws of the State of New Mexico on March 31, 1978. The Company is a publicly-held, over-the-counter traded company. The Company's subsidiary, New Start, Inc., has no business operations, and intercompany transactions and balances are eliminated in consolidation.

 Since  inception,  the  Company  has operated  on  minimal  amounts  of invested capital and continuing losses have severely impaired the Company's cash flow. The Company relinquished the assets of its subsidiary on October 7, 1987 in settlement of two notes payable. The Company has essentially ceased its operations, reduced its existence to a shell corporation, and its activities consist primarily of paying general and administrative costs. It is not presently determinable as to what the ultimate settlement amounts with creditors will be and, as such, may differ materially from the amounts shown in the financial statements. Management will continue its efforts to improve the Company's capital but does not anticipate developing a formal plan of liquidation.

NOTE B - SUMMARY OF ACCOUNTING POLICIES

 A summary of the significant accounting policies consistently applied in the accompanying consolidated financial statements follows.

 1.  Loss Per Common Share

 Loss per common share has been computed using the weighted average number of common shares outstanding during each period after deduction of preferred stock dividends. Basic and diluted loss per share are the same because the effect of warrants and convertible preferred stock would be antidilutive.

 2.  Cash Accounts

 The Company maintains its cash in bank deposit accounts which may exceed federally insured limits. The Company has not experienced any losses on such accounts and believes it is not exposed to any significant credit risk on cash.

 3.  Use of Estimates

 The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes; accordingly, actual results could differ from those estimates.

NOTE C - DEBT

 Debt which was previously collateralized by substantially all of the assets of the Company's former subsidiary bears interest at 15%. The Company has defaulted on payment; accordingly, the amount is currently due and payable.


NOTE D - INCOME TAXES

 The following is a reconciliation between the Company's tax provision to the tax computed at the statutory federal rate:


                                                  Year ended December 31,
                                                  -----------------------
                                                       1997        1996
                                                     -------      ------

   Tax benefit at statutory rate                   $ (11,000)   $ (9,000)
   State income taxes                                 (1,000)     (1,000)
   Change in valuation allowance                      16,000      10,000
   Other                                              (4,000)          -
                                                      -------     -------
                                                   $       -    $      -
                                                      =======     =======

 As   of  December  31,  1997,  the  Company  has  net  operating   loss
 carryforwards for financial reporting and income tax purposes as follows:

           Expiration date
             2008                               $  65,000
             2009                                  73,000
             2011                                  27,000
             2012                                  32,000
                                                  -------
                                                 $197,000
                                                 ========

 The Company's deferred tax assets and liabilities consist of the following at December 31, 1997:

   Net operating loss carryforward              $  79,000
   Valuation allowance                            (79,000)
                                                 --------
             Deferred tax liability             $       -
                                                 ========

The valuation allowance for deferred tax assets increased $16,000 and decreased $105,000, respectively, for the years ended December 31, 1997 and 1996.

NOTE E - CAPITAL STOCK

 1.  Warrants
     --------
 In connection with a public offering of the Company's stock, warrants to purchase 503,000 shares of its common stock at $1 per share, remain outstanding at December 31, 1997.

 2.  Preferred Stock
     ---------------
 The Company's preferred stock has full voting rights, accumulates $.06 per share cumulative dividends annually, and is convertible on a share-for-share basis to the Company's common stock. Dividends on outstanding preferred stock are payable annually each May 31 beginning May 31, 1985. Dividends in arrears amount to $309,000 at December 31, 1997. Preferred stockholders are not entitled to payment of any accrued but unpaid dividends existing at the time of a voluntary conversion of such stock to common stock.

 3.  Exchange and Retirement of Stock
     --------------------------------
 In July 1996, 361,082 shares of outstanding preferred stock were exchanged for 361,082 shares of the Company's $.01 par value common stock under the share-for-share conversion rights of the preferred stock. During 1996, the Company retired 50,000 shares of preferred stock and 50,000 shares of common stock which was previously held as treasury stock.

NOTE F - COMMITMENTS AND CONTINGENCIES

 Management believes that certain liabilities formerly reported by the Company are now time barred from collection and are no longer reported as liabilities of the Company.

NOTE G - SETTLEMENT OF LITIGATION

 On March 31, 1986, the Company filed a lawsuit against Pathfinder Computer Centers Corporation and its organizers (defendants) seeking the balance due of $450,000 on a note plus accrued interest (guaranteed by Aaron D. and Jerilyn H. Silver). On February 14, 1990, the Company settled the litigation and received settlement proceeds in 1995 of approximately $284,000. Subsequent to receipt of settlement proceeds, a creditor whose claim had been disallowed in the defendants bankruptcy proceedings was successful in having the order disallowing its claim set aside. If the claim is subsequently allowed, the creditor could petition the court to have the bankruptcy trustee recall the settlement proceeds; however, to date, no action has been taken. Management believes court action requiring recall of the settlement proceeds is unlikely; nevertheless, it is reasonably possible that such an event will occur, although the amount of the recall cannot currently be estimated.

NOTE H - FINANCIAL INSTRUMENTS

 The following table includes various estimated fair value information as of December 31, 1997 as required by Statement of Financial Accounting Standards ("SFAS") No. 107, "Disclosures About Fair Value of Financial Instruments". Such information, which pertains to the Company's financial instruments, is based on the requirements set forth in SFAS No. 107 and does not purport to represent the aggregate net fair value of the Company. The carrying amounts in the table below are the amounts at which the financial instruments are reported in the consolidated financial statements. All of the Company's financial instruments are held for purposes other than trading.

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

 The carrying amounts and estimated fair values of the Company's financial instruments are as follows:

                                                    Carrying  Estimated
                                                     amount   fair value
                                                    --------  ----------
   Financial assets
     Cash                                          $ 270,000   $270,000
   Financial liabilities
     Notes payable for which it is
      not practicable to
       estimate fair value                          (252,000)        -


                           SIGNATURES
       In accordance with Section  13  or  15(d) of the Exchange   Act,
the registrant has duly  caused this report to   be   signed   on   its
behalf by the undersigned, thereunto duly authorized.


ARINCO COMPUTER SYSTEMS INC..


 s/James A. Arias
__________________________________________       Date: April 12, 1997
James A. Arias*,  President and Chief
           <F3>   Executive Officer and
                  Chief Financial Officer

In accordance with the Exchange Act,, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


s/James A. Arias
____________________________________              Date: April 12, 1997
James A. Arias*., Director

<F3> *Only Mr. Arias is an officer or a director of the Registrant.