Form 10QSB
period 1998-03-31
ARINCO COMPUTER SYSTEMS INC
filed 1998-05-15
CIK 356591

FORM 10-QSB

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549


(Mark One

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the Quarterly Period Ended March 31, 1998

                              OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)  OF  THE
       SECURITIES EXCHANGE ACT OF 1934

       For the transition period  from______   to______

      Commission File Number: 0-13347


                ARINCO COMPUTER SYSTEMS INC
   _____________________________________________________
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


                         Yes X        No


The  number of  shares outstanding of the Issuer's common  stock, par  value  $ 0.001 par  value common  stock, its only  class  of equity securities, as of  May 7, 1998  was 4,396,000 shares.
                                           _________



PART  I

Item 1.    FINANCIAL STATEMENTS


                   ARINCO COMPUTER SYSTEMS INC.
                          BALANCE SHEET

                                                        UNAUDITED
ASSETS                                               March 31, 1998
  CURRENT ASSETS
    Cash and Interest Bearing  Deposit                   $ 272,000
                                                         _________
          Total Assets                                   $ 272,000
                                                         =========
LIABILITIES AND SHAREHOLDERS EQUITY

CURRENT LIABILITIES
    Other Debt
        Non-related parties                                252,000
    Accrued expenses                                       414,000
                                                         _________
              Total current liabilities                  $ 666,000


SHAREHOLDERS' DEFICIT:
      Preferred  stock,  .06  cumulative,
       convertible  share for share into  common
       stock, $.10 par value, $896,000 liquidation
       perference, common  stock,  $.10 par value,
       $ 896,000 liquidation preference, 5,000,000
       shares authorized, 396,000 shares                  $ 40,000


      Common stock,$.01 par value, 4,500,00 shares
       authorized 4,396,000 shares                          44,000


    Additional paid-in-capital
      Preferred stock                                    1,250,000
      Common stock                                       1,273,000
      Accumulated deficit                               (3,001,000)
                                                        __________
          Total shareholders' deficit
                  Total liabilities and
                    shareholders' deficit              $   272,000
                                                        ==========



        See accompanying notes to consolidated financial statements



                      ARINCO COMPUTER SYSTEMS, INC.
                    CONDENSED STATEMENT OF OPERATIONS
                               UNAUDITED




                                         Three Months    Three Months
                                             Ended          Ended
                                          Mar. 31, 1998  Mar. 31,1997



OPERATING EXPENSES
  General and administrative                       0              0
                                          ___________   ____________
     Total operating expenses                      0              0
                                          ___________   ____________
OPERATING LOSS                                    (0)            (0)

INTEREST EXPENSE                             (10,000)        (9,000)
                                          ___________   ____________
                                             (10,000)        (9,000)

OTHER INCOME                                   2,000          2,000
                                          ___________   ____________

NET INCOME LOSS FROM OPERATIONS               (8,000)        (7,000)


DEFICIT AT BEGINNING OF PERIOD           $(2,960,000)   $(2,925,000)
                                         ____________   ____________


DEFICIT AT END OF PERIOD                 $(2,959,000)   $(2,959,000)
                                         ============   ============
NET  INCOME  (LOSS)  PER
 COMMON SHARE                            $     (.000)   $     (.000)
                                         ============   ============
WEIGHTED AVERAGE OF SHARES
 OUTSTANDING                               4,396,000      4,396,000
                                         ===========    ============


       See accompanying notes to consolidated financial statement




                     ARINCO COMPUTER SYSTEMS, INC.
                 CONSOLIDATED STATEMENT OF CASH FLOWS
            FOR THE THREE MONTHS ENDED March 31, 1998 & 1997





Operating Activities:                          1998         1997

   Net income (loss)                          (8,000)      (7,000)
   Adjustments to reconcile net
   loss  to  cash  provided  (used)  by
   operating activities:

   Changes in operating assets and
     liabilities:                             10,000        9,000
                                             ________      _______
   Net cash provided by operating
     activities:                               2,000        2,000

   Cash and cash equivalents at
     beginning of period:                    270,000      265,000
                                             _______       ______
   Cash  and  cash equivalents  at
     end period:                             272,000      267,000
                                             =======      =======


    See accompanying notes to consolidated financial statement



 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The consolidated balance sheet as of March 31, 1998, and the consolidated statements of operations for the three month periods ended March 31, 1998 and 1997 and the consolidated statements of cash flows for the three month period then ended have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 1998 and 1997, and for the presented have been made.

       Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Its suggested that these consolidated financial statements be read in conjunction with the consolidated financial filing of Securities & Exchange Commission Form 10-k. The results of operations for the periods ended March 31, 1998 and 1995 are not necessarily indicative of the operating results for the full year.




EARNINGS (LOSS) PER SHARE

      Earnings (loss) per share are computed using the weighted number of common shares outstanding of 4,396,000 for the three month periods ended March 31, 1998 and 1997, respectively. Weighted average number of shares is calculated as follows for the three months ended March 31, 1998.



                                 Outstanding Number     Weighted Average
                                     of Shares              of Shares
                                    (Unchanged)            (Unchanged)
           Date                  _________________      ________________

January 1, 1998 - March 31, 1998     4,396,000               4,396,000
                                    ===========             ===========



ITEM  2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


The following is Management's discussions and analysis of the financial condition and results of operations of the Company during the quarter ended March 31, 1998.


LIQUIDITY AND CAPITAL RESOURCES

       Liquidity, as discussed herein, refers to the Company's ability to generate adequate amounts of cash to meet its needs.

      At  March  31,  1998  the Company  had  cash  of  $272,000,
It also had liabilities of  $666,000 resulting from   litigation.
See Item 1. (a) of Part II hereof.

The Company is presently without significant income. To acquire or develop any further new business interests, the Company must obtain moneys, by borrowing or the sale of equities, There is no assurance that the Company, however will be successful in raising new capital or securing any new business.


RESULTS OF OPERATIONS

      The Company's net loss of $8,000 for the period ended March
31, 1998 represents the excess of expense over revenue for the period.

      Operations for the quarter ended March 31, 1998 generated income of $2,000 compared to $ 2,000 for the quarter ended March 31, 1997. The Company incurred an operating loss of $8,000 during the quarter ended March 31, 1998. The Company incurred an operating loss of $7,000 during the quarter ended March 31, 1997.

      As the Company has incurred operating losses, no provision for income taxes was required for the quarter ended March 31, 1998.



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



Arinco Computer Systems Inc.


March  10, 1998


                 s/James A. Arias
                _____________________ James A. Arias
                                      Interim Chief Executive Officer


DATE:  MAY 14, 1998