Form 10QSB
period 1998-06-30
ARINCO COMPUTER SYSTEMS INC
filed 1998-08-14
CIK 356591

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the Quarterly Period Ended JUNE 30, 1998

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

                                  Yes[X]   No[ ]

     The number of shares outstanding of the Issuer's common stock, par value $ 0.001 par value common stock, its only class of equity securities, as of July 25, 1998 was 4,035,000 shares.

Transitional Small Business Disclosure Format (Check one): Yes[ ] No[X]

                                     PART I

Item 1.    FINANCIAL STATEMENTS

                          ARINCO COMPUTER SYSTEMS INC.
                                  BALANCE SHEET


                                                                UNAUDITED
                                                                 JUNE 30,
                                                                   1998
ASSETS


CURRENT ASSETS
    Cash and Interest Bearing  Deposits ....................        $271,000
                                                                 -----------

      Total Assets .........................................        $271,000
                                                                 ===========

SHAREHOLDERS EQUITY

 SHAREHOLDERS' DEFICIT:
   Preferred stock, .06 cumulative,
    convertible share for share into
    common stock, $.10 par value,
    $896,000 liquidation preference,
    5,000,000 shares authorized,
    396,000 shares (NOTE F) ................................         40,000

   Common stock, $.01 par value,
    4,500,000 shares authorized 4,396,000
    shares (NOTE F) ...................... .................         44,000

    Additional paid-in-capital
      Preferred stock ......................................      1,250,000
      Common stock .........................................      1,273,000
    Accumulated deficit ....................................     (2,336,000)
                                                                 -----------
          Total shareholders' deficit ......................        271,000
                                                                 -----------
          Total liabilities and
           shareholders' deficit ...........................       $271,000

                                                                 ===========

          See accompanying notes to consolidated financial statements



                         ARINCO COMPUTER SYSTEMS, INC.
                       CONDENSED STATEMENT OF OPERATIONS
                                   UNAUDITED

                                                   Six Months      Six Months
                                                      Ended           Ended
                                                  JUNE 30, 1998  JUNE 30, 1997



OPERATING EXPENSES
  General and administrative .................           2,000        2,000
                                                   -----------  -----------
           Total operating expenses ..........           2,000        2,000
                                                   -----------  -----------
OPERATING LOSS ...............................          (2,000)      (2,000)

INTEREST EXPENSE .............................         (19,000)     (19,000)
                                                   -----------  -----------

OTHER INCOME .................................         669,000        4,000
                                                   -----------  -----------

INCOME FROM OPERATIONS .......................         648,000     (17,000)
                                                   ===========  ===========

NET INCOME PER COMMON SHARE ..................     $    (.000)     $  (.000)
                                                   ===========  ===========

WEIGHTED AVERAGE OF SHARES OUTSTANDING .......       4,396,000    4,396,000
                                                   ===========  ===========

           See accompanying notes to consolidated financial statement




                       ARINCO COMPUTER SYSTEMS, INC.
                    CONDENSED STATEMENT OF OPERATIONS
                                UNAUDITED
                                                  Three  Months   Three  Months
                                                      Ended          Ended
                                                  JUNE 30, 1998  JUNE 30, 1997



OPERATING EXPENSES
  General and administrative .................           2,000         2,000
                                                   -----------   -----------
           Total operating expenses ..........           2,000         2,000
                                                   -----------   -----------
OPERATING LOSS ...............................          (2,000)       (2,000)

INTEREST EXPENSE .............................         (10,000)      (10,000)
                                                   -----------   -----------

OTHER INCOME .................................         667,000         2,000
                                                   -----------   -----------

INCOME FROM OPERATIONS .......................         655,000      (10,000)
                                                   ===========   ===========

NET INCOME  (LOSS) PER COMMON SHARE ..........     $    (.000)     $  (.000)
                                                   ===========   ===========

WEIGHTED AVERAGE OF SHARES OUTSTANDING .......       4,396,000     4,035,000
                                                   ===========   ===========

          See accompanying notes to consolidated financial statement





                         ARINCO COMPUTER SYSTEMS, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                FOR THE THREE MONTHS ENDED JUNE 30, 1998 & 1997

                                                             1998      1997


Operating Activities:
   Net loss/income ...................................    $655,000  $(17,000)
   Adjustments to reconcile net
    loss to cash provided (used)
    by operating activities:
Changes in operating assets and liabilities: .........     (655,00)   17,000
                                                          --------   --------
Net cash provided used/by operating activities: ......        1000         0
Cash and cash equivalents at beginning of period .....     272,000   267,000
                                                          --------   --------
Cash and cash equivalents at end of period ...........    $271,000   $267,000
                                                          ========   ========

           See accompanying notes to consolidated financial statement


SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
------------------------------------------

     The consolidated balance sheet as of June 30, 1998 and the consolidated statements of operations for the three and six months period and cash flows for the six month periods ended June 30, 1998 and 1997 have been prepared by the Company without audit.

     In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the consolidated financial position at June 30, 1998 and 1997 and the consolidated results of operations and consolidated cash flows for the six month periods ended June 30, 1998 and 1997 have been made.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Its suggested that these consolidated financial statements be read in conjunction with the consolidated financial filing of the Company's Securities & Exchange Commission Form 10-KSB. The results of operations for the periods ended June 30, 1998 and 1997 are not necessarily indicative of the operating results for the full year.

EARNINGS (LOSS) PER SHARE
-------------------------

     Earnings   (loss)  per  share  are  computed using the weighted number of common shares outstanding of 4,035,000 for the three and six month periods ended June 30, 1998 and 1997, respectively.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following is Management's discussions and analysis of the financial condition and results of operations of the Company during the quarter ended June 30, 1998.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

      The Company's principal source of liquidity is derived from limited cash reserves and interest income. These sources are adequate to meet the present daily operating needs of the Company. At June 30, 1998 the Company had cash of approximately $271,000. (See Legal Proceedings)

To acquire or develop any further new business interests, the Company may need to obtain additional moneys, by borrowing or the sale of equities. There is no assurance thta the Company, however, will be sucessful in raising new capital or securing any new business.


RESULTS OF OPERATIONS
--------------------

During the quarter ended June 30, 1998, the Company recognized a net operating gain of $667.000 and for the six months ended June 30, 1998, the Company recognized an operating gain of $648,000. The current quaraterly gain was a result of elimination or prior liabilities consisting of principal and accrued interest. (see Legal proceedings (b))

Going  forward   as  presently   consitituted, the Management anticipates that
interest income earned from cash reserves will be adequate to meet annual operational needs.

As the Company has incurred operating losses, no provision for income taxes was required for the period ended June 30, 1998, however, some Alterntive Minimum Tax may apply by year end.


                            PART II. OTHER INFORMATION


ITEM 1.         LEGAL PROCEEDINGS

        The Registrant has been subjected to the following judgments:

     a) On July 21, 1988,   a   Judgment   was  entered  in the First Judicial
District, County of Santa Fe, New Mexico for legal fees in the amount of $5,869.97.

     b) On April 8, 1987 pursuant to a stipulation the US District Court for the Eastern District of New York, a prior supplier of materials to a formally  owned  subsidiary,  obtained  Judgment  against  the  Registrant  in
the amount of $245,738, plus interest.   These  two  judgments remain unpaid at
the  date  of  this Report  and  have  become time barred and unenforceable by
Statute   of  Limitations.    As  previously  reported,  the  Company received
$288,969.39 in May, 1995, as part of an interim distribution form the bankruptcy Estate, representing partial payment of an unsecured claim. The receipt by the Company of that distribution had been challenged by another claimant of the Estate. That claimant filed a Motion to disallow the prior distributions by the Estate Trustee to previously noticed and allowed claimants. On July 9, 1998, a Final Hearing was set to Amend Order for
Interim   Distribution.  The court  orally  denied  the  Motion.   No  written
order  has  been  entered or filed to date.  Apposing  Counsel  has  requested
that  the  Court  enter  written  Findings  in support  of its decision.   The
Courts decision will not become final and not subject to appeal until ten days after a written order is entered.

ITEM 2.         CHANGES IN SECURITIES
        NONE

ITEM 3.         DEFAULTS IN SENIOR SECURITIES
        NONE

ITEM 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
        NONE

ITEM 5.         OTHER INFORMATION
        The company recently discovered that the financial statements of the company has for some time erroneously classified Common shares Aurhorized as 4,500,000 and should have been classified as 45,000,000. This clerical error has had no adverse impact on the presentation or representation of the of the financial condition of the company.

ITEM 6.         EXHIBITS AND REPORTS ON FORM 8-K
        NONE

                                   SIGNATURES


In  accordance  with  the  requirements  of  the  Exchange Act, the registrant
caused  this   report  to be  signed  on  its   behalf  by  the   undersigned,
thereunto  duly authorized


Arinco Computer Systems Inc.

July 20, 1998
                                        -------------------------------
                                        James A. Arias
                                        Interim Chief Executive Officer
                                            and Chief Financial Officer