Form 10QSB
period 1998-09-30
ARINCO COMPUTER SYSTEMS INC
filed 1998-11-17
CIK 356591

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the Quarterly Period Ended September 30, 1998

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

                                  Yes[X]   No[ ]

     The number of shares outstanding of the Issuer's common stock, par value $ 0.001 par value common stock, its only class of equity securities, as of November 15, 1998 was 4,035,000 shares.

Transitional Small Business Disclosure Format (Check one): Yes[ ] No[X]

                                     PART I

Item 1.    FINANCIAL STATEMENTS

                          ARINCO COMPUTER SYSTEMS INC.
                                  BALANCE SHEET


                                                                UNAUDITED
                                                                 Sept. 30,
                                                                   1998
ASSETS


CURRENT ASSETS
    Cash and Interest Bearing  Deposits ....................        $175,000
    Due From Others ........................................          16,000
    Securities at Cost......................................          76,500
      Total Assets .........................................        $267,500
                                                                 ===========

SHAREHOLDERS EQUITY

 SHAREHOLDERS' DEFICIT:
   Preferred stock, .06 cumulative,
    convertible share for share into
    common stock, $.10 par value,
    $896,000 liquidation preference,
    5,000,000 shares authorized,
    396,000 shares ........ ................................         40,000

   Common stock, $.01 par value,
    4,500,000 shares authorized 4,396,000
    shares ............................... .................         44,000

    Additional paid-in-capital
      Preferred stock ......................................      1,250,000
      Common stock .........................................      1,273,000
    Accumulated deficit ....................................     (2,339,500)
                                                                 -----------
          Total shareholders' deficit ......................        267,500
                                                                 -----------
          Total liabilities and
           shareholders' deficit ...........................       $267,500
                                                                 ===========

          See accompanying notes to consolidated financial statements



                         ARINCO COMPUTER SYSTEMS, INC.
                       CONDENSED STATEMENT OF OPERATIONS
                                   UNAUDITED

                                                  Nine Months      Nine Months
                                                      Ended           Ended
                                                 Sept. 30, 1998  Sept. 30, 1997



OPERATING EXPENSES
  General and administrative .................           9,000        3,000
                                                   -----------  -----------
           Total operating expenses ..........           9,000        3,000
                                                   -----------  -----------
OPERATING LOSS ...............................          (9,000)      (3,000)

INTEREST EXPENSE .............................         (19,000)     (29,000)

OTHER INCOME .................................         672,000        7,000
                                                   -----------  -----------

INCOME FROM OPERATIONS .......................         644,000     (25,000)
                                                   ===========  ===========

NET INCOME PER COMMON SHARE ..................     $    (.000)     $  (.000)
                                                   ===========  ===========

WEIGHTED AVERAGE OF SHARES OUTSTANDING .......       4,396,000    4,396,000
                                                   ===========  ===========

           See accompanying notes to consolidated financial statement




                       ARINCO COMPUTER SYSTEMS, INC.
                    CONDENSED STATEMENT OF OPERATIONS
                                UNAUDITED
                                                  Three  Months   Three  Months
                                                      Ended          Ended
                                                  Sept. 30, 1998  Sept. 30, 1997



OPERATING EXPENSES
  General and administrative .................           7,000         1,000
                                                   -----------   -----------
           Total operating expenses ..........           7,000         1,000
                                                   -----------   -----------
OPERATING LOSS ...............................          (7,000)       (1,000)

INTEREST EXPENSE .............................              (0)      (10,000)

OTHER INCOME .................................           3,000         3,000
                                                   -----------   -----------

INCOME FROM OPERATIONS .......................          (4,000)      (8,000)
                                                   ===========   ===========

NET INCOME  (LOSS) PER COMMON SHARE ..........     $    (.000)     $  (.000)
                                                   ===========   ===========

WEIGHTED AVERAGE OF SHARES OUTSTANDING .......       4,396,000     4,035,000
                                                   ===========   ===========

          See accompanying notes to consolidated financial statement





                         ARINCO COMPUTER SYSTEMS, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                FOR THE NINE MONTHS ENDED SEPT. 30, 1998 & 1997

                                                             1998      1997


Operating Activities:
   Net loss/income ...................................    $644,000  $(25,000)
   Adjustments to reconcile net
    loss to cash provided (used)
    by operating activities:
Changes in operating assets and liabilities: .........    (739,000)   25,000
                                                          --------   --------
Net cash provided used/by operating activities: ......       9,500         0
Cash and cash equivalents at beginning of period .....     270,000   268,000
                                                          --------   --------
Cash and cash equivalents at end of period ...........    $175,000  $268,000
                                                          ========   ========

           See accompanying notes to consolidated financial statement


SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
------------------------------------------

     The consolidated balance sheet as of Sept. 30, 1998 and the consolidated statements of operations for the three and nine months period and cash flows for the nine month periods ended Sept. 30, 1998 and 1997 have been prepared by the Company without audit.

     In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the consolidated financial position at Sept. 30, 1998 and 1997 and the consolidated results of operations and consolidated cash flows for the nine month periods ended Sept. 30, 1998 and 1997 have been made.

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

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

      The Company's principal source of liquidity is derived from limited cash reserves and interest income. These sources are adequate to meet the present daily operating needs of the Company. At Sept. 30, 1998 the Company had cash of approximately $267,500. (See Legal Proceedings)

To acquire or develop any further new business interests, the Company may need to obtain additional moneys, by borrowing or the sale of equities. There is no assurance thta the Company, however, will be sucessful in raising new capital or securing any new business.


RESULTS OF OPERATIONS
--------------------

During the quarter ended Sept. 30, 1998, the Company recognized a net operating gain of $672.000 and for the nine months ended Sept. 30, 1998, the Company recognized an operating gain of $644,000. The current gain was a result of elimination or prior liabilities consisting of principal and accrued interest. (see Legal proceedings (b))

Going  forward   as  presently   consitituted, the Management anticipates that
interest income earned from cash reserves will be adequate to meet annual operational needs.

As the Company has incurred operating losses, no provision for income taxes was required for the period ended Sept. 30, 1998, however, some Alterntive Minimum Tax may apply by year end.


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


Arinco Computer Systems Inc.

November 15, 1998                       s/ James A. Arias
                                        -------------------------------
                                        James A. Arias
                                        Interim Chief Executive Officer
                                            and Chief Financial Officer