Form 10KSB
period 1998-12-31
ARINCO COMPUTER SYSTEMS INC
filed 1999-03-31
CIK 356591

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549
                                FORM 10-KSB

                                (Mark One)

      [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                For the fiscal year ended December 31, 1998

      [   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE  ACT OF 1934 [NO FEE REQUIRED]



                      Commission  File  Number:   0-13347

                           ARINCO COMPUTER SYSTEMS INC.
                     ______________________________________
                (Exact of small business issuer in its charter)



                 New Mexico                              085-0272154
                 ----------                              -----------
       (State or other jurisdiction of                 (I.R.S.Employer
        Incorporation or organization)               identification no.)



   1650 University Blvd., N.E., Suite 5-100, Albuquerque, New Mexico 87102
   -----------------------------------------------------------------------
   (Address of  principal executive offices)                    (Zip Code)


        Issuer's telephone number, including area code: 505-242-4561 Securities registered pursuant to Section 12(b) of the Act:
                                    None
                                    ----


         Securities registered pursuant to Section 12(g) of the Act:
                         $0.001 Par Value Common Stock
                         -----------------------------


                               (Title of Class)


   Check whether the issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No__.

   Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, indefinitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form
   10-KSB. [X]

   State issuer's revenues for its most recent fiscal  year: -0-

   State the aggregate market value of the voting stock held by non affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: On March 25, 1999, based on the price quoted by NASDAQ OTC Bulletin Board was $319,500.

   State the number of shares outstanding of each of the issuer's classes of common equity, as of March 25, 1999 was 4,541,000.


                                    PART I

   Item 1. Description of Business.

           Arinco Computer Systems, Inc. (Arinco, Company or Registrant) was incorporated under the laws of the State of New Mexico on March 31, 1978. Arinco is a publicly held, NASDAQ Bulletin Board traded company organized principally to serve its subsidiary operations.

          On March 1, 1983, it acquired a telephone inter-connect company which had engaged in selling and installing telecommunications equipment in commercial and governmental facilities. In July of 1987, operations ceased when two creditors of the telephone inter-connect subsidiary received the assets of the company. A negotiated settlement was agreed upon because of continued default by the company in payment of its secured obligations.

          In July of 1985, the Registrant sold its interest in a computer retail chain to a public company involved in a similar business. Upon the default of the purchaser to meet its cash and securities payment obligations to the Registrant, the Registrant instituted suit and secured a judgment against the purchaser and guarantor for the balance owing on notes, interest thereon, and attorneys fees. In 1986, the purchaser filed bankruptcy and in 1987, the guarantor filed bankruptcy. In 1995, the Registrant received an interim distribution of $284,000 from the bankrupt estate of the guarantor. During 1996, a creditor whose claim had been disallowed was successful in having the order disallowing its claim set aside. The claim after a court proceeding was subsequently disallowed. The creditor subsequently petitioned the court to again review the previous Judge's ruling; however, to date, no action has been taken. Management believes the Company will prevail and a ruling requiring recall of the distribution is unlikely; nevertheless, it is reasonably possible that such an event could occur, and if such an event did occur, the amount of the recall cannot currently be estimated.

          At the end of the fiscal year ended December 31, 1998 the Registrant was without any business, had assets consisting of $173,000 in cash, trading securities of $49,000, a receivable from a related party of $16,000 and had liabilities of $2,000. At the end of the Fiscal Year ending December 31, 1997 it had assets consisting of $270,000 in cash and liabilities of $647,000. The decrease of liabilities was a result of a review of old liabilities that after legal advice, were determined to no longer be enforceable as claims against the Registrant. As a result of the extinguishment of these obligations, an extraordinary income item of $666,000 was recognized in the fourth quarter. The decrease in assets was due primarily to a mark down to market of securities held for sale, in addition, to an increase of $8,000 of operating expense as compared to last year.

   Employees.

          The Registrant currently has no employees who are compensated for their efforts on behalf of the Registrant. The sole officer of the Registrant is employed without compensation, but is to be reimbursed all out of pocket expenses incurred by him on the Registrant's business. The Registrant's sole director is not paid for being a director or for attending directors meetings, but is to be reimbursed all out of pocket expenses incurred in attending such meetings. The time incurred by the Registrant's sole officer and director is minimal. No compensation or reimbursments have been paid.


   Item 2. Description of Properties.

   The Registrant utilizes office space of a company managed by its President and sole director, Mr. James A. Arias, at 1650 University Blvd., N.E., Suite 5-100, Albuquerque, New Mexico 87102. The Registrant is not presently paying rent for the use of this office space, however, the space used is negligible.


   Item 3. Legal Proceedings.

   1.  The Registrant had been subjected to the following judgments:

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

   These two judgments remain unpaid at the date of this Report, however, as described in Item 1 above, these judgments and all accrued interest thereon, were extinquished, after legal advice that these liabilities were no longer enforceable as claims against the Company.

   2.    See  Item  1  above,  regarding  the  current   status  of a legal
   challenge by a creditor to recover a prior interim distribution to the Registrant, of $284,000 from a bankrupt estate.

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


   Item 4. Submission of Matters to a Vote of Securities Holders.

   No matters were submitted to a vote of shareholders during the fourth quarter of the fiscal year.


                                    PART II

   Item 5. Market for Common Equity and Related Stockholder Matters.

   The Registrant's common stock has been listed in the NASDAQ Bulletin Board under the symbol "ARCU". The high and low bid prices during each quarter of 1998 and 1997 represent inter dealer prices without adjustment for retail markups, markdowns or commissions, and may not reflect actual transactions.



                       Bid Prices                           Bid Prices
                     High      Low                        High       Low
                     -----    -----                       -----     -----

   March 31, 1998   $0.10     $0.01      March 31, 1997   $0.02      $0.01
   June  30, 1998   $0.10     $0.01      June  30, 1997   $0.02      $0.01
   Sept. 30, 1998   $0.10     $0.01      Sept. 30, 1997   $0.02      $0.01
   Dec.  31, 1998   $0.10     $0.01      Dec.  31, 1997   $0.02      $0.01




   There were approximately 400 holders of the Registrant's common stock on March 16, 1999.

   The Registrant has never paid dividends on its common stock.


   Item 6.  Management's Discussion and Analysis or Plan of Operations.

   (a) Plan of operation.
   Liquidity and Capital Resources.

   The Registrant currently has approximately $238,000, consisting of cash and other liquid assets.

   The  Registrant's sole  officer  and director  is currently devoting his
   services,  as  needed,  to  the  Registrant  without   compensation.  No
   increase of employees is anticipated during the foreseeable future of the Registrant. Other costs and expenses, including legal and accounting costs are being paid from the cash held by the Registrant. The Registrant may continue to operate in a limited manner utilizing the funds it currently has. It is believed that the Registrant has sufficient funds to maintain its current activities, for the year ending December 31, 1999, while it seeks to acquire or establish a new business. There is no assurance that given the Registrant's limited financial resources, it will succeed in atracting acquisition or merger prospects.


   Financial Condition and Changes in Financial Condition:

   As  stated  above,  the  Registrant's  present  financial  condition  is sufficient to maintain its present level of operation into the foreseeable future. The Registrant does not at this time anticipate any cash expense that could not be met by the it's current cash resources.


   Year 2000 Issues:

   Because of the limited operations of the Registrant, year 2000 issues are minimal. The Registrant's banks and professional service vendors have notified that they are year 2000 compliant. The personal computer and software, which the Registrant utilizes, is deemed year 2000 compliant.


   Item 7. Financial Statements.


          Report of Independent Certified Public Accountants
          --------------------------------------------------


   Shareholders and Board of Directors
   Arinco Computer Systems, Inc.

   We have audited the accompanying consolidated balance sheet of Arinco Computer Systems, Inc. and Subsidiary, as of December 31, 1998, and the related consolidated statements of operations, shareholders' equity (deficit), and cash flows for each of the two years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

   In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Arinco Computer Systems, Inc. and Subsidiary, as of December 31, 1998, and the consolidated results of their operations and their consolidated cash flows for each of the two years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.



   GRANT THORNTON LLP

   Oklahoma City, Oklahoma
   March 6, 1999




              Arinco Computer Sytems, Inc. and Subsidiary

                      CONSOLIDATED BALANCE SHEET

                          December 31, 1998


                     ASSETS (note H)

   CURRENT ASSETS
        Cash                                                    $  173,000
        Note receivable - related party (note C)                    16,000
        Trading securities (note J)                                 49,000
                                                                 ----------

                                                                $  238,000
                                                                 ==========

             LIABILITIES AND SHAREHOLDERS' EQUITY

   CURRENT LIABILITIES
        Cash  overdrafts                                        $    2,000

   COMMITMENTS AND CONTINGENCIES (notes G and H)                        -

   SHAREHOLDERS' EQUITY
        Preferred stock, $.06 per share cumulative,
          convertible share-for-share into common
          stock -  $.10  par value, $396,000 liquidation
          preference; authorized, 5,000,000 shares; issued
          and outstanding, 396,000 shares (note F)                  40,000
        Common stock - $.01 par value; authorized,
          45,000,000 shares; issued  and  outstanding,
          4,541,000 shares (note F)                                 45,000
        Additional paid-in capital
          Preferred stock                                        1,250,000
          Common stock                                           1,272,000
        Accumulated deficit                                     (2,371,000)
                                                                -----------
                                                                   236,000
                                                                -----------
                                                               $   238,000
                                                                ===========


         The accompanying notes are an integral part of this statement.





                 Arinco Computer Systems, Inc. and Subsidiary

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                             Year ended December 31,


                                                     1998          1997
                                                     ----          ----

   Operating expenses - general
          and administrative                      $  11,000     $   3,000
                                                   ---------     ---------

              Operating loss                        (11,000)       (3,000)

   Other (income) expense
      Interest income                                (7,000)       (9,000)
      Interest expense                               19,000        38,000
      Unrealized loss on trading securities          30,000            -
                                                   ---------     ---------
                                                     42,000        29,000
                                                   ---------     ---------

              Loss before extraordinary item        (53,000)      (32,000)

   Extraordinary item - extinguishment of
          liabilities (note D)                      666,000            -
                                                   ---------     ---------

              NET EARNINGS (LOSS)                   613,000       (32,000)

   Preferred stock dividend requirement              24,000        24,000
                                                   ---------     ---------
              NET EARNINGS (LOSS) APPLICABLE TO
                COMMON SHARES                     $ 589,000     $ (56,000)
                                                   =========     =========

   Earnings (loss) per common share

      Loss before extraordinary item              $    (.02)    $   (.01)
      Extraordinary item                                .15           -
                                                   ---------     ---------

              BASIC AND DILUTED NET EARNINGS
                (LOSS)                            $     .13     $   (.01)
                                                   =========     =========

   Weighted average of common
     shares outstanding, basic and diluted        4,541,000     4,541,000
                                                  ==========    ==========


      The accompanying notes are an integral part of these statements.





                  Arinco Computer Systems, Inc. and Subsidiary

             CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)

                     Years ended December 31, 1998 and 1997



                                    Preferred stock          Common stock
                                   -----------------      -------------------
                                   Shares     Amount      Shares       Amount
                                   ------     ------      ------       ------

  Balances at Jan. 1, 1997         396,000  $ 40,000      4,541,000  $ 45,000

  Net loss                              -         -              -         -
                                   -------   -------      ---------  --------

  Balances at Dec. 31, 1997        396,000    40,000      4,541,000    45,000

  Net earnings                          -         -              -         -
                                   -------   -------      ---------  --------
  Balances at Dec. 31, 1998        396,000  $ 40,000      4,541,000  $ 45,000
                                   =======  ========      =========  ========


        The accompanying notes are an integral part of this statement.





                                    Additional
                                 paid-in capital
                              ----------------------
                               Preferred   Common       Accumulated
                                 stock      stock         deficit      Total
                               ---------  ----------    -----------  ---------

Balances at Jan. 1, 1997      $1,250,000  $1,272,000   $(2,952,000) $(345,000)

Net loss                              -           -        (32,000)   (32,000)
                               ---------   ---------    -----------  ---------

Balances at Dec. 31, 1997      1,250,000   1,272,000    (2,984,000)  (377,000)

Net earnings                          -           -        613,000    613,000
                               ---------  ----------    -----------  ---------

Balance at Dec. 31, 1998      $1,250,000  $1,272,000   $(2,371,000) $ 236,000
                              ==========  ==========   ============ =========


         The accompanying notes are an integral part of this statement.





                  Arinco Computer Systems, Inc. and Subsidiary

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                             Year ended December  31,


                                                    1998          1997
                                                    ----          ----
   Increase (Decrease) in Cash and Cash
          Equivalents

   Cash flows from operating activities
      Net earnings (loss)                        $ 613,000      $(32,000)
      Adjustments to reconcile net earnings
          (loss) to net  cash provided by
          (used in) operating activities
              Gain on extinguishment of
                   liabilities                    (666,000)           -
               Increase in trading securities
                   (including unrealized
                   depreciation of $30,000)        (49,000)           -
               Changes in operating assets and
                   liabilities
                 Accrued expenses                   19,000        37,000
                                                  ---------     ---------
                      Net cash provided by
                      (used in) operating
                      activities                   (83,000)        5,000

   Cash flows from investing activities
      Loan to related party                        (16,000)           -

   Cash flows from financing activities
      Bank  overdraft                                2,000            -
                                                  ---------     ---------

                      NET INCREASE (DECREASE)
                      IN CASH AND CASH
                      EQUIVALENTS                  (97,000)        5,000

   Cash and cash equivalents at beginning
          of year                                  270,000       265,000
                                                  ---------     ---------

   Cash and cash equivalents at end of year      $ 173,000     $ 270,000
                                                 ==========    ==========


      The accompanying notes are an integral part of these statements.





                 Arinco Computer Systems, Inc. and Subsidiary

                  NOTES TO CONSILIDATED FINANCIAL STATEMENTS

                         December 31, 1998 and 1997


   NOTE A - ORGANIZATION

      Arinco Computer Systems, Inc. (the "Company") was incorporated under the laws of the State of New Mexico on March 31, 1978. The Company is a publicly-held, over-the-counter traded company that has had no business operations since 1988. Intercompany transactions and balances with the Company's subsidiary, New Start, Inc., are eliminated in consolidation. Prior to the settlement of certain liabilities of the Company in 1998 (Note D), the Company reported on the liquidation basis of accounting; however, this change in reporting had no effect on the 1998 or 1997 financial statements or their presentation.

      The Company's activities consist primarily of paying general and administrative costs. At present, the Company has no employees and is wholly dependent on the personal efforts of its officers and directors, who are engaged full-time in other activities, endeavors, and professions.

   NOTE B - SUMMARY OF ACCOUNTING POLICIES

      A  summary   of  the  significant  accounting  policies  consistently
      applied  in  the   accompanying  consolidated   financial  statements
      follows.

      1.  Earnings (Loss) Per Common Share
          --------------------------------

      Earnings  (loss)  per  common  share  has  been  computed  using  the weighted average number of common shares outstanding during each period after deduction of preferred stock dividends. Basic and diluted loss per share are the same because the effect of warrants and convertible preferred stock would be antidilutive.

      2.  Cash Accounts
          -------------

      The Company maintains its cash in bank deposit accounts which may exceed federally insured limits. The Company has not experienced any losses on such accounts and believes it is not exposed to any significant credit risk on cash.

      3.  Use of Estimates
          ----------------

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes; accordingly, actual results could differ from those estimates.

      4.  Securities
          ----------

      Trading securities (cost of $79,000) are bought with the intention of selling them in the near term and are carried at fair value with any unrealized gains or losses included in earnings. Cost is determined by specific identification and $30,000 of unrealized loss on the securities was included in earnings for the year ended December 31, 1998.





                  Arinco Computer Systems, Inc. and Subsidiary

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                          December 31, 1998 and 1997


   NOTE C - NOTE RECEIVABLE - RELATED PARTY

      The Company has a note receivable from a related party of $16,000, due on demand with interest payable at 8.5%.

   NOTE D - EXTINGUISHMENT OF LIABILITIES

      The Company incurred certain liabilities which could not be paid as a result of unprofitable operations before 1988. During 1998, the Company reviewed these old liabilities and, as a result of that review and upon advice from legal counsel, determined that liabilities totaling approximately $666,000 were no longer enforceable as claims against the Company. As a result of the extinguishment of these obligations, an extraordinary income item of $666,000 was recognized in the fourth quarter.

   NOTE E - INCOME TAXES

      The  following  is   a  reconciliation   between  the   Company's tax
   provision to the tax computed at the statutory federal rate:

                                              Year ended December 31,
                                              -----------------------
                                                 1998          1997
                                                 ----          ----
       Tax expense (benefit) at statutory
             rate                             $ 209,000    $ (11,000)
       State income taxes                        25,000       (1,000)
       Change in valuation allowance           (246,000)      16,000
       Other                                     12,000       (4,000)
                                               ---------    ---------
                                              $      -     $      -
                                              ==========   ==========


       As of December 31, 1998, the Company has net operating loss carry forwards for income tax purposes as follows:

                Expiration date
                  2001                        $  68,000
                  2003                            3,000
                  2004                           28,000
                  2005                           15,000
                  2006                           39,000
                  2007                           75,000
                  2008                           73,000
                  2009                           73,000
                  2011                           36,000
                  2012                           23,000
                                              ---------

                                              $ 433,000
                                              =========





              Arinco computer Systems, Inc. and subsidiary

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                      December 31, 1998 and 1997


   NOTE E - INCOME TAXES - CONTINUED

      The Company's deferred tax assets and liabilities consist of the following at December 31, 1998:

       Net operating loss carryforwards                   $  173,000
       Valuation allowance                                  (173,000)
                                                           ----------

                                                          $      -
                                                          ===========

      The valuation allowance for deferred tax assets increased $94,000 and $16,000, respectively, for the years ended December 31, 1998 and 1997. The increase for 1998 was a result of an increase in prior years operating losses of $340,000 and usage of prior year operating loss carryforwards of $246,000.

   NOTE F - CAPITAL STOCK

      1.  Warrants
          --------

      Warrants to purchase 503,000 shares of common stock at $1 per share were outstanding at December 31, 1998 and 1997.

      2.  Preferred Stock
          ---------------

      The Company's preferred stock has full voting rights, accumulates $.06 per share cumulative dividends annually, and is convertible on a share-for-share basis to the Company's common stock. Dividends on outstanding preferred stock are payable annually each May 31 beginning May 31, 1985. Dividends in arrears amount to $332,000 at December 31, 1998. Preferred stockholders are not entitled to payment of any accrued but unpaid dividends existing at the time of a voluntary conversion of such stock to common stock.

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





                    Arinco Computer Systems, Inc. and Subsidiary

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED

                             December 31, 1998 and 1997


   NOTE I - FINANCIAL INSTRUMENTS

      The following table includes various estimated fair value information as of December 31, 1998 as required by Statement of Financial Accounting Standards ("SFAS") No. 107, Disclosures About Fair Value of Financial Instruments. Such information, which pertains to the Company's financial instruments, is based on the requirements set forth in SFAS No. 107 and does not purport to represent the aggregate net fair value of the Company. The carrying amounts in the table below are the amounts at which the financial instruments are reported in the consolidated financial statements.

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

      The carrying amounts and estimated fair values of the Company's financial instruments are as follows:

                                                Carrying      Estimated
                                                 amount      fair value
                                                --------     ----------

      Financial assets
         Cash                                   $173,000       $173,000
         Note receivable - related party
           for which it is not practicable
           to estimate fair value                 16,000             -
         Trading securities                       49,000         49,000


   NOTE J - RELATED PARTY TRANSACTIONS

      During 1998, the Company purchased equity securities of an entity under common control. These securities are classified as trading.


   ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

           There have been no changes in or disagreements with Accountants of the kind described by the Item 304 of Regulation S-B at any time during the Registrant's two (2) most recent fiscal years.


                                    PART III

   ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

            See PART II, "Employees"

   ITEM 10. EXECUTIVE COMPENSATION

            See PART II, "Employees"

   ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICAIAL OWNERS AND MANGEMENT

      The following table sets forth, as of March 25, 1999, the beneficial ownership of Common Stock by each person who is known by the Company to own beneficially more than 5% of the issued and outstanding voting shares of all persons. Each person has sole voting and investment power as to all shares unless otherwise indicated.


   Directors.
   __________

                      (2)                          (3)
  (1)           Name and address             Amount and nature         (4)
Title of              of                            of               Percent
 Class          Beneficial owner            Beneficial ownership     of class
----------------------------------------------------------------     --------
$0.01 par       James A. Arias                     530,000             11.7
value common    1650 University Blvd.,          Direct/Indirect*
                Albuquerque, NM 87102

These shares are voted by the Registrant's sole officer and director, James A. Arias

$0.01 par       Realco, Inc.                       285,000              6.3
value common    1650 University Blvd.,           Direct
                Albuquerque, NM 87102

$0.01 par       Financial Services Group, Inc.     100,000              2.2
value common    1650 University Blvd.,           Direct
                Albuquerque, NM 87102

$0.01 par       James A. Arias                     145,000              3.2
value common    1650 University Blvd.,           Direct
                Albuquerque, NM 87102

$0.001 par      Steven P. Kadner                   252,500              5.5
value common    8401 Washington Pl, N.E          Indirect**
                Albuquerque, NM 87113

$0.001 par      Jerone F. Beckes                   279,000             6.1
value common    8401 Washington Pl, N.E          Indirect**
                Albuquerque, NM 87113

convertible     Storecos, a NV corp.               381,700            96.4
preferred       8106 Menaul Blvd., N.E.          Direct
                Albuquerque, NM 87113

   There are no arrangements known to the Registrant, including any pledge by any person of securities of the Registrant or any of its parents, the operation of which may at a subsequent date result in a change in control of the Registrant.

   Item 12. Certain Relationships and Related Transactions

   On September 11, 1998, the Registrant loaned $16,000 to a related person of a company controlled by Mr. Arias. The loan is evidenced by a demand note paying interest at the rate of 8.5% per annum. The purpose of this loan was secure the highest rate of return during the anticipated short time that the Registrant will have no specific requirement for the funds or any part of them. On March 31, 1999 the Registrant had no loans outstanding to any parties.


                                       PART IV

   Item 13. Exhibits and Reports on Form 8-K

   (a)  Documents filed as a part of this report:
        -----------------------------------------

        (1) Financial Statements.

            Independent Auditors' report
            Balance Sheet at December 31, 1998.
            Statements of Operations for the years ended
               December 31, 1998 and 1997.
            Statements of Stockholders' Equity for the years ended
               December 31, 1998 and 1997.
            Statements of Cash Flows for the years ended
               December 31, 1998 and 1997.
            Notes to Financial Statements at
               December 31, 1998 and 1997.

   (b)  Reports on Form 8-K:
        --------------------

   The Registrant filed no reports on Form 8-K during the last quarter of the period covered by this Report.

   (c)  Exhibits:
        ---------

   The following documents are incorporated by reference to the Registrant's Form 10 Registration Statement under the Securities Exchange Act of 1934: a. Articles of Incorporation; b. Bylaws;
   c. Instruments defining rights of security holders, including indentures; d. Material contracts; e. Subsidiaries of Registrant; and,
   f. Additional Exhibits.

   There are no other exhibits specified in Item 601 of Regulation S-B to be included with this filing.



                                SIGNATURES

   In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


   ARINCO COMPUTER SYSTEMS INC.


   s/James A. Arias
   __________________________________________      Date: March 30, 1999
   James A. Arias*,  President and Chief
                <F3> Executive Officer and
                     Chief Financial Officer


   In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


   s/James A. Arias
   ____________________________________             Date: March 30, 1999
   James A. Arias*., Director

<F3>  *Only Mr. Arias is an officer or a director of the Registrant.