Form 10QSB
period 1999-03-31
ARINCO COMPUTER SYSTEMS INC
filed 1999-05-19
CIK 356591

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

                         Commission File Number: 0-13347


                           ARINCO COMPUTER SYSTEMS INC
              -----------------------------------------------------
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

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )


The number of shares outstanding of the Issuer's common stock, par value $ .01 par value common stock, its only class of equity securities, as of May 17, 1999 was 4,541,000 shares.

                                     PART I

Item 1.    FINANCIAL STATEMENTS


                          ARINCO COMPUTER SYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 1999
                                  (UNAUDITED)
ASSETS

  CURRENT ASSETS
    Cash and Cash equivalents                                         $ 178,000
    Trading securities                                                  104,000
                                                                      ---------
                                                                       $ 282,000
                                                                      =========
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts Payable                                                  $   2,000


SHAREHOLDERS' EQUITY:

    Preferred stock, $.06 cumulative,  convertible  share-for-share  into common stock - $.10 par value, $396,000 liquidation preference; authorized, 5,000,000 shares; issued and outstanding, 396,000 shares 40,000
    Common stock - $.01 par value; authorized,
       45,000,000 shares; issued and outstanding,
       4,541,000 shares                                                  45,000
    Additional paid-in capital
       Preferred stock                                                1,250,000
       Common stock                                                   1,272,000
                                                                     (2,327,000)
                                                                    -----------
    Accumulated deficit                                                 280,000
                                                                    -----------
                                                                      $  282,000
                                                                    ===========
                             See accompanying notes.

                          ARINCO COMPUTER SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                          THREE MONTHS ENDED MARCH 31,
                                   (UNAUDITED)

                                                            1999           1998
                                                            ----           ----
Operating expenses - general
   and administrative                                   $   3,000     $      -
                                                         --------      ---------
          Operating loss                                    3,000            -

Other (income) expense
     Interest income                                       (2,000)       (2,000)
     Interest expense                                        -           10,000
     Unrealized gain on trading securities                (45,000)           -
                                                       ----------    -----------
                                                          (47,000)        8,000
                                                       ----------    -----------

          NET EARNINGS (LOSS)                              44,000        (8,000)

Preferred stock dividend requirement                        6,000         6,000
                                                       ----------    -----------
          NET EARNINGS (LOSS) APPLICABLE
            TO COMMON SHARES                            $  38,000    $  (14,000)

                                                        ==========   ===========
BASIC AND DILUTED EARNINGS (LOSS) PER
    COMMON SHARE                                        $    0.01    $    (0.00)
                                                        ==========   ===========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING              4,541,000      4,541,000
                                                       ==========    ===========

                             See accompaning notes.



                          ARINCO COMPUTER SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                          THREE MONTHS ENDED MARCH 31,
                                   (UNAUDITED)




                                                            1999            1998
                                                            ----            ----

Cash flows form operating activities
     Net earnings (loss)                              $   44,000     $   (8,000)
     Adjustments to reconcile net earnings (loss)
          to net cash provided by operating activities
             Increase in trading securities,including
              unrealized appreciation of $45,000 in 1999 (55,000)           -
             Changes in operating assets and liabilities
               Accounts payable                            2,000         10,000
                                                      -----------    ----------
               Net cash provided by (used in)
                    operating activities                  (9,000)         2,000

Cash flows form investing activities
     Advances on related party note receivable           (20,000)           -
     Receipts on related party note receivable            36,000            -
                                                      -----------     ---------
               Net cash provided by investing
                  activities                              16,000            -

Cash flow from financing activities
     Payment of bank overdraft                            (2,000)           -
                                                       -----------    ---------
     NET INCREASE IN CASH AND CASH EQUIVALENTS             5,000          2,000

Cash and cash equivalents at beginning of period         173,000        270,000
                                                       -----------    ---------
Cash and cash equivalents at end of period            $  178,000      $ 272,000
                                                       ===========    =========

                             See accompanying notes.




                          ARINCO COMPUTER SYSTEMS, INC.
                    NOTES TO CONSOLIDTED FINANCIAL STATEMENTS
                                 MARCH 31, 1999



     SUMMARY OF SIGNIFICANT  ACCOUNTING POLICIES

The consolidated balance sheet as of March 31, 1999, and the consolidated statements of operations and cash flows for the three month periods ended March 31, 1999 and 1998 have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of and for the three months ended March 31, 1999 and 1998.


     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Its suggested that these consolidated financial statements be read in conjunction with the consolidated financial filing of Securities & Exchange Commission Form 10-KSB. The results of operations for the periods ended March 31, 1999 and 1998 are not necessarily indicative of the operating results for the full year.



EARNINGS (LOSS) PER SHARE

     Earnings (loss) per share is computed using the weighted number of common shares outstanding of 4,541,000 for the three month periods ended March 31, 1999 and 1998.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS::

The following is Management's discussions and analysis of the financial condition and results of operations of the Company during the quarter ended March 31, 1999.


LIQUIDITY AND CAPITAL RESOURCES

     Liquidity, as discussed herein, refers to the Company's ability to generate adequate amounts of cash to meet its needs.

     At March 31, 1999 the Company had cash and trading securities totaling $282,000.

     The Registrant's sole officer and director is currently devoting his services, as needed to the Registrant without compensation. No increase of employees is anticipated during the foreseeable future of the Registrant. Other costs and expenses, including legal and accounting costs are being paid from the cash held by the Registrant. The Registrant may continue to operate in a limited manner utilizing the funds it currently has. It is believed that the Registrant has sufficient funds to maintain its current activites for the year ending December 31, 1999, while it seeks to establish a new business. There is no assurance that given the Registrant's limited financial resoures, it will succeed in attracting acquisitiions or merger prospects.

RESULTS OF OPERATIONS

     The Company's net earnings of $38,000 for the quarter ended March 31, 1999 consist primarily of unrealized gains on trading securities of $45,000.00 as reduced by operating expenses. Operations for the quarter ended March 31, 1998 generated a loss of $14,000 as a result of interest expense and preferred stock divdend requirements exceeding interest income. The primary change between the two quarters is the result of the Company holding trading securities in 1999.

     As the Company has incurred operating losses, no provision for income taxes was required for the quarter ended March 31, 1999.

YEAR 2000 ISSUE

     Because of limited operations of the Registrant, Year 2000 issues are minimal. The Registrant's financial institutions and professional service providers have provided notification that they are Year 2000 compliant. The personal computer and software which the Registrant utilizes is deemed Year 2000 compliant.

ITEM 3. QUANTITIATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          The Registrant has no material market risk associated with interest rates, foreign currency exchange rates or commodity prices.


PART II.  OTHER INFORMATION:



ITEM 1.   LEGAL PROCEEDINGS:
           NONE


ITEM 2.   CHANGES IN SECURITIES:
           NONE


ITEM 3.   DEFAULTS IN SENIOR SECURITIES:
           NONE


ITEM  4.  SUBMISSION  OF MATTERS TO  A  VOTE  OF  SECURITY HOLDERS:
           NONE


ITEM 5.   OTHER INFORMATION:
           NONE


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K:
           NONE




 SIGNATURES


In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             Arinco Computer Systems Inc.


                                             s/James A. Arias
                                             -------------------------------
                                             James A. Arias
                                             Interim Chief Executive Officer
                                             DATE:  MAY 14, 1998