Form 10QSB
period 1999-06-30
ARINCO COMPUTER SYSTEMS INC
filed 1999-08-16
CIK 356591

                                   FORM 10-QSB
                             SECURITIES AND EXCHANGE
                             COMMISSION Washington,
                                   D.C. 20549


(Mark One

[x]    QUARTERLY  REPORT PURSUANT TO SECTION 13 OR  15(d)  OF
       THE SECURITIES EXCHANGE ACT OF 1934

       For the Quarterly Period Ended June 30, 1999

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

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )


The number of shares outstanding of the Issuer's common stock, par value $ .01 par value common stock, its only class of equity securities, as of August 13, 1999 was 4,541,000 shares.

                                     PART I

Item 1.    FINANCIAL STATEMENTS



                          ARINCO COMPUTER SYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 1999
                                  (UNAUDITED)

ASSETS

  CURRENT ASSETS

    Cash and Cash equivalents                                        $  222,000
    Trading securities                                                   48,000
                                                                     ----------
                                                                     $  270,000
                                                                     ==========
LIABILITIES AND SHAREHOLDERS' EQUITY

  CURRENT LIABILITIES
    Accounts Payable                                                  $   1,000

  SHAREHOLDERS' EQUITY

    Preferred stock, $.06 cumulative,  convertible
       share-for-share  into common stock - $.10 par
       value,  $396,000 liquidation preference;
       authorized, 5,000,000 shares; issued and
       outstanding, 396,000 shares                                       40,000
    Common stock - $.01 par value; authorized,
       45,000,000 shares; issued and outstanding,
       4,541,000 shares                                                  45,000
    Additional paid-in capital
       Preferred stock                                                1,250,000
       Common stock                                                   1,272,000
    Accumulated deficit                                              (2,338,000)
                                                                     ----------
 .....................................................................  269,000
                                                                     ----------
                                                                     $  270,000
                                                                     ==========
                             See accompanying notes.

                          ARINCO COMPUTER SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                           THREE MONTHS ENDED JUNE 30,
                                   (UNAUDITED)

                                                           1999          1998
                                                        ---------     ---------
Operating expenses - general
   and administrative                                   $   4,000     $   2,000
                                                        ---------     ---------
        Operating loss                                      4,000         2,000

Other (income) expense
     Interest income                                       (1,000)       (1,000)
     Interest expense                                        -           10,000
     Realized gain on trading securities                   (1,000)
     Unrealized loss on trading securities                  9,000            -
                                                        ---------     ---------
                                                            7,000         9,000
                                                        ---------     ---------

        Loss before extraordinary item                    (11,000)      (11,000)

Extraordinary item - extinguishment of debt                    -        666,000
                                                        ---------     ---------

        NET EARNINGS (LOSS)                               (11,000)      655,000

Preferred stock dividend requirement                        6,000         6,000
                                                        ---------     ---------
        NET EARNINGS (LOSS) APPLICABLE
          TO COMMON SHARES                              $ (17,000)    $ 649,000
                                                        =========     =========
BASIC AND DILUTED EARNINGS (LOSS) PER
    COMMON SHARE                                        $      -     $      .14
                                                        =========     =========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING              4,541,000     4,541,000
                                                        =========     =========

                             See accompanying notes.

                          ARINCO COMPUTER SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                            SIX MONTHS ENDED JUNE 30,
                                   (UNAUDITED)

                                                           1999          1998
                                                        ---------     ---------
Operating expenses - general
   and administrative                                   $   7,000     $   2,000
                                                        ---------     ---------
        Operating loss                                      7,000         2,000

Other (income) expense
     Interest income                                       (3,000)       (3,000)
     Interest expense                                          -         19,000
     Realized gain on trading securities                   (1,000)           -
     Unrealized gain on trading securities                (36,000)           -
                                                        ---------     ---------
                                                          (40,000)       16,000
                                                        ---------     ---------

        Earnings (loss) before extraordinary item          33,000       (18,000)

Extraordinary item - extinguishment of debt                    -        666,000
                                                        ---------     ---------

        NET EARNINGS                                       33,000       648,000

Preferred stock dividend requirement                       12,000        12,000
                                                        ---------     ---------
        NET EARNINGS APPLICABLE
          TO COMMON SHARES                              $  21,000     $ 636,000
                                                        =========     =========
BASIC AND DILUTED EARNINGS PER
    COMMON SHARE                                        $      -     $      .14
                                                        =========     =========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING              4,541,000     4,541,000
                                                        =========     =========

                             See accompanying notes.

                          ARINCO COMPUTER SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            SIX MONTHS ENDED JUNE 30,
                                   (UNAUDITED)


                                                           1999          1998
                                                        ---------     ---------

Cash flows from operating activities
   Net earnings                                         $  33,000     $ 655,000
   Adjustments to reconcile net earnings to
      net cash provided by operating activities
         Gain on extinguishment of liabilities                 -       (666,000)
         Decrease in trading securities, including
           unrealized appreciation of $36,000 and
           $1,000 realized gains in 1999                    1,000            -
         Changes in operating assets and liabilities
            Accounts payable                                1,000        12,000
                                                        ---------     ---------
            Net cash provided by operating
                activities                                 35,000         1,000

Cash flows from investing activities
   Advances on related party note receivable              (20,000)           -
   Receipts on related party note receivable               36,000            -
                                                        ---------     ---------
             Net cash provided by investing
                 activities                                16,000            -

Cash flows from financing activities
   Payment of bank overdraft                               (2,000)           -
                                                        ---------     ---------
   NET INCREASE IN CASH AND CASH EQUIVALENTS               49,000         1,000

Cash and cash equivalents at beginning of period          173,000       270,000
                                                        ---------     ---------
Cash and cash equivalents at end of period              $ 222,000     $ 271,000
                                                        =========     =========

                             See accompanying notes.

                          ARINCO COMPUTER SYSTEMS, INC.
                    NOTES TO CONSOLIDTED FINANCIAL STATEMENTS
                                  JUNE 30, 1999



SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The consolidated balance sheet as of June 30, 1999, and the consolidated statements of operations and cash flows for the three month periods ended March 31, 1999 and 1998 have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of and for the three months ended March 31, 1999 and 1998.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It's suggested that these consolidated financial statements be read in conjunction with the consolidated financial filing of Securities & Exchange Commission Form 10-KSB. The results of operations for the periods ended March 31, 1999 and 1998 are not necessarily indicative of the operating results for the ful l year.


EARNINGS (LOSS) PER SHARE

Earnings (loss) per share is computed using the weighted average number of common shares outstanding for the periods ended June 30, 1999 and 1998.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS::

The following is Management's discussions and analysis of the financial condition and results of operations of the Company for the periods ended June 30, 1999.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity, as discussed herein, refers to the Company's ability to generate adequate amounts of cash to meet its needs.

At June 30, 1999 the Company had cash and trading securities totaling $270,000 and total liabilities of $1,000.

The Company's sole officer and director is currently devoting his services, as needed to the Company without compensation. No increase of employees is anticipated during the foreseeable future of the Company. Other costs and expenses, including legal and accounting costs are being paid from the cash held by the Company. The Company may continue to operate in a limited manner utilizing the funds it currently has. It is believed that the Company has sufficient funds to maintain its current act ivities for the year ending December 31, 1999, while it seeks to establish a new business. There is no assurance that given the Company's limited financial resources, it will succeed in attracting acquisitions or merger prospects.

RESULTS OF OPERATIONS

For the Quarter Ended June 30, 1999

The Company's net loss of $11,000 for the quarter ended June 30, 1999 consists primarily of a $9,000 unrealized loss on trading securities and $4,000 of operating expenses, as offset by other income items. The Company recognized net earnings of $655,000 for the quarter ended June 30, 1998 as a result of a $666,000 extraordinary gain recognized on extinguishment of certain debt, which was previously reported in the Company's 10-KSB filing of December 31, 1998.
For the Six Months Ended June 30, 1999

The Company's net earnings of $33,000 for the six months ended June 30, 1999 consists primarily of a $36,000 unrealized gain on trading securities and $4,000 of other income, as offset by other $7,000 in operating expenses. For the six months ended June 30, 1998, the Company recognized net earnings of $648,000. This profit was the result of the aforementioned $666,000 extraordinary gain, as offset by operating expenses and other income and expense items.

Income Taxes

As the Company has incurred operating losses, no provision for income taxes was required for the periods ended June 30, 1999 and 1998.

YEAR 2000 ISSUE

Because of limited operations of the Company, Year 2000 issues are minimal. The Company's financial institutions and professional service providers have provided notification that they are Year 2000 compliant. The personal computer and software which the Registrant utilizes is deemed Year 2000 compliant.

ITEM 3. QUANTITIATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company has no material market risk associated with interest rates, foreign currency exchange rates or commodity prices.

PART II.  OTHER INFORMATION:



  ITEM 1.   LEGAL PROCEEDINGS:

     On March 31, 1986, the Company filed a lawsuit against Pathfinder Computer Centers Corporation and its organizers (defendants) seeking the balance due of $450,000 on a note plus accrued interest (guaranteed by Aaron D. and Jerilyn H. Silver). On February 14, 1990, the company settled the litigation and received settlement proceeds in 1995 of approximately $284,000. Subsequent to receipt of settlement proceeds, a creditor whose claim had been disallowed in the defendants Bankruptcy proceedings was successful in having the order disallowing it claim set aside. If the claim is subsequently allowed, the creditor could petition the court to have the bankruptcy trustee recall the settlement proceeds. A Notice of Evedentiary Hearing set for September 1, 1999 was received by the Company at which time the Bankruptcy Judege is expected to issue a Final Ruling on this matter.

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


                                             Arinco Computer Systems Inc.


                                             s/James A. Arias
                                             -------------------------------
                                             James A. Arias
                                             Interim Chief Executive Officer
                                             DATE:  August 13, 1999