Form 10QSB
period 1999-09-30
ARINCO COMPUTER SYSTEMS INC
filed 1999-12-09
CIK 356591

FORM 10-QSB
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended September 30, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from______ to______


                         Commission File Number: 0-13347

                           ARINCO COMPUTER SYSTEMS INC
              -----------------------------------------------------
              (Exact name of small business issuer in its charter)

         New  Mexico                                           85-0272154
-----------------------------------------------------------------------------
(State  or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                            Identification No.)

 1650 UNIVERSITY BLVD., N.E., SUITE 5-100, ALBUQUERQUE, NEW MEXICO    87102
-----------------------------------------------------------------------------
     (Address of principal executive offices)                     (Zip Code)

                                  505-242-4561
-----------------------------------------------------------------------------
                 Issuer's telephone number, including area code

                                 Not Applicable
-----------------------------------------------------------------------------
            (Former names, former address and former fiscal year, if
                           changed since last report)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

The number of shares outstanding of the Issuer's common stock, par value $.01 par value common stock, its only class of equity securities, as of November 15, 1999 was 4,541,000 shares.


PART I.    FINANCIAL INFORMATION

Item 1.    FINANCIAL STATEMENTS



                          ARINCO COMPUTER SYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 1999

                                  (unaudited)

ASSETS

  CURRENT ASSETS
    Cash and Cash equivalents                                     $  175,000
    Accounts receivable                                               24,000
    Trading securities                                                54,000
                                                                  ----------
                                                                      $  253,000
                                                                  ==========

LIABILITIES AND SHAREHOLDERS' EQUITY

  CURRENT LIABILITIES
    Accounts Payable                                               $   1,000

  SHAREHOLDERS' EQUITY
    Preferred stock, $.06 cumulative,  convertible  share-for-share  into common stock - $.10 par value, $396,000 liquidation preference; authorized, 5,000,000 shares; issued and
       outstanding, 396,000 shares                                    40,000
    Common stock - $.01 par value; authorized,
       45,000,000 shares; issued and outstanding,
       4,541,000 shares                                               45,000
    Additional paid-in capital
       Preferred stock                                             1,250,000
       Common stock                                                1,272,000
    Accumulated deficit                                           (2,355,000)
                                                                  ----------
                                                                         252,000
                                                                  ----------
                                                                      $  253,000
                                                                  ==========

                             See accompanying notes.



                          ARINCO COMPUTER SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        THREE MONTHS ENDED SEPTEMBER 30,
                                   (unaudited)

                                                        1999          1998
                                                     ---------     ---------
Operating expenses - general
    and administrative                               $   1,000     $   7,000
                                                     ---------     ---------
      Operating loss                                     1,000         7,000

Other (income) expense
    Interest income                                     (1,000)       (3,000)
    Interest expense                                        -             -
    Realized loss on trading securities                  2,000            -
    Unrealized loss on trading securities               15,000            -
                                                     ---------     ---------
                                                        16,000        (3,000)
                                                     ---------     ---------

      NET LOSS                                         (17,000)       (4,000)

Preferred stock dividend requirement                     6,000         6,000
                                                     ---------     ---------

      NET LOSS APPLICABLE TO COMMON SHARES           $ (23,000)    $ (10,000)
                                                     =========     =========
BASIC AND DILUTED LOSS PER
  COMMON SHARE                                       $    (.01)    $      -
                                                     =========     =========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING           4,541,000     4,541,000
                                                     =========     =========

                             See accompanying notes.



                          ARINCO COMPUTER SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                         NINE MONTHS ENDED SEPTEMBER 30,
                                   (unaudited)

                                                        1999          1998
                                                     ---------     ---------
Operating expenses - general
    and administrative                               $   8,000     $   9,000
                                                     ---------     ---------
      Operating loss                                     8,000         9,000

Other (income) expense
    Interest income                                     (4,000)       (6,000)
    Interest expense                                        -         19,000
    Realized loss on trading securities                  1,000            -
    Unrealized gain on trading securities              (21,000)           -
                                                     ---------     ---------
                                                       (24,000)       13,000
                                                     ---------     ---------

      Earnings (loss) before extraordinary item         16,000       (22,000)

Extraordinary item - extinguishment of debt                  -       666,000
                                                     ---------     ---------

      NET EARNINGS                                      16,000       644,000

Preferred stock dividend requirement                    18,000        18,000
                                                     ---------     ---------
      NET EARNINGS (LOSS) APPLICABLE
          TO COMMON SHARES                           $  (2,000)    $ 626,000
                                                     =========     =========
BASIC AND DILUTED EARNINGS (LOSS) PER
    COMMON SHARE                                     $      -     $      .14
                                                     =========     =========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING           4,541,000     4,541,000
                                                     =========     =========

                             See accompanying notes.




                          ARINCO COMPUTER SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                         NINE MONTHS ENDED SEPTEMBER 30,
                                   (unaudited)


                                                        1999          1998
                                                     ---------     ---------

Cash flows from operating activities
   Net earnings                                      $  16,000     $ 644,000
   Adjustments to reconcile net earnings to
      net cash used in operating activities
         Gain on extinguishment of liabilities              -       (666,000)
         Increase in trading securities, including
           unrealized appreciation of $21,000 and
           $1,000 realized losses in 1999               (5,000)      (76,000)
         Changes in operating assets and liabilities
            Accounts receivable                        (24,000)           -
            Accounts payable                             1,000            -
            Accrued expenses                                -         19,000
                                                     ---------     ---------
            Net cash used in operating
                  activities                           (12,000)      (79,000)

Cash flows from investing activities
   Advances on related party note receivable           (20,000)      (16,000)
   Receipts on related party note receivable            36,000            -
                                                     ---------     ---------
             Net cash provided by (used in)
                  investing activities                  16,000       (16,000)

Cash flow from financing activities
   Payment of bank overdraft                            (2,000)           -
                                                     ---------     ---------
   NET INCREASE (DECREASE) IN CASH AND
        CASH EQUIVALENTS                                 2,000       (95,000)

Cash and cash equivalents at beginning of period       173,000       270,000
                                                     ---------     ---------
Cash and cash equivalents at end of period           $ 175,000     $ 175,000
                                                     =========     =========

                             See accompanying notes.






                          ARINCO COMPUTER SYSTEMS, INC.
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999



SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The consolidated balance sheet as of September 30, 1999, and the consolidated statements of operations and cash flows for the periods ended September 30, 1999 and 1998 have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the periods ended September 30, 1999 and 1998 are not necessarily indicative of the operating results for the full year.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the Company's annual report on Form 10-KSB for the year ended December 31, 1998.

EARNINGS (LOSS) PER SHARE

Earnings (loss) per share is computed using the weighted average number of common shares outstanding of 4,541,000 for the periods ended September 30, 1999 and 1998.




ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

The following is Management's discussions and analysis of the financial condition and results of operations of the Company for the periods ended September 30, 1999 and 1998.


LIQUIDITY AND CAPITAL RESOURCES

Liquidity, as discussed herein, refers to the Company's ability to generate adequate amounts of cash to meet its needs.


At September 30, 1999 the Company had cash and trading securities totaling $229,000 and total liabilities of $1,000.

The Company's sole officer and director is currently devoting his services, as needed to the Company without compensation. No increase of employees is anticipated during the foreseeable future of the Company. Other costs and expenses, including legal and accounting costs are being paid from the cash held by the Company. The Company may continue to operate in a limited manner utilizing the funds it currently has. It is believed that the Company has sufficient funds to maintain its current activities for the year ending December 31, 1999, while it seeks to establish a new business. There is no assurance that given the Company's limited financial resources, it will succeed in attracting acquisitions or merger prospects.


RESULTS OF OPERATIONS

For the Quarter Ended September 30, 1999

The Company's net loss of $17,000 for the quarter ended September 30, 1999 consists primarily of a $15,000 unrealized loss on trading securities. The Company recognized a net loss of $4,000 for the quarter ended September 30, 1998 as a result of operating expenses exceeding interest income.

For the Nine Months Ended September 30, 1999

The Company's net earnings of $16,000 for the nine months ended September 30, 1999 consists primarily of a $21,000 unrealized gain on trading securities and $3,000 of other income, as offset by $8,000 in operating expenses. For the nine months ended September 30, 1998, the Company recognized net earnings of $644,000. Such earnings are primarily the result of a $666,000 extraordinary gain recognized on extinguishment of certain debt, which was previously reported in the Company's Form 10-KSB filing of December 31, 1998.

Income Taxes

As the Company has incurred operating losses, no provision for income taxes was required for the periods ended September 30, 1999 and 1998.

YEAR 2000 ISSUE

Because of the limited operations of the Company, Year 2000 issues are minimal. The Company's financial institutions and professional service providers have provided notification that they are Year 2000 compliant. The personal computer and software which the Registrant utilizes is deemed Year 2000 compliant.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company has no material market risk associated with interest rates, foreign currency exchange rates or commodity prices.



PART II.  OTHER INFORMATION:

  ITEM 1.   LEGAL PROCEEDINGS:

On March 31, 1986, the Company filed a lawsuit against Pathfinder Computer Centers Corporation and its organizers (defendants) seeking the balance due of $450,000 on a note, plus interest (which was guaranteed by Aaron D. and Jerilyn
H. Silver). On February 14, 1990, the Company settled the litigation and received settlement proceeds in 1995 of approximately $284,000. Subsequent to receipt of settlement proceeds, a creditor whose claim had been disallowed in the defendants' bankruptcy proceedings was successful in having the order disallowing its claim set aside. If the claim is subsequently allowed, the creditor could petition the court to have the bankruptcy trustee recall the settlement proceeds. An Evidentiary Hearing was conducted in September 1999, at which time briefs were filed. The Company is now awaiting the ruling on such briefs.

  ITEM 2.   CHANGES IN SECURITIES:
              NONE

  ITEM 3.   DEFAULTS IN SENIOR SECURITIES:
              NONE

  ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:
              NONE

  ITEM 5.   OTHER INFORMATION:
              NONE

  ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K:
              NONE



SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             Arinco Computer Systems Inc.


                                             s/James A. Arias
                                             -------------------------------
                                             James A. Arias
                                             Interim Chief Executive Officer
                                             DATE:  November 15, 1999