Form 10-K
period 1999-12-31
ARINCO COMPUTER SYSTEMS INC
filed 2000-03-22
CIK 356591

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-KSB


(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1999

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ---- to ----


                       Commission  File  Number:   0-13347


                          ARINCO COMPUTER SYSTEMS INC.
-----------------------------------------------------------------------------
                (Name of small business issuer in its charter)
          New Mexico                                         85-0272154
-----------------------------------------------------------------------------
 (State or other jurisdiction of                          (I.R.S.Employer
  incorporation or organization)                        Identification no.)

   1650 University Blvd., N.E., Suite 5-100
           Albuquerque, New Mexico                              87102
-----------------------------------------------------------------------------
   (Address of  principal executive offices)                  (Zip Code)


Issuer's telephone number, including area code: (505)242-4561


Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

                       $0.01 Par Value Common Stock
                       ----------------------------
                             (Title of Class)



Check whether the issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10- KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year:  $ -0-

The number of share of the Registrant's common stock outstanding at March 7, 2000 was 4,959,000. The aggregate market value of the Registrant's common stock held by non-affiliates as of March 7, 2000 was $7,828,000.


                       DOCUMENTS INCORPORATED BY REFERENCE

None

                                     PART I


ITEM 1:  DESCRIPTION OF BUSINESS.

Arinco Computer Systems, Inc., incorporated in 1978 under the laws of the State of New Mexico, and subsidiary is hereinafter referred to as the "Registrant" or the "Company". The Company is a NASDAQ Bulleting Board traded company.

The Company's principal offices are located at 1650 University Boulevard, N.E., Suite 5-100, Albuquerque, New Mexico 87102 and its telephone number at that location is (505)243-4949.

Company's Historic Development.

The Company was organized principally to serve its subsidiary operations, which have included activities in the telecommunications industry as well as the retail sale of computer equipment. Since 1988, the Company has essentially been without operations. A more detailed discussion of the Company's history follows.

In 1983, the Company acquired a telephone inter-connect company which engaged in selling and installing telecommunications equipment in commercial and governmental facilities. In 1987, operations ceased when two creditors of the telephone inter-connect subsidiary received the assets of the Company under a negotiated settlement due to default on the payment of secured obligations.

In 1985, the Company sold its interest in a computer retail chain to a public company involved in a similar business. Upon the default of the purchaser to meet its cash and securities payment obligations to the Company, a suit was instituted and judgement was secured against the purchaser and guarantor for the balance owing on notes, interest thereon, and attorneys fees. In 1986, the purchaser filed bankruptcy and in 1987, the guarantor filed bankruptcy. In 1995, the Company received an interim distribution of $284,000 from the bankrupt estate of the guarantor. During 1996, a creditor petitioned the court to recall the distribution. See Item 3: Legal Proceedings for further discussion of this matter.

As a result of these events, the Company is currently without operations. Management is actively soliciting and pursuing investment possibilities in the form of acquisitions of privately held businesses. See Item 6 Management's Discussion and Analysis or Plan of Operations for information relating to a definitive agreement signed on March 9, 2000 which would provide the Company with additional working capital and a new line of business.

Employees.

The Company currently has no employees who are compensated for their efforts. The sole officer and director of the Company is employed without compensation, but is reimbursed for all out of pocket expenses incurred in transacting business on behalf of the Company. The time incurred by the Company's sole officer and director is minimal based upon current activity.

ITEM 2:  DESCRIPTION OF PROPERTY.

The Company utilizes office space at 1650 University Blvd., N.E., Suite 5-100, Albuquerque, New Mexico 87102. The space utilized is minimal and it pays no rent for its use. The Company's sole officer and director manages this property.


ITEM 3:  LEGAL PROCEEDINGS.

Management of the Company is not aware of any legal or administrative actions now pending or contemplated against the Company, except as discussed below.

On March 31, 1986, the Company filed a lawsuit against Pathfinder Computer Centers Corporation and its organizers (defendants) seeking the balance due of $450,000 on a note plus accrued interest (guaranteed by Aaron D. and Jerilyn H. Silver). On February 14, 1990, the Company settled the litigation and received settlement proceeds in 1995 of approximately $284,000.

Subsequent to receipt of these settlement proceeds, a creditor whose claim had been disallowed in the defendant's bankruptcy proceedings was successful in having the order disallowing its claim set aside. If the claim is subsequently allowed, the creditor could petition the court to have the bankruptcy trustee recall the settlement proceeds; however, to date, no action has been taken. Management believes court action requiring recall of the settlement proceeds is unlikely; nevertheless, it is reasonably possible that such an event will occur, although the amount of the recall cannot currently be estimated.


ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted during the fourth quarter of the 1999 fiscal year to a vote of security holders, through solicitation of proxies or otherwise.


                                     PART II


ITEM 5:  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

The Registrant's common stock has been listed on the NASDAQ Bulletin Board under the symbol ARCU. The following table sets forth for the periods indicated, the high and low bid prices as reported, which represents inter dealer prices without adjustment for retail markups, markdowns or commissions, and may not reflect actual transactions.

                                         1999                 1998
                                    ----------------    ----------------
                                      High     Low        High     Low
                                    -------  -------    -------  -------

   First quarter                     $  .10   $  .01     $  .10   $  .01
   Second quarter                       .05      .05        .10      .01
   Third quarter                        .19      .06        .10      .01
   Fourth quarter                       .25      .06        .10      .01


There were approximately 400 holders of the Registrant's common stock on March 7, 2000.

The Registrant has never paid dividends on its common stock.


ITEM 6:  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

Plan of Operation:

As the Company has not had revenues from operations in each of the last two fiscal years, the following represents management's plans of operations for the next twelve months.

The Company is presently without revenues or cash flows from operations. Based upon current activity levels, management believes that cash on hand and trading securities are sufficient to meet the Company's cash requirements for the next twelve months, which are expected to consist of general and administrative costs incurred to maintain good standing as a publicly traded company, unless the transaction with Pangea Internet Advisors LLC is consummated, which is discussed in more detail below.

On March 9, 2000, the Company entered into a definitive agreement with Pangea Internet Advisors LLC ("Pangea"), a private investment firm focused on the acquisition and management of internet and related infrastructure and service technology businesses. The agreement provides for a cash investment of up to $40 million in newly-issued Company preferred stock by Pangea and certain other investors to be identified by Pangea at a purchase price on an as converted basis of $.25 per share of Company common stock. As part of the proposed transaction, certain investors will acquire five- year warrants to acquire shares representing 20% of the Company's common stock on a fully-diluted basis at varying exercise prices.

The proposed transaction is expected to close by the end of March; however, it remains subject to certain closing conditions and no assurance can be given that the proposed transaction will be consummated.

In the event this transaction does not close, management will resume its efforts soliciting and pursuing other investment possibilities in the form of acquisitions of privately held businesses. However, it should be noted, management is engaged on a full time basis in other activities, endeavors and professions. Considering the Company's limited resources, there can be no assurance given that the Company will succeed in attracting another acquisition or merger prospect.

The Company currently has no employees.


Year 2000 Issues:

Because of the limited activities of the Company, year 2000 issues were minimal. The Company has not incurred any year 2000 problems with its computer hardware and software, financial institutions or professional service providers, nor does management expect to incur any future problems.

ITEM 7:  FINANCIAL STATEMENTS.









               Report of Independent Certified Public Accountants



Shareholders and Board of Directors
Arinco Computer Systems, Inc.

We have audited the accompanying consolidated balance sheet of Arinco Computer Systems, Inc. and Subsidiary, as of December 31, 1999, and the related consolidated statements of operations, shareholders' equity (deficit), and cash flows for each of the two years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Arinco Computer Systems, Inc. and Subsidiary, as of December 31, 1999, and the consolidated results of their operations and their consolidated cash flows for each of the two years in the period ended December 31, 1999 in conformity with generally accepted accounting principles.




GRANT THORNTON LLP

Oklahoma City, Oklahoma
February 28, 2000 (except for
  footnote I, as to which the
  date is March 9, 2000)

              ARINCO COMPUTER SYSTEMS, INC, AND SUBSIDIARY
                      CONSOLIDATED BALANCE SHEET
                          December 31, 1999


                         ASSETS

CURRENT ASSETS
    Cash and cash equivalents                               $  133,000
    Trading securities                                         112,000
    Account receivable                                           1,000
                                                            ----------

                                                            $  246,000
                                                            ==========

             LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable                                        $    1,000

COMMITMENTS AND CONTINGENCIES (notes F and G)                       -

SHAREHOLDERS' EQUITY (note E)
    Preferred stock, $.06 per share cumulative,
      convertible share-for-share into common
      stock -  $.10  par value; authorized,
      5,000,000 shares; issued and outstanding,
      3,000 shares                                                  -
    Common stock - $.01 par value; authorized,
      45,000,000 shares; issued and outstanding,
      4,959,000 shares                                          49,000
    Additional paid-in capital
      Preferred stock                                           10,000
      Common stock                                           2,549,000
    Accumulated deficit                                     (2,363,000)
                                                           -----------
                                                               245,000
                                                           -----------
                                                           $   246,000
                                                           ===========


                             See accompanying notes.

                 ARINCO COMPUTER SYSTEMS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                             Year ended December 31,


                                                      1999          1998
                                                   ---------     ---------
Operating expenses - general
  and administrative                               $  12,000     $  11,000
                                                   ---------     ---------

    Operating loss                                   (12,000)      (11,000)

Other (income) expense
  Interest income                                     (5,000)       (7,000)
  Interest expense                                        -         19,000
  Realized loss on trading securities                  1,000            -
  Unrealized (gain) loss on trading securities       (16,000)       30,000
                                                   ---------     ---------
                                                     (20,000)       42,000
                                                   ---------     ---------

    Earnings (loss) before extraordinary item          8,000       (53,000)

Extraordinary item - extinguishment of
  liabilities (note C)                                    -        666,000
                                                   ---------     ---------

    NET EARNINGS                                       8,000       613,000

Preferred stock dividend requirement                  14,000        24,000
                                                   ---------     ---------
    NET EARNINGS (LOSS) APPLICABLE TO
      COMMON SHARES                                $  (6,000)    $ 589,000
                                                   =========     =========

Earnings (loss) per common share

    Loss before extraordinary item                 $      -      $    (.02)
    Extraordinary item                                    -            .15
                                                   ---------     ---------

BASIC AND DILUTED NET EARNINGS (LOSS)              $      -      $     .13
                                                   =========     =========

Weighted average of common shares
  outstanding, basic and diluted                   4,698,000     4,541,000
                                                  ==========    ==========

                             See accompanying notes.

                  ARINCO COMPUTER SYSTEMS, INC. AND SUBSIDIARY
           CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)
                     Years ended December 31, 1999 and 1998


                                    Preferred stock          Common stock
                                   -----------------      -------------------
                                   Shares     Amount       Shares     Amount
                                   -------  --------      ---------  --------

Balance at Jan. 1, 1998            396,000  $ 40,000      4,541,000  $ 45,000

  Net earnings                          -         -              -         -
                                   -------  --------      ---------  --------

Balance at Dec. 31, 1998           396,000    40,000      4,541,000    45,000

  Issuance of common stock              -         -          25,000        -
  Conversion of preferred
    stock                         (393,000)  (40,000)       393,000     4,000
  Net earnings                          -         -              -         -
                                   -------  --------      ---------  --------

Balance at Dec. 31, 1999             3,000  $     -       4,959,000  $ 49,000
                                   =======  ========      =========  ========



                                   Additional
                                 paid-in capital
                              ----------------------
                               Preferred    Common    Accumulated
                                 stock      stock       deficit      Total
                              ----------  ---------- -----------  ---------

Balance at Jan. 1, 1998       $1,250,000  $1,272,000 $(2,984,000) $ (377,000)

  Net earnings                        -           -      613,000     613,000
                              ----------  ---------- -----------  ----------

Balance at Dec. 31, 1998       1,250,000   1,272,000  (2,371,000)    236,000

  Issuance of common stock            -        1,000          -        1,000
  Conversion of preferred
    Stock                     (1,240,000)  1,276,000          -           -
  Net earnings                        -           -        8,000       8,000
                              ----------  ---------- -----------  ----------

Balance at Dec. 31, 1999      $   10,000  $2,549,000 $(2,363,000) $  245,000
                              ==========  ========== ===========  ==========


                             See accompanying notes.

                  ARINCO COMPUTER SYSTEMS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             Year ended December 31,


                                                      1999          1998
                                                   ---------     ---------

Cash flows from operating activities
  Net earnings                                     $   8,000     $ 613,000
    Adjustments to reconcile net earnings
      to net cash used in operating
      activities
        Gain on extinguishment of
          liabilities                                     -       (666,000)
        Increase in trading securities
          (including unrealized appreciation
          of $16,000 in 1999 and unrealized
          depreciation of $30,000 in 1998)           (63,000)      (49,000)
        Changes in operating assets and
          liabilities
          Accounts payable                             1,000            -
          Accrued expenses                                -         19,000
                                                   ---------     ---------
          Net cash used in operating activities      (54,000)      (83,000)

Cash flows from investing activities
  Advances on related party note receivable          (20,000)      (16,000)
  Receipts on related party note receivable           36,000            -
                                                   ---------     ---------
          Net cash provided by (used in)
            investing activities                      16,000       (16,000)

Cash flows from financing activities
  Bank overdraft                                      (2,000)        2,000
                                                   ---------     ---------

  NET DECREASE IN CASH AND CASH EQUIVALENTS          (40,000)      (97,000)

Cash and cash equivalents at beginning of year       173,000       270,000
                                                   ---------     ---------

Cash and cash equivalents at end of year           $ 133,000     $ 173,000
                                                   =========     =========


Noncash financing activities:
-----------------------------

In 1999, the Company issued 25,000 shares of common stock in exchange for an account receivable.

                             See accompanying notes.

                 ARINCO COMPUTER SYSTEMS, INC. AND SUBSIDIARY
                  NOTES TO CONSILIDATED FINANCIAL STATEMENTS
                           December 31, 1999 and 1998



NOTE A - NATURE OF OPERATIONS AND SUMMARY OF ACCOUNTING POLICIES

Arinco Computer Systems, Inc. (the "Company") was incorporated under the laws of the State of New Mexico on March 31, 1978. The Company is a publicly-held, over-the-counter traded company that has had no business operations since 1988. The Company's activities consist primarily of paying general and administrative costs.

Prior to the settlement of certain liabilities of the Company in 1998 (Note C), the Company reported on the liquidation basis of accounting; however, this change in reporting had no effect on the 1999 or 1998 financial statements or their presentation.

At present, the Company has no employees and is wholly dependent on the personal efforts of its officer and director, who is engaged full-time in other activities, endeavors, and professions.

A summary of the significant accounting policies consistently applied in the accompanying consolidated financial statements follows.

1. Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, New Start, Inc. All significant intercompany transactions and balances have been eliminated.

2.  Earnings (Loss) Per Common Share

Earnings (loss) per common share has been computed using the weighted average number of common shares outstanding during each period after deduction of preferred stock dividends, if applicable. Basic and diluted earnings (loss) per share are the same because the effect of convertible preferred stock would be antidilutive.

3.  Cash and Cash Equivalents

The Company considers money market accounts to be cash equivalents. The Company maintains its cash and cash equivalents in accounts, which may exceed federally insured limits or may not be federally insured. The Company has not experienced any losses on such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

4.  Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes; accordingly, actual results could differ from those estimates.

5.  Securities

Trading securities (cost of $127,000 and $79,000 at December 31, 1999 and 1998, respectively) are bought with the intention of selling them in the near term and are carried at fair value with any unrealized gains or losses included in earnings. Cost is determined by the average cost method in computing realized gains and losses. Unrealized gains (losses) of $16,000 and ($30,000) were included in earnings for the years ended December 31, 1999 and 1998, respectively.


NOTE B - RELATED PARTY TRANSACTIONS

The Company advanced $20,000 under a note receivable from a related party during 1999. This advance, as well as $16,000 advanced in 1998, was repaid in 1999 including interest at 8.5%.

The Company's investment in equity securities consists of common stock of a publicly traded entity, which is under common control, as the Company's sole officer and director is also President and Chief Executive Officer of this entity. These securities are classified as trading.


NOTE C - EXTINGUISHMENT OF LIABILITIES

The Company incurred certain liabilities which could not be paid as a result of unprofitable operations before 1988. During 1998, the Company reviewed these old liabilities and, upon advice from legal counsel, determined that liabilities totaling approximately $666,000 were no longer enforceable as claims against the Company. As a result of extinguishment of these obligations, an extraordinary income item of $666,000 was recognized in the fourth quarter of 1998.


NOTE D - INCOME TAXES

The following is a reconciliation between the Company's tax provision to the tax computed at the statutory federal rate:

                                               Year ended December 31,
                                              ------------------------
                                                 1999          1998
                                               ---------    ---------
    Tax expense at statutory
      rate                                     $   3,000    $ 209,000
    State income taxes                                -        25,000
    Change in valuation allowance                  9,000     (246,000)
    Revision of prior year estimate              (12,000)          -
    Other                                             -        12,000
                                               ---------    ---------
                                               $      -     $      -
                                               =========    =========

As of December 31, 1999, the Company has net operating loss carryforwards for income tax purposes as follows:

    Expiration date
      2001                                     $  37,000
      2003                                         3,000
      2004                                        28,000
      2005                                        15,000
      2006                                        39,000
      2007                                        75,000
      2008                                        73,000
      2009                                        73,000
      2011                                        36,000
      2012                                        23,000
      2019                                         8,000
                                               ---------

                                               $ 410,000
                                               =========

The Company's deferred tax assets and liabilities consist of the following at December 31, 1999:

    Net operating loss carryforwards           $ 164,000
    Valuation allowance                         (164,000)
                                               ---------

                                               $      -
                                               =========

The valuation allowance for deferred tax assets decreased $9,000 and increased $94,000, respectively, for the years ended December 31, 1999 and 1998. The increase for 1998 was a result of an increase in prior years operating losses of $340,000 and usage of prior year operating loss carryforwards of $246,000.


NOTE E - CAPITAL STOCK

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

Subsequent to receipt of these settlement proceeds, a creditor whose claim had been disallowed in the defendant's bankruptcy proceedings was successful in having the order disallowing its claim set aside. If the claim is subsequently allowed, the creditor could petition the court to have the bankruptcy trustee recall the settlement proceeds; however, to date, no action has been taken. Management believes court action requiring recall of the settlement proceeds is unlikely; nevertheless, it is reasonably possible that such an event will occur, although the amount of the recall cannot currently be estimated.


NOTE H - FINANCIAL INSTRUMENTS

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value.

1.  Cash and Cash Equivalents

The carrying amount approximates fair value because of the short maturity and highly liquid nature of those instruments.

2.  Trading Securities

The estimated fair values are based upon quoted market prices.

The carrying amounts and estimated fair values of the Company's financial instruments are as follows:
                                               Carrying      Estimated
                                                amount       fair value
                                               ---------     ----------

    Financial assets
      Cash and cash equivalents                 $ 133,000     $ 133,000
      Trading securities                          112,000       112,000

NOTE I - SUBSEQUENT EVENT

On March 9, 2000, the Company entered into a definitive agreement with Pangea Internet Advisors LLC ("Pangea"), a private investment firm focused on the acquisition and management of internet and related infrastructure and service technology businesses. The agreement provides for a cash investment of up to $40 million in newly-issued Company preferred stock by Pangea and certain other investors to be identified by Pangea at a purchase price on an as converted basis of $.25 per share of Company common stock. As part of the proposed transaction, certain investors will acquire five- year warrants to acquire shares representing 20% of the Company's common stock on a fully-diluted basis at varying exercise prices.

The proposed transaction is expected to close by the end of March; however, it remains subject to certain closing conditions and no assurance can be given that the proposed transaction will be consummated.

ITEM 8: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None


                                    PART III


ITEM 9: DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

JAMES A. ARIAS has served as the Company's Interim President, Chief Executive Officer, Chief Financial Officer and sole Director since June 1995.

From 1975 to  September  of 1983,  Mr.  Arias was a partner  of James  Bentley &
Associates,   a  financial  consulting  and  real  estate  syndication  firm  in
Albuquerque, New Mexico, which was merged into and became a division of Financial Services Group, Inc., a New Mexico corporation, of which Mr. Arias is President and a controlling shareholder.

Mr. Arias devotes substantially all of his time to serving as the President, Chief Executive Officer and a Director of Realco, Inc., a NASDAQ listed company based in New Mexico. Mr. Arias has served in this capacity since 1983.

Mr. Arias also serves as a Director and Audit Committee Member of Miller and Schroeder Financial, Inc., a broker dealer headquartered in Minneapolis, Minnesota, and a Director of Quatro, Inc., a New Mexico electronics company. Both Miller and Schroeder and Quatro, Inc. are privately held corporations.


ITEM 10:  EXECUTIVE COMPENSATION.

The Company's sole officer and director is not compensated for the minimal services which are provided on behalf of the Company. However, this individual is reimbursed for certain out of pocket costs incurred in providing such services on behalf of the Company.


ITEM 11:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth certain information known by the Company with respect to the security ownership of certain beneficial owners and management of the Company's common stock as of March 7, 2000. Each person has sole voting and investment power as to all shares unless otherwise stated.

There were 4,959,000 shares of the Company's common stock issued and outstanding at March 7, 2000.

    Title of           Name and Address        Amount and Nature of  Percent
     Class           of Beneficial Owner       Beneficial Ownership  of Class
 ------------  ------------------------------  --------------------  --------

   $.01 par    James A. Arias (1)(2)             100,000 - Direct       9.8%
    common     1650 University Blvd., NE         385,000 - Indirect
               Suite 5-100
               Albuquerque, NM 87102

   $.01 par    Realco, Inc. (1)                  285,000 - Direct       5.8%
    common     1650 University Blvd., NE
               Suite 5-100
               Albuquerque, NM 87102

   $.01 par    Financial Services Group,         100,000 - Direct       2.0%
    common       Inc. (2)
               1650 University Blvd., NE
               Suite 5-100
               Albuquerque, NM 87102

   $.01 par    James A. Arias                    100,000 - Direct       2.0%
    common     1650 University Blvd., NE
               Suite 5-100
               Albuquerque, NM 87102

   $.01 par    Steven P. Kadner                  252,500 - Direct       5.1%
    common     8401 Washington Pl, N.E
               Albuquerque, NM 87113

   $.01 par    Jerone F. Beckes                  279,000 - Direct       5.6%
    common     8401 Washington Pl, N.E
               Albuquerque, NM 87113

------------------------------------------
Note to Beneficial Ownership Table:

1. Mr. Arias is President of Realco, Inc. (a publicly traded company) and as such, votes these shares.

2. Mr. Arias is President, Chief Executive Officer and Chairman of Board of Financial Services Group, Inc. and as such, votes these shares.


Changes in Control:

There are no arrangements known to the Company, including any pledge of securities of the Company, which may result in a change in control of the Company at a subsequent date, except for the definitive agreement with Pangea Internet Advisors LLC, as discussed in Item 6 Management's Discussion and Analysis or Plan of Operations.

ITEM 12:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

In 1998, the Company loaned $16,000 to a person affiliated with a company controlled by Mr. Arias. Additional advances of $20,000 were made in 1999. These loans were evidenced by demand notes bearing interest at 8.5% per annum. At December 31, 1999, all such amounts from this person had been repaid.

The purpose of these loans was to secure a higher rate of return on excess working capital.

ITEM 13:  EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Documents filed as a part of this report:

     (1)  The financial  statements filed as part of this report are included in
          Item 7.

     (2) The following exhibits are filed as part of this report:

           3.1 *  Articles of Incorporation
           3.2 *  Bylaws
           4      * Instruments  defining rights of security holders,  including indentures.
          10   *  Material contracts
          11 Subsidiary of registrant - New Start, Inc.

* Filed as an exhibit to the Registrant's Form 10 Registration Statement under the Securities Exchange Act of 1934, and incorporated herein by reference.

(b) Reports on Form 8-K:

     The Registrant filed no reports on Form 8-K during the last quarter of the period covered by this Report.

There are no other exhibits specified in Item 601 of Regulation S-B to be included with this filing.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        ARINCO COMPUTER SYSTEMS INC.


Dated:  March 21, 2000                 By:  /s/ JAMES A. ARIAS
                                            -----------------------------
                                          * James A. Arias, President
                                              and Chief Executive Officer
                                              and Chief Financial Officer


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated:  March 21, 2000                 By:  /s/ JAMES A. ARIAS
                                            -----------------------------
                                          * James A. Arias, Director


*  Mr. Arias is the only officer or a director of the Registrant.