Form 10QSB
period 2000-03-31
ARINCO COMPUTER SYSTEMS INC
filed 2000-05-15
CIK 356591

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarter ended March 31, 2000

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from      to
                               ----    ----

                         Commission File Number: 0-13347

                          ARINCO COMPUTER SYSTEMS INC.
--------------------------------------------------------------------------------
                (Name of small business issuer in its charter)

         New Mexico                                              85-0272154
--------------------------------------------------------------------------------
(State or other jurisdiction of                               (I.R.S.Employer
incorporation or organization)                              Identification no.)

  20 Dayton Avenue, Greenwich,Connecticut                         06830
--------------------------------------------------------------------------------
 (Address of principal executive offices)                       (Zip Code)

                                 (203) 661-6942
--------------------------------------------------------------------------------
                 Issuer's telephone number, including area code

                                 Not applicable
--------------------------------------------------------------------------------
              (Former names, former address and former fiscal year,
                          if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

The number of shares of the issuer's common stock outstanding at May 12, 2000 was approximately 44,958,000.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                          ARINCO COMPUTER SYSTEMS INC.
                                  BALANCE SHEET
                                 MARCH 31, 2000

                                   (unaudited)

ASSETS

  CURRENT ASSETS
    Cash and cash equivalents                              $ 40,249,000
    Accounts receivable                                         100,000
                                                           ------------
                                                           $ 40,349,000
                                                           ============

LIABILITIES AND EQUITY

  CURRENT LIABILITIES
    Accounts payable and accrued liabilities               $    558,000

  PREFERRED STOCK
    Series B - convertible into common,
      as defined; $.10 par value; authorized
      4,000,000 shares; issued and outstanding,
      3,000,000 shares                                           10,000

  SHAREHOLDERS' EQUITY
    Preferred stock
      Series A - $.06 per share cumulative,
        convertible share-for-share into common
        stock - $.10 par value; authorized,
        500,000 shares; issued and outstanding,
        3,000 shares                                                 -
      Common stock - $.01 par value; authorized,
        45,000,000 shares; issued and outstanding,
        44,958,000 shares                                       449,000
      Additional paid-in capital                             43,890,000
      Accumulated deficit                                    (4,558,000)
                                                           ------------
                                                             39,781,000
                                                           ------------
                                                           $ 40,349,000
                                                           ============

                             See accompanying notes.

                          ARINCO COMPUTER SYSTEMS INC.
                            STATEMENTS OF OPERATIONS
                          THREE MONTHS ENDED MARCH 31,

                                   (unaudited)

                                                       2000         1999
                                                   ------------  ---------
Operating expenses - general
  and administrative                               $      4,000  $   3,000
                                                   ------------  ---------
    Operating loss                                       (4,000)    (3,000)

Other (income) expense
  Interest income                                             -     (2,000)
  Unrealized gain on trading securities                       -    (45,000)
                                                   ------------  ---------
                                                              -    (47,000)
                                                   ------------  ---------
    NET EARNINGS (LOSS)                            $     (4,000) $  44,000
                                                   ============  =========

Net earnings (loss) applicable to common shares

  Net earnings (loss)                              $     (4,000) $  44,000

    Preferred stock dividend requirement                      -     (6,000)
    Preferred stock discount recognition            (10,010,000)         -
                                                   ------------  ---------
  Net earnings (loss) applicable to
    common shares                                  $(10,014,000) $  38,000
                                                   ============  =========
  Basic and diluted net earnings (loss)
    per common share                               $      (1.49) $     .01
                                                   ============  =========
  Weighted average of common shares
    outstanding, basic and diluted                    6,716,000  4,541,000
                                                   ============  =========

                             See accompanying notes.

                          ARINCO COMPUTER SYSTEMS INC.
                            STATEMENTS OF CASH FLOWS
                          THREE MONTHS ENDED MARCH 31,

                                   (unaudited)

                                                    2000            1999
                                                ------------    ------------

Cash flows from operating activities
  Net earnings (loss)                           $     (4,000)   $     44,000
    Adjustments to reconcile net earnings
      to net cash used in operating
      activities
        Decrease (increase) in trading
          securities (including unrealized
          appreciation of $45,000 in 1999)           112,000         (55,000)
        Changes in operating assets and
          liabilities
            Accounts receivable                        1,000              -
            Accounts payable and accrued
              liabilities                              7,000           2,000
                                                ------------    ------------

          Net cash provided by (used in)
            operating activities                     116,000          (9,000)

Cash flows from investing activities
  Advances on related party note receivable                -         (20,000)
  Receipts on related party note receivable                -          36,000
                                                ------------    ------------
          Net cash provided by
            investing activities                           -          16,000

Cash flows from financing activities
  Bank overdraft                                           -          (2,000)
  Issuance of Series B preferred stock            40,000,000               -
                                                ------------    ------------
          Net cash provided by (used in)
            financing activities                  40,000,000          (2,000)
                                                ------------    ------------

  NET INCREASE IN CASH AND CASH EQUIVALENTS       40,116,000           5,000

Cash and cash equivalents at beginning
  of period                                          133,000         173,000
                                                ------------    ------------

Cash and cash equivalents at end of period      $ 40,249,000    $    178,000
                                                ============    ============

                            See accompanying notes.

                          ARINCO COMPUTER SYSTEMS INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2000


SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The balance sheet as of March 31, 2000, and the statements of operations and cash flows for the periods ended March 31, 2000 and 1999 have been prepared by Arinco Computer Systems Inc. (the "Company") without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the periods ended March 31, 2000 and 1999 are not necessarily indicative of the operating results for the full year.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the Company's annual report on Form 10-KSB for the year ended December 31, 1999.

EARNINGS (LOSS) PER COMMON SHARE

Earnings (loss) per common share has been computed using the weighted average number of common shares outstanding during each period after deduction of preferred stock dividends and discount recognition, as applicable. Basic and diluted earnings (loss) per share are the same because the effect of convertible preferred stock and warrants would be antidilutive.

ISSUANCE OF CERTAIN PREFERRED STOCK AND COMMON STOCK WARRANTS

On March 28, 2000, the Company closed the transactions contemplated by a Securities Purchase Agreement (the "Agreement") with Pangea Internet Advisors LLL ("Pangea") which was signed on March 9, 2000. Pursuant to the Agreement, principals of Pangea and other investors identified by Pangea invested $40,000,000 in 4,000,000 shares of newly-issued Series B convertible preferred stock ("Series B Stock"). Generally each share of Series B Stock is convertible in 40 common shares, votes on an as-converted basis, and in total represents approximately 77% of the common stock of the Company on an as-converted, fully-diluted basis. The issuance price was $.25 per share of common stock calculated on an as-converted basis. The Series B Stock is only convertible to the extent of unissued authorized common stock. If the Company's authorized common stock is not increased to sufficient numbers to provide for conversion by December 31, 2000, holders of 50% of the Series B Stock can require the Company to redeem all such stock. Because increasing the authorized common stock to sufficient numbers will require shareholder approval the possible redemption of Series B Stock is considered outside the control of the Company; therefore, any amount allocated to Series B Stock will be classified as temporary equity until such shareholder approval has been obtained. In addition, certain investors purchased five-year warrants ("Warrants") to purchase 41,250,000 shares of common stock representing 20% of the Company's common stock on a fully-diluted basis for a total of $100,000. Of these Warrants, 20% have an exercise price of $.25 per share, 30% have an exercise price of $.50 per share, 30% have an exercise price of $.75 per share and 25% have an exercise price of $1.00 per share.

Proceeds of $39,550,000, net of offering costs of $550,000, have been allocated between the Series B Stock and the Warrants based on their relative fair values, resulting in $31,244,000 initially allocated to Series B Stock and $8,306,000 allocated to the Warrants. At the date the Agreement was signed, the Series B Stock effectively had an embedded beneficial conversion feature. As a result, the difference (limited to the net proceeds allocated to the Series B Stock) between the conversion price and the quoted market price of the Company's common stock was allocated to the conversion feature and recorded in additional paid-in capital, resulting in a 100% discount on the Series B Stock. Such discount is being recognized as a return to the Series B stockholders as such stock becomes convertible. The only limitation on conversion relates to insufficient authorized common stock; consequently, discount of $10,010,000 relating to 1,010,000 shares of Series B Stock was recognized at closing. The remaining discount will be recognized when sufficient authorized common stock is approved by the stockholders.

On March 28, 2000, 1,000,000 shares of Series B Stock were converted into 40,000,000 shares of common stock.

CHANGES IN EQUITY

The following table represents changes to the Company's equity accounts for the three months ended March 31, 2000.

                                       Series B        Series A        Common
                                       preferred       preferred       stock
                                      ------------    ------------  ------------

Balance at January 1, 2000            $          -    $          - $     49,000

  Recognition of discount
    on preferred stock
    immediately convertible             10,010,000               -            -
  Conversion of 1,000,000
    series B preferred shares
    to 40,000,000 common
    shares                             (10,000,000)              -      400,000
                                      ------------    ------------  ------------

Balance at March 31, 2000             $     10,000    $          - $    449,000
                                      ============    ============  ============

                                  Additional
                                    paid-in     Accumulated
                                    capital       deficit
                                  -----------   ------------

  Balance at January 1, 2000     $  2,559,000   $ (2,363,000)

    Allocation of net proceeds
      of Series B preferred
      stock and common stock
      warrants                     39,550,000              -
    Recognition of discount
      on preferred stock
      immediately convertible      (7,819,000)    (2,191,000)
    Conversion of 1,000,000
      series B preferred shares
      to 40,000,000 common
      shares                        9,600,000              -
    Net loss                                -         (4,000)
                                 ------------   ------------

  Balance at March 31, 2000      $ 43,890,000   $ (4,558,000)
                                 ============   ============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

As the Company has not had revenues from operations in the fiscal year ended December 31, 1999 and the three months ended March 31, 2000, the following represents management's plans of operations for the next twelve months.

The Company is presently without revenues or cash flows from operations. The Company plans to commence engaging in its primary activity, which will be the acquisition and operation of enterprises that are, or propose to be, engaged in businesses relating primarily to the Internet, e-commerce and related technologies. The Company intends to begin acquiring controlling interests in and actively managing companies that offer significant potential for growth, profitability and value creation.

Management believes that cash on hand of approximately $40,249,000 is sufficient to meet the Company's cash requirements for the next twelve months, which are expected to consist of (1) payments to management and consultants under employment and consulting agreements, (2) investments in target companies and related expenses and (3) general administrative expenses.

PART II. OTHER INFORMATION

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

On March 28, 2000, the Company sold (the "Offering") an aggregate of 4,000,000 shares of the Company's Series B Convertible Preferred Stock, par value $.10 per share (the "Series B Preferred Stock"), and warrants (the "Warrants") to acquire an aggregate of 41,250,000 shares of the Company's common stock, par value $.01 per share (the "Common Stock"), to principals of Pangea Internet Advisors LLC ("Pangea Advisors") and other investors (collectively with Pangea Advisors, the "Investors") for an aggregate offering price of $40,100,000. The Company claimed an exemption from registration under the Securities Act of 1933, as amended (the "Securities Act"), for the Offering pursuant to Regulation D promulgated under the Securities Act. Each share of Series B Preferred Stock is convertible into Common Stock by the holder thereof at any time at a rate equal to $10.00 divided by the conversion price in effect from time to time (the "Conversion Price"). The Conversion Price is initially $0.25 (resulting in an initial conversion rate of 40 shares of Common Stock for each share of Series B Preferred Stock). The Conversion Price is subject to adjustment in the event of stock dividends, stock splits, or a reorganization, reclassification, consolidation or merger.

The Series B Preferred Stock will be automatically converted into Common Stock at the then prevailing Conversion Price upon the occurrence of either (x) the consummation of a public offering by the Company of its Common Stock resulting in proceeds to the Company of at least $10,000,000 and where the per share offering price is at least four times the then prevailing conversion price and
(y) the conversion into Common Stock of at least 60% of the number of shares of Series B Preferred Stock originally issued. The Warrants expire in five years and 20% of the Warrants have an exercise price of $.25 per share, 30% of the Warrants have an exercise price of $.50 per share, 30% of the Warrants have an exercise price of $.50 per share and 20% of the Warrants have an exercise price of $1.00 per share.

In the event of a liquidation, dissolution or winding up of the Company, each share of Series B Preferred Stock will be entitled to receive the greater of (i) the sum of $10.00 plus any declared but unpaid dividends and (ii) the amount such share would be entitled to receive on an "as converted" basis. After this preferential distribution has been made, all remaining assets shall be distributed to the holders of shares of Common Stock.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY OLDERS

None

ITEM 5.  OTHER INFORMATION

In connection with the Offering, four (4) new directors, designated by Pangea Advisors, were appointed to the Company's board of directors, James A. Arias, previously the Company's sole director, resigned and five (5) new executive officers were appointed. Each of the new executive officers of the Company, Cary
S. Fitchey, William Avery, David M. Roberts, William P. O'Donnell and Frederick
G. Noell, entered into employment agreements with the Company. The Investors entered into a registration rights agreement with the Company. Pangea Advisors entered into a business opportunity allocation and miscellaneous service with the Company. Each of Walter A. Forbes, an Investor, and James A. Arias entered into consulting agreements with the Company.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a) The following exhibits are filed as part of this report:

         3.1 *   Articles of Incorporation.
         3.2 *   Bylaws.
         4.1 **  Certificate of Designations of Series B Convertible
                 Preferred Stock of Arinco Computer Systems Inc.
         4.2 **  Amendment to Certificate of Resignations of Series A
                 Convertible Preferred Stock of Arinco Computer Systems Inc.
        10.1 **  Securities Purchase Agreement, dated March 9, 2000, by and between Arinco Computer Systems, Inc., Pangea Internet Advisors
                 LLC and the purchasers listed on Schedule I attached thereto.
        10.2 **  Registration Rights Agreement by and among Arinco Computer
                 Systems Inc., Pangea Internet Advisors LLC and the persons party to the Securities Purchase Agreement, dated as of March
                 28, 2000.
        10.3 **  Business Opportunity Allocation and Miscellaneous Services
                 Agreement by and among Arinco Computer Systems Inc. and
                 Pangea Internet Advisors LLC, dated as of March 28, 2000.
        10.4 **  Employment Agreements entered into by and between Arinco
                 Computer Systems Inc. and each of Cary S. Fitchey, William
                 Avery, David M. Roberts, William P. O'Donnell and Frederick
                 G. Noell.
        10.5 **  Warrants for William Avery, Cary S. Fitchey, The Roberts
                 Family Revocable Trust U/D/T dated as of December 15, 1997,
                 David M. Roberts and Gail M. Simpson, Trustees, Roberts
                 Children Irrevocable Trust U/D/T dated October 21, 1996,
                 Stephen H. Roberts, Trustee and Turtle Holdings LLC.
        27.1     Financial Data Schedule (for SEC use only).

* Filed as an exhibit to the Registrant's Form 10 Registration Statement dated March 25, 1985 and is incorporated herein by reference.

** Filed as an exhibit to the Registrant's Form 8-K dated March 28, 2000, and is incorporated herein by reference.

    (b)  Reports on Form 8-K:

         The Registrant filed Forms 8-K dated March 6, 2000 and March 10, 2000 during the quarter ended March 31, 2000, all reporting matters under
         Item 5, Other Events.

There are no other exhibits specified in Item 601 of Regulation S-B to be included with this filing.


SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       ARINCO COMPUTER SYSTEMS INC.


Dated:  May 15, 2000                   By:  /s/ CARY S. FITCHEY
                                            -----------------------------
                                            Cary S. Fitchey, President,
                                            Chief Executive Officer and
                                            Interim Principal Financial
                                            Officer