Form 10QSB
period 2000-06-30
ARINCO COMPUTER SYSTEMS INC
filed 2000-08-14
CIK 356591

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB
(Mark  One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter  ended June 30, 2000

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to ____


                         Commission File Number: 0-13347


                          ARINCO COMPUTER SYSTEMS INC.
--------------------------------------------------------------------------------
                (Name of small business issuer in its charter)


     New Mexico                                        85-0272154
-----------------------------------------------------------------------------
(State or other jurisdiction of                        (I.R.S.Employer
incorporation or organization)                         Identification no.)


20 Dayton Avenue, Greenwich, Connecticut               06830
--------------------------------------------------------------------------------
(Address of principal executive offices)               (Zip Code)


                                  (203)661-6942
--------------------------------------------------------------------------------
                 Issuer's telephone number, including area code


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

The number of shares of the issuer's common stock outstanding at August 4, 2000 was approximately 44,958,000.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                          ARINCO COMPUTER SYSTEMS INC.
                                  BALANCE SHEET
                                  JUNE 30, 2000

                                   (unaudited)

ASSETS

  CURRENT ASSETS
    Cash and cash equivalents                              $ 34,325,000
    Prepaid expenses                                            105,000
                                                           ------------
      Total current assets                                   34,430,000

  EQUITY INVESTMENT                                           6,500,000
                                                           ------------

                                                           $ 40,930,000
                                                           ============

LIABILITIES AND EQUITY

  CURRENT LIABILITIES
    Accounts payable and accrued liabilities               $  1,156,000

  PREFERRED STOCK
    Series B - convertible into common,
      as defined; $.10 par value; authorized
      4,000,000 shares; issued and outstanding,
      3,000,000 shares                                           10,000

  SHAREHOLDERS' EQUITY
    Preferred stock
      Series A - $.06 per share cumulative,
        convertible share-for-share into common
        stock - $.10 par value; authorized,
        500,000 shares; issued and outstanding,
        3,000 shares                                                 -
      Common stock - $.01 par value; authorized,
        45,000,000 shares; issued and outstanding,
        44,958,000 shares                                       449,000
      Additional paid-in capital                             43,890,000
      Accumulated deficit                                    (4,575,000)
                                                           ------------
                                                             39,764,000
                                                           ------------
                                                           $ 40,930,000
                                                           ============


                             See accompanying notes.

                          ARINCO COMPUTER SYSTEMS INC.
                            STATEMENTS OF OPERATIONS
                           THREE MONTHS ENDED JUNE 30,

                                   (unaudited)

                                                        2000        1999
                                                   ------------  ---------
Operating expenses - general
  and administrative                               $    471,000  $   4,000
                                                   ------------  ---------

    Operating loss                                     (471,000)    (4,000)

Other (income) expense
  Interest income                                      (454,000)    (1,000)
  Realized gain on trading securities                        -      (1,000)
  Unrealized loss on trading securities                      -       9,000
                                                   ------------  ---------
                                                       (454,000)     7,000
                                                   ------------  ---------

    NET LOSS                                       $    (17,000) $ (11,000)
                                                   ============  =========


Net loss applicable to common shares

  Net loss                                         $    (17,000) $ (11,000)

    Preferred stock dividend requirement                     -      (6,000)
                                                   ------------  ---------

  Net loss applicable to common shares             $    (17,000) $ (17,000)
                                                   ============  =========

  Basic and diluted net loss per common share      $         -   $      -
                                                   ============  =========

  Weighted average of common shares
    outstanding, basic and diluted                   44,958,000  4,541,000
                                                   ============  =========


                             See accompanying notes.

                          ARINCO COMPUTER SYSTEMS INC.
                            STATEMENTS OF OPERATIONS
                            SIX MONTHS ENDED JUNE 30,

                                   (unaudited)

                                                        2000        1999
                                                   ------------  ---------
Operating expenses - general
  and administrative                               $    475,000  $   7,000
                                                   ------------  ---------

    Operating loss                                     (475,000)    (7,000)

Other (income) expense
  Interest income                                      (454,000)    (3,000)
  Realized gain on trading securities                        -      (1,000)
  Unrealized gain on trading securities                      -     (36,000)
                                                   ------------  ---------
                                                       (454,000)   (40,000)
                                                   ------------  ---------

    NET EARNINGS (LOSS)                            $    (21,000) $  33,000
                                                   ============  =========


Net earnings (loss) applicable to common shares

  Net earnings (loss)                              $    (21,000) $  33,000

    Preferred stock dividend requirement                     -     (12,000)
    Preferred stock discount recognition            (10,010,000)        -
                                                   ------------  ---------

  Net earnings (loss) applicable to
    common shares                                  $(10,031,000) $  21,000
                                                   ============  =========

  Basic and diluted net earnings (loss)
    per common share                               $       (.39) $      -
                                                   ============  =========

  Weighted average of common shares
    outstanding, basic and diluted                   25,837,000  4,541,000
                                                   ============  =========


                             See accompanying notes.

                          ARINCO COMPUTER SYSTEMS INC.
                            STATEMENTS OF CASH FLOWS
                            SIX MONTHS ENDED JUNE 30,

                                   (unaudited)

                                                    2000            1999
                                                ------------    ------------

Cash flows from operating activities
  Net earnings (loss)                           $    (21,000)   $     33,000
    Adjustments to reconcile net earnings
      (loss) to net cash provided by
      operating activities
        Decrease in trading securities
          (including unrealized appreciation
          of $36,000 and $1,000 of realized
          gains in 1999)                             112,000           1,000
        Changes in operating assets and
          liabilities
            Accounts receivable                        1,000              -
            Prepaid expenses                        (105,000)             -
            Accounts payable and accrued
              liabilities                            605,000           1,000
                                                ------------    ------------

          Net cash provided by
            operating activities                     592,000          35,000

Cash flows from investing activities
  Purchase of equity investment                   (6,500,000)             -
  Advances on related party note receivable               -          (20,000)
  Receipts on related party note receivable               -           36,000
                                                ------------    ------------
          Net cash provided by (used in)
            investing activities                  (6,500,000)         16,000

Cash flows from financing activities
  Bank overdraft                                          -           (2,000)
  Issuance of Series B preferred stock            40,000,000              -
  Issuance of common stock warrants                  100,000              -
                                                ------------    ------------
          Net cash provided by (used in)
            financing activities                  40,100,000          (2,000)
                                                ------------    ------------

  NET INCREASE IN CASH AND CASH EQUIVALENTS       34,192,000          49,000

Cash and cash equivalents at beginning
  of period                                          133,000         173,000
                                                ------------    ------------

Cash and cash equivalents at end of period      $ 34,325,000    $    222,000
                                                ============    ============


                             See accompanying notes.

                          ARINCO COMPUTER SYSTEMS INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2000


SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The balance sheet as of June 30, 2000, and the statements of operations and cash flows for the periods ended June 30, 2000 and 1999 have been prepared by Arinco Computer Systems Inc. (the "Company") without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the periods ended June 30, 2000 and 1999 are not necessarily indicative of the operating results for the full year.

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

EQUITY INVESTMENT

In June 2000, the Company invested $6,500,000 in Broadstream.com, Inc. ("Broadstream"). It received 7,626,165 shares of Series A Preferred stock representing an approximate 30% equity interest (calculated on a fully-diluted basis) and an approximate 47% voting interest. Broadstream is a leading streaming media management services company that delivers high quality, fault tolerant distribution services for streaming media content and date. The Company was one of six investors that invested in the aggregate approximately $9,500,000.

CHANGES IN EQUITY

The following table represents changes to the Company's equity accounts for the six months ended June 30, 2000.

                                  Series B       Series A        Common
                                  preferred      preferred        stock
                                 ------------   ------------   ------------

  Balance at January 1, 2000     $      -       $         -    $     49,000

    Recognition of discount
      on preferred stock
      immediately convertible      10,010,000             -              -
    Conversion of 1,000,000
      series B preferred shares
      to 40,000,000 common
      shares                      (10,000,000)            -         400,000
                                 ------------   ------------   ------------

  Balance at June 30, 2000       $     10,000   $         -    $    449,000
                                 ============   ============   ============

                                  Additional
                                    paid-in     Accumulated
                                    capital       deficit
                                  ------------   ------------

  Balance at January 1, 2000     $  2,559,000   $ (2,363,000)

    Allocation of net proceeds
      of Series B preferred
      stock and common stock
      warrants                     39,550,000             -
    Recognition of discount
      on preferred stock
      immediately convertible      (7,819,000)    (2,191,000)
    Conversion of 1,000,000
      series B preferred shares
      to 40,000,000 common
      shares                        9,600,000             -
    Net loss                               -         (21,000)
                                 ------------   ------------

  Balance at June 30, 2000       $ 43,890,000   $ (4,575,000)
                                 ============   ============

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS:

As the Company has not had revenues from operations in the fiscal year ended December 31, 1999 and the six months ended June 30, 2000, the following represents management's plans of operations.

The Company is presently without revenues or cash flows from operations. The Company plans to commence engaging in its primary activity, which will the acquisition and operation of enterprises that are, or propose to be, engaged in businesses relating primarily to the Internet, e-commerce and related technologies. The Company intends to begin acquiring controlling interests in and actively managing companies that offer significant potential for growth, profitability and value creation.

Management believes that cash and cash equivalents on hand of approximately $34,325,000 is sufficient to meet the Company's cash requirements for the next twelve months, which are expected to consist of (1) payments to management and consultants under employment and operating agreements, (2) investment in target companies and related expenses and (3) general administrative expenses.


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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY OLDERS

None

ITEM 5.  OTHER INFORMATION

On June 29, 2000 Gary C. Wendt was elected to the Company's Board of Directors.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a) The following exhibits are filed as part of this report:

         3.1 *   Articles of Incorporation.
         3.2 *   Bylaws.
         4.1 **  Certificate of Designations of Series B Convertible
                 Preferred Stock of Arinco Computer Systems Inc.
         4.2 **  Amendment to Certificate of Designations of Series A
                 Convertible Preferred Stock of Arinco Computer Systems Inc.
        10.1 **  Securities Purchase Agreement, dated March 9, 2000, by and between Arinco Computer Systems, Inc., Pangea Internet Advisors
                 LLC and the purchasers listed on Schedule I attached thereto.
        10.2 **  Registration Rights Agreement by and among Arinco Computer
                 Systems Inc., Pangea Internet Advisors LLC and the persons party to the Securities Purchase Agreement, dated as of March
                 28, 2000.
        10.3 **  Business Opportunity Allocation and Miscellaneous Services
                 Agreement by and among Arinco Computer Systems Inc. and
                 Pangea Internet Advisors LLC, dated as of March 28, 2000.

        10.4 ** Employment Agreements entered into by and between Arinco Computer Systems Inc. and each of Cary S. Fitchey, William Avery, David M. Roberts, William P. O'Donnell and Frederick
                 G. Noell.
        10.5 ** Warrants for William Avery, Cary S. Fitchey, The Roberts Family Revocable Trust U/D/T dated as of December 15, 1997, David M. Roberts and Gail M. Simpson, Trustees, Roberts Children Irrevocable Trust U/D/T dated October 21, 1996, Stephen H. Roberts, Trustee and Turtle Holdings LLC.
        10.6 *** Stock Purchase Agreement, dated June 29, 2000, by and between Arinco Computer Systems Inc., Broadstream.com, Inc. and the purchasers listed on Schedule I attached thereto.
        10.7 Employment Agreement entered into by and between Arinco Computer Systems Inc. and Frank Gallagi dated as of June 12, 2000.
        27.1     Financial Data Schedule (for SEC use only).


* Filed as an exhibit to the Registrant's Form 10 Registration Statement dated March 25, 1985 and is incorporated herein by reference.

** Filed as an exhibit to the Registrant's Form 8-K dated March 28, 2000, and is incorporated herein by reference.

*** Filed as an exhibit to the Registrant's Form 8-K dated June 29, 2000, and is incorporated herein by reference.

    (b)  Reports on Form 8-K:

         The Registrant filed Form 8-K dated June 29, 2000 during the quarter ended June 30, 2000 reporting matters under Item 5, Other Events.

There are no other exhibits specified in Item 601 of Regulation S-B to be included with this filing.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   ARINCO COMPUTER SYSTEMS INC.


Dated:  August 9, 2000             By:  /s/ Cary S. Fitchey
                                        --------------------------------
                                        Cary S. Fitchey, President and
                                          Chief Executive Officer

                                   By:  /s/ Frank Gallagi
                                        --------------------------------
                                        Frank Gallagi, Managing Director
                                          and Chief Financial Officer