Form 10QSB
period 2000-09-30
CHANGE TECHNOLOGY PARTNERS INC
filed 2000-11-20
CIK 356591

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark  One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarter ended September 30, 2000

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ____ to ____


                         Commission File Number: 0-13347


                        CHANGE TECHNOLOGY PARTNERS, INC.
--------------------------------------------------------------------------------
                 (Name of small business issuer in its charter)

         Delaware                                      06-1582875
--------------------------------------------------------------------------------
(State or other jurisdiction of                        (I.R.S.Employer
incorporation or organization)                         Identification no.)

         20 Dayton Avenue, Greenwich, Connecticut          06830
--------------------------------------------------------------------------------
(Address of principal executive offices)               (Zip Code)

                                  (203)661-6942
--------------------------------------------------------------------------------
                 Issuer's telephone number, including area code

                          Arinco Computer Systems Inc.
--------------------------------------------------------------------------------
              (Former names, former address and former fiscal year,
                          if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X].

The number of shares of the issuer's common stock outstanding at November 10, 2000 was approximately 44,958,000.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                                TABLE OF CONTENTS


                         PART I - FINANCIAL INFORMATION

ITEM 1 - CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

         Condensed Consolidated Balance Sheets as of September 30, 2000
         (unaudited) and December 31, 1999 ...............................     1

         Unaudited Condensed Consolidated Statements of Operations for the three
         and nine months ended September 30, 2000 and 1999 ...............     2

         Unaudited Condensed Consolidated Statements of Cash Flows for the nine
         months ended September 30, 2000 .................................     3

         Notes to Unaudited Interim Condensed Consolidated
         Financial Statements ............................................     4

ITEM 2 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK ......     9

ITEM 3 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND
         RESULTS OF OPERATIONS ...........................................     9


                           PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS ...............................................    12

ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS .......................    12

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES .................................    13

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS .............    13

ITEM 5 - OTHER INFORMATION ...............................................    13

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K ................................    14

ITEM 7 - SIGNATURES ......................................................    15

PART I - FINANCIAL INFORMATION

ITEM 1 - CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS:

                        CHANGE TECHNOLOGY PARTNERS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                 September 30,   December 31,
                                                                     2000            1999
                                                                -------------    ------------
                                                                 (Unaudited)
ASSETS
    Cash and cash equivalents                                   $ 32,611,000    $    133,000
    Prepaid expenses and other current assets                        255,000         113,000
                                                                ------------    ------------
       Total current assets                                       32,866,000         246,000

    Equity investment                                              5,996,000               -
    Property and equipment, net                                      113,000               -
    Other assets                                                      77,000               -
                                                                ------------    ------------
       Total Assets                                             $ 39,052,000    $    246,000
                                                                ============    ============
LIABILITIES AND STOCKHOLDERS' EQUITY

     Accounts payable and accrued liabilities                   $    236,000    $      1,000
                                                                ------------    ------------
          Total current liabilities                                  236,000           1,000

STOCKHOLDERS' EQUITY
     Preferred stock:
     Series A - $.06 per share cumulative
     convertible share-for-share into common
     stock; $.10 par value; authorized,
     500,000 shares; none issued and outstanding
                                                                           -               -
     Series B - convertible into common
     as defined; $.10 par value; authorized,
     4,000,000 shares; issued and outstanding,
     3,000,000 shares                                                300,000               -

     Common stock - $.01 par value; authorized,
     500,000,000 shares; issued and outstanding,
     44,958,000 shares                                               449,000          49,000

     Additional paid-in capital                                   84,952,000       2,559,000
     Deferred compensation                                        (3,395,000)              -
     Accumulated deficit                                         (43,490,000)     (2,363,000)
                                                                ------------    ------------
          Total stockholders' equity                              38,816,000         245,000

                                                                ------------    ------------
     Total liabilities and stockholders' equity                 $ 39,052,000    $    246,000
                                                                ============    ============

       See accompanying notes to unaudited condensed financial statements

                        CHANGE TECHNOLOGY PARTNERS, INC.
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                 Three Months Ended           Nine Months Ended
                                                                    September 30,               September 30,
                                                              2000          1999             2000           1999
                                                        --------------  --------------   -------------   ------------
Revenues                                                $     6,000     $         -      $      6,000    $         -

General and administrative expenses                         988,000           1,000         1,462,000          8,000

Equity based compensation                                    64,000               -            64,000              -
                                                        -----------     -----------      ------------    -----------
Loss from operations                                     (1,046,000)         (1,000)       (1,520,000)        (8,000)

Other income (expense):

   Interest income                                          541,000           1,000           997,000          4,000

   Equity in losses of affiliate                           (504,000)              -          (504,000)             -

   Realized loss on trading securities                            -          (2,000)                -         (1,000)

   Unrealized (loss)/gain on
     trading securities                                           -         (15,000)                -         21,000
                                                        -----------     -----------      ------------    -----------
                                                             37,000         (16,000)          493,000         24,000
                                                        -----------     -----------      ------------    -----------
Net income (loss)                                        (1,009,000)        (17,000)       (1,027,000)        16,000

   Preferred stock dividend requirement                           -           6,000        (1,027,000)        18,000

   Deemed dividend attributable to issuance
     of convertible preferred stock and warrants                  -               -       (40,100,000)             -
                                                        -----------     -----------      ------------    -----------
Net income (loss) applicable to
  common stockholders'                                  $(1,009,000)       $(11,000)     $(41,127,000)   $    34,000
                                                        ===========     ===========      ============    ===========

Basic and diluted net earnings (loss)
   per common share                                     $     (0.02)    $     (0.00)     $      (1.27)   $     (0.00)
                                                        ===========     ===========      ============    ===========

Weighted average common shares
   outstanding, basic and diluted                        44,958,000       4,541,000        32,258,000      4,541,000
                                                        ===========     ===========      ============    ===========

       See accompanying notes to unaudited condensed financial statements

                        CHANGE TECHNOLOGY PARTNERS, INC.
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                  For The Nine Months Ended
                                                       September 30,
                                                  2000                1999
                                                  ----                ----

Cash flows from operating activities:

   Net income/(loss)                         $  (1,027,000)      $    16,000
   Adjustments to reconcile net income
     (loss) to net cash used in operating
     activities

   Decrease/(increase) in trading activities     112,000              (5,000)
   Equity based compensation                      64,000                   -
   Equity in losses of affiliate                 504,000                   -
   Other                                          31,000                   -
   Changes in operating assets & liabilities
   Prepaid expenses and other assets            (331,000)            (23,000)
   Accounts payable and accrued liabilities      188,000                   -
                                             -----------         -----------
   Net cash used in operating activities        (459,000)            (12,000)


Cash flows from investing activities:

   Purchase of equity investment              (6,500,000)                  -
   Purchase of other assets                     (113,000)                  -
   Advances on related party note receivable           -             (20,000)
   Receipts on related party note receivable           -              36,000
                                             -----------         -----------
   Net cash (used in) provided by
     investing activities                     (6,613,000)             16,000


Cash flows from financing activities:

   Issuance of Series B preferred stock
     and warrants, net of offering costs      39,550,000                   -
   Payment of bank overdraft                           -              (2,000)
                                             -----------         -----------
   Net cash provided by (used in)
     financing activities                     39,550,000              (2,000)

   Net Increase in cash and cash equivalents  32,478,000               2,000

Cash and cash equivalents at
  beginning of period                            133,000             173,000

Cash and cash equivalents at
  end of period                              $32,611,000         $   175,000
                                             ===========         ===========

       See accompanying notes to unaudited condensed financial statements

                        CHANGE TECHNOLOGY PARTNERS, INC.
                      NOTES TO UNAUDITED INTERIM CONDENSED
                        CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000


1.       ORGANIZATION AND BASIS OF PRESENTATION

Interim Results

The accompanying unaudited condensed consolidated balance sheet as of September 30, 2000 and the accompanying unaudited consolidated statements of operations and cash flows for the periods ended September 30, 2000 and 1999 have been prepared by the Company. In the opinion of management, the accompanying condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and contain all adjustments, which include only normal recurring adjustments, considered necessary for a fair presentation of the Company's financial position, results of operations and cash flows at the dates and for the periods presented in conformity with generally accepted accounting principles applicable to interim periods.

While the Company believes that the disclosures presented are adequate to make the information not misleading, these condensed consolidated financial statements should be read in conjunction with the audited financial statements and related notes for the year ended December 31, 1999, which are contained in the Company's Annual Report on Form 10-KSB. The results for the three- and nine-month periods ended September 30, 2000 are not necessarily indicative of the results to be expected for the full fiscal year or for any future periods.

Principles of Consolidation

The accompanying unaudited consolidated financial statements include the accounts of Change Technology Partners, Inc. (the "Company" or "CTPI") and its majority-owned and controlled subsidiary from the date of acquisition (see note
5). All significant intercompany transactions and balances have been eliminated in consolidation. Investments in less than majority-owned entities over which the Company has significant influence are accounted for using the equity method.


2.       BASIC AND DILUTED NET LOSS PER COMMON SHARE

Basic net (loss)/income per common share excludes the effect of potentially dilutive securities and is computed by dividing net income or loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted net (loss)/income per share adjusts for the effect of convertible securities, warrants and other potentially dilutive financial instruments only in the periods in which such effect would have been dilutive.

At September 30, 2000, outstanding warrants to purchase 41,250,000 shares of common stock were not included in the computation of diluted net loss per share because to do so would have had an antidilutive effect for the periods presented.

                        CHANGE TECHNOLOGY PARTNERS, INC.
                      NOTES TO UNAUDITED INTERIM CONDENSED
                        CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000

Similarly, the computation of diluted net loss per share excludes the effect of 120,000,000 shares issuable upon the conversion of convertible preferred stock, since their inclusion would have had an antidilutive effect. As a result, the basic and diluted net loss per share amounts are equal for all periods presented.

3.       CAPITALIZATION AND MERGER

On March 28, 2000, Arinco Computer Systems Inc. (the predecessor to the Company, see September 12, 2000 transaction below) was acquired by an investor group led by Pangea Internet Advisors, LLC in a reverse acquisition. Investors purchased 4,000,000 shares of Series B Convertible Preferred Stock ("Series B stock") for net proceeds to the Company of $39,450,000 in cash. Each share of Series B stock is convertible into 40 common shares, and the Series B stock, collectively, represents approximately 77% of the voting interest of the Company on a fully diluted basis. Separately, certain other investors purchased warrants ("Warrants") to purchase 41,250,000 shares of common stock for $100,000. Of these Warrants, 20% have an exercise price of $.25 per share, 30% have an exercise price of $.50 per share, 30% have an exercise price of $.75 per share and 20% have an exercise price of $1.00 per share. The Warrants are exercisable at the election of the holder for a period of five years. The difference between the price of the Series B preferred stock on an as if converted basis of $0.25 and $4.88 (the fair value of common stock on the date of issuance), or $4.63, multiplied by the number of shares of Series B preferred stock on an as if converted basis, and the intrinsic value of the warrants, represents the intrinsic value of the beneficial conversion feature, which totaled approximately $335 million. However, as the intrinsic value of the beneficial conversion feature is greater than the $40.1 million in gross proceeds received from the Series B preferred stock issuance, the amount of the discount attributed to the beneficial conversion feature is limited to the $40.1 million of gross proceeds received. The beneficial conversion feature was recorded in the quarter ended March 31, 2000 as a non-cash preferred stock dividend because the Series B convertible preferred stock is immediately convertible at the option of the preferred stockholders. The $40 million non-cash dividend increased the Company's net loss attributable to common stockholders by the same amount.

On March 28, 2000, 1,000,000 shares of Series B stock were converted into 40,000,000 shares of common stock.

On September 12, 2000, Arinco Computer Systems Inc. merged with and into Change Technology Partners, Inc. ("CTPI") (f/k/a Pangea Internet, Inc.), a wholly owned subsidiary. All shareholders of Arinco Computer Systems Inc. became stockholders of CTPI. Pursuant to the terms of the merger agreement, each outstanding share of Arinco Computer Systems Inc. common stock, series A preferred stock and series B preferred stock and warrants was converted into one share of common stock, series A preferred stock, and series B preferred stock and warrants, respectively, of CTPI. As a result of the merger, the total number of shares of stock which the Company has authority to issue was increased to 505,000,000 shares, of which 500,000,000 are common stock, par value $0.01 per share and 5,000,000 are preferred stock, par value $0.10 per share. This transaction was accounted for as a transaction between companies under common control and therefore there was no adjustment to the historical basis of the assets and liabilities of Arinco Computer Systems Inc.

                        CHANGE TECHNOLOGY PARTNERS, INC.
                      NOTES TO UNAUDITED INTERIM CONDENSED
                        CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000


4.       EQUITY INVESTMENT

In June 2000, the Company purchased 7,626,165 shares of Series A Preferred stock of Broadstream.com, Inc. ("Broadstream"), representing an approximate 30% equity interest (calculated on a fully-diluted basis) and approximate 47% voting interest, for $6,500,000 in cash. Broadstream is a streaming media management services company that delivers fault tolerant distribution services for streaming media content and data.

The investment in Broadstream is being accounted for under the equity method. The Company's proportionate share of Broadstream's net income or loss and the amortization of the excess of cost over the proportionate interest in the underlying equity is included in equity losses of affiliate in the accompanying consolidated statements of operations. The excess of cost over the proportionate interest in the underlying equity is being amortized over a three year period.

5.       ACQUISITION OF EHOTHOUSE

On September 15, 2000 the Company acquired a majority voting control of eHotHouse, Inc. ("eHotHouse") pursuant to a transaction where eHotHouse issued Series A Preferred Stock in exchange for $3 million in cash and a covenant, by the Company, to issue 6,374,502 of its shares of common stock as directed by eHotHouse. Such transactions fully eliminate in consolidation and do not impact the consolidated financial statements of the Company. No consideration to the other shareholders of eHotHouse was provided in the transaction and accordingly no goodwill was recorded. The operations of eHotHouse prior to acquisition were deminimus, and the fair value of the identifiable net assets at the time of acquisition approximated $0.

In the event that eHotHouse raises additional investment fund through September 2001, as defined, the Company may be required to purchase from eHotHouse up to $9 million of preferred stock at eHotHouse's then fair market value of which $2 million will be in the form of cash and $7 million in common stock of the Company. In addition, in the event that eHotHouse does not consummate an additional investment through September 2001, as defined, the Company can require eHotHouse to issue such shares in accordance with the terms as defined above.

Also, in connection with the eHotHouse transaction, the Company executed an employment contract and Restricted Stock Agreement with its Chief Executive Officer. Pursuant to these agreements, the Chief Executive Officer agreed to have restrictions placed on 1,000,000 shares of common stock of eHotHouse. Such shares are restricted as to their transferability or marketability and such restrictions lapse, contingent upon continued employment for a three-year period. Certain unvested shares were to be forfeited upon termination.

The Company has recorded $3,443,000 of deferred compensation attributable to these shares and the corresponding unamortized deferred compensation is presented on the Consolidated Balance Sheet as of September 30, 2000. The Company recognized $48,000 of compensation expense during the period ended September 30, 2000.

Also in connection with the transaction, the Company executed two consulting arrangements with independent contractors. These individuals agreed to have restrictions placed on 764,000 shares of common stock of eHotHouse in exchange for their services over a 3-year period. Such shares are restricted as to their transferability or marketability and such restrictions lapse, contingent upon continued services for a three-year period.

                        CHANGE TECHNOLOGY PARTNERS, INC.
                      NOTES TO UNAUDITED INTERIM CONDENSED
                        CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000

Certain unvested shares were to be forfeited upon termination. The Company will recognize compensation expense based on the fair value, as determined on a periodic basis.

On November 16, 2000, the Company amended the Restricted Stock Agreements executed in conjunction with the acquisition of majority voting control of eHotHouse. The amended stock agreements are fully vested. The Company will recognize compensation expense relating to the full vesting of the stock issued to the Chief Executive Officer and the consultants measured at the fair value of the stock on the date the restrictions were removed.


6.       CHANGE IN EQUITY

The following table represents changes to the Company's equity accounts for the nine months ended September 30, 2000.

                                                SERIES B
                                               REDEEMABLE
                                              CONVERTIBLE           SERIES B
(in 000'S)                                     PREFERRED          CONVERTIBLE              SERIES A         COMMON
                                                 STOCK           PREFERRED STOCK        PREFERRED STOCK      STOCK
                                                 -----           ---------------        ---------------      -----
Balance at January 1, 2000                   $         -         $         -            $      -            $   49

   Sale of warrants to
   purchase common stock                               -                   -                   -                 -

   Offering costs related
   to preferred stock and warrants                     -                   -                   -                 -

   Beneficial conversion feature
   related to redeemable
   convertible preferred
   stock and warrants                                  -                   -                   -                 -

   Amortization of beneficial
   conversion feature                             40,000                   -                   -                 -

   Conversion of preferred
   stock into common stock                       (10,000)                  -                   -               400

   Nullification of redemption
   of preferred stock                             (30,000)               300                   -                 -

   Deferred Compensation                                -                  -                   -                 -

   Amortization of
   deferred compensation                                -                  -                   -                 -

   Net loss                                             -                  -                   -                 -
                                             ----------------------------------------------------------------------
                                                        -                300                   -               449
                                             ----------------------------------------------------------------------

                        CHANGE TECHNOLOGY PARTNERS, INC.
                      NOTES TO UNAUDITED INTERIM CONDENSED
                        CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000

                                                                                                         TOTAL
                                                                    DEFERRED         ACCUMULATED      STOCKHOLDERS'
(in 000'S)                                              APIC      COMPENSATION          DEFICIT          EQUITY
                                                        ----      ------------          -------          ------
Balance at January 1, 2000                             2,559                 -          (2,363)            245

   Sale of warrants to
   purchase common stock                                 100                 -               -             100

   Offering costs related to
   preferred stock and warrants                         (550)                -               -            (550)

   Beneficial conversion feature
   related to redeemable
   convertible preferred
   stock and warrants                                 40,100                 -               -          40,000

   Amortization of beneficial
   conversion feature                                      -                 -         (40,100)        (40,000)

   Conversion of preferred
   stock into common stock                             9,600                 -               -          10,000

   Nullification of redemption
   of preferred stock                                 29,700                 -               -          30,000

   Deferred Compensation                               3,443            (3,443)              -               -

   Amortization of
   deferred compensation                                   -                48               -              48

   Net loss                                                -                 -          (1,027)         (1,027)
                                         --------------------------------------------------------------------------
                                                      84,952            (3,395)        (43,490)         38,816
                                         --------------------------------------------------------------------------

7.       RELATED PARTY TRANSACTIONS

During the period ended September 30, 2000 the Company incurred legal fees in connection with certain transactions and other matters in the normal course of business. These services were provided by a firm of which a member of the Board of Directors of the Company is a partner. Fees paid to this firm totaled approximately $675,000 in the nine month period ended September 30, 2000.

Additionally, during the period ended September 30, 2000 the Company incurred management and investment advisory service fees in connection with identifying, evaluating, negotiating and managing investment opportunities for the Company. These services were provided by a firm of which certain employees and members of the Board of Directors of the Company are affiliated. Fees paid to this firm totaled approximately $860,000 in the nine month period ended September 30, 2000.

                        CHANGE TECHNOLOGY PARTNERS, INC.
                      NOTES TO UNAUDITED INTERIM CONDENSED
                        CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000

8.       SUBSEQUENT EVENT

On October 5, 2000, the Company, through its majority-owned subsidiary, eHotHouse, acquired certain tangible and intangible assets of INSYS Technology, Inc. ("INSYS"), a New Jersey based web application designer. The Company acquired the defined net assets for $667,000 in cash, subject to adjustment as defined. In connection with this transaction, the Company provided additional consideration in the form of restricted common stock of eHotHouse to certain former shareholders of INSYS. Restrictions on the additional shares of eHotHouse common stock lapse, on a straight-line basis, over three years, based on continued employment of the former shareholders.


ITEM 2 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


INTEREST RATE RISK

The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we maintain our portfolio of cash equivalents and investments in government securities and money market funds.

As of September 30, 2000, we held cash and cash equivalents and investments in marketable securities with average days to maturity of 30 days. We did not hold derivative financial instruments as of September 30, 2000, and have never held these instruments in the past.


ITEM 3 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


THE FOLLOWING DISCUSSION OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF CTPI CONTAINS FORWARD-LOOKING STATEMENTS RELATING TO FUTURE EVENTS AND THE FUTURE PERFORMANCE OF CTPI WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. STOCKHOLDERS ARE CAUTIONED THAT SUCH STATEMENTS INVOLVE RISKS AND UNCERTAINTIES. CTPI'S ACTUAL RESULTS AND TIMING OF CERTAIN EVENTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THESE FORWARD-LOOKING STATEMENTS AS A RESULT OF CERTAIN FACTORS AND ELSEWHERE IN THIS REPORT AND IN CTPI'S OTHER PUBLIC FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION.

THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO
THREE MONTHS ENDED SEPTEMBER 30, 1999

The Company has not had significant revenues from operations in the periods ended September 30, 2000 and 1999, respectively. The Company plans to commence engaging in its primary activity, which will be the acquisition and operation of enterprises that are, or propose to be, engaged in businesses relating primarily to the Internet, e-commerce and related technologies. The Company has begun acquiring interests in and actively managing companies that offer significant potential for growth and profitability and value creation.

General and administrative expenses consist primarily of compensation and related benefits, professional services fees and facilities costs paid to related parties. General and administrative expenses increased to $988,000 for the three months ended September 30, 2000 as compared to $1,000 for the three months ended September 30, 1999. The increase was primarily the result of increased compensation, increased professional services fees and increases in other costs associated with the growth of our business and operations. We expect general and administrative expenses to increase in absolute dollars as we hire additional personnel, incur increased non-cash deferred compensation charges and incur costs related to the growth of our business.

Equity in losses of affiliate was $504,000 for the three months ended September 30, 2000 and $0 for the three months ended September 30, 1999. Equity in losses resulted from the Company's minority ownership in Broadstream that has been accounted for under the equity method of accounting. Under the equity method of accounting, the Company's proportionate share of Broadstream's operating losses and amortization of the Company's net excess investment over its equity in Broadstream's net assets is included in equity in losses of affiliate.

Interest income was $541,000 for the three months ended September 30, 2000 and $1,000 for the three months ended September 30, 1999. The increase in interest income was attributable to interest earned on cash and cash equivalents primarily from the net proceeds from our Series B Preferred Stock offering in March 2000. Interest income in future periods may fluctuate as a result of the average cash we maintain and changes in the market rates of our cash equivalents.


NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO
NINE MONTHS ENDED SEPTEMBER 30, 1999

The Company has not had significant revenues from operations in the periods ended September 30, 2000 and 1999, respectively. The Company plans to commence engaging in its primary activity, which will be the acquisition and operation of enterprises that are, or propose to be, engaged in businesses relating primarily to the Internet, e-commerce and related technologies. The Company has begun acquiring interests in and actively managing companies that offer significant potential for growth and profitability and value creation.

General and administrative expenses consist primarily of compensation and related benefits, professional services fees and facilities costs paid to related parties. General and administrative expenses increased to $1,462,000 for the nine months ended September 30, 2000 as compared to $8,000 for the nine months ended September 30, 1999. The increase was primarily the result of increased compensation, increased professional services fees and increases in other costs associated with the growth of our business and operations. We expect general and administrative expenses to increase in absolute dollars as we hire additional personnel, incur increased non-cash deferred compensation charges and incur costs related to the growth of our business.

Equity in losses of affiliate was $504,000 for the nine months ended September 30, 2000 and $0 for the nine months ended September 30, 1999. Equity in losses resulted from the Company's minority ownership in Broadstream that has been accounted for under the equity method of accounting. Under the equity method of accounting, the Company's proportionate share of Broadstream's operating losses and amortization of the Company's net excess investment over its equity in Broadstream's net assets is included in equity in losses of affiliate.

Interest income was $997,000 for the nine months ended September 30, 2000 and $4,000 for the nine months ended September 30, 1999. The increase in interest income was attributable to interest earned on cash and cash equivalents primarily from the net proceeds from our Series B Preferred Stock offering in March 2000. Interest income in future periods may fluctuate as a result of the average cash we maintain and changes in the market rates of our cash equivalents.


LIQUIDITY AND CAPITAL RESOURCES

FINANCIAL CONDITION

We invest predominantly in instruments that are highly liquid, investment grade securities and have maturities of less than 45 days. As of September 30, 2000, CTPI had approximately $32.0 million of cash and cash equivalents.

Management anticipates that it will experience a substantial increase in its capital expenditures and lease commitments consistent with its anticipated growth in operations, infrastructure and personnel and possible acquisitions. The Company currently anticipates that it will continue to experience significant growth in its operating expenses for the foreseeable future and that its operating expenses will be a material use of its cash resources. The Company believes that its existing cash and cash equivalents and investments will be sufficient to meet its anticipated cash needs for working capital and capital expenditures for at least the next twelve months.

PART II. OTHER INFORMATION


ITEM 1 - LEGAL PROCEEDINGS

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


ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS

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


ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its annual meeting of stockholders on September 12, 2000 (the "Annual Meeting"). At the Annual Meeting William Avery, James Dubin, Michael Gleason, William Lipner and Gary Wendt were elected by the stockholders as Directors of the Company.

Also at the Annual Meeting, the stockholders approved the agreement and plan of merger, dated April 21, 2000 by and between the Company and Change Technology Partners, Inc. (the "Merger Agreement").

At the Annual Meeting, the stockholders ratified the appointment of KPMG LLP as the Company's independent public accountants for the fiscal year 2000.

Finally, at the Annual Meeting, the stockholders approved the Company's 2000 stock option plan (the "Stock Option Plan").

Following are the vote results (1) for the election of directors, (2) for the approval of the Merger Agreement, (3) for the ratification of KPMG LLP and (4) for the approval of the Stock option Plan:

                                                      FOR        AGAINST      ABSTAINING
ELECTION OF FIVE DIRECTORS OF THE COMPANY
William Avery                                     140,218,637          0         14,100
James Dubin                                       140,218,637          0         14,100
Michael Gleason                                   140,218,637          0         14,100
William Lipner                                    140,218,637          0         14,100
Gary Wendt                                        140,218,637          0         14,100

APPROVAL OF MERGER AGREEMENT                      138,331,180     10,000          2,000

RATIFICATION OF THE APPOINTMENT OF                140,223,237      7,500          2,000
KPMG LLP AS THE COMPANY'S INDEPENDENT
PUBLIC ACCOUNTANTS FOR THE FISCAL
YEAR 2000

APPROVAL OF STOCK OPTION PLAN                     129,556,004    751,576      8,035,600


ITEM 5 - OTHER INFORMATION

None

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)      The following exhibits are filed as part of this report:

2.1 Agreement and Plan of Merger of Arinco Computer Systems Inc. with and into Change Technology Partners, Inc. (f/k/a Pangea Internet, Inc.), dated April 12, 2000 (filed as an exhibit to the Registrant's Form 8-K dated September 12, 2000, and incorporated herein by reference).

3.1 Conformed Copy of the Certificate of Incorporation of Change Technology Partners, Inc.

3.2      Bylaws of Change Technology Partners, Inc.

10.1 Securities Purchase Agreement, dated March 9, 2000, by and between Arinco Computer Systems Inc., Pangea Internet Advisors LLC and the purchasers listed on Schedule I attached thereto (filed as an exhibit to the Registrant's Form 8-K dated March 28, 2000, and incorporated herein by reference).

10.2 Registration Rights Agreement by and among Arinco Computer Systems Inc., Pangea Internet Advisors LLC and the persons party to the Securities Purchase Agreement, dated as of March 28, 2000 (filed as an exhibit to the Registrant's Form 8-K dated March 28, 2000, and incorporated herein by reference).

10.3 Business Opportunity Allocation and Miscellaneous Services Agreement by and among Arinco Computer Systems Inc. and Pangea Internet Advisors LLC, dated as of March 28, 2000 (filed as an exhibit to the Registrant's Form 8-K dated March 28, 2000 and incorporated herein by reference).

10.4 Employment Agreements entered into by and between Arinco Computer Systems Inc. and each of William Avery and David M. Roberts (filed as an exhibit to the Registrant's Form 8-K dated March 28, 2000, and incorporated herein by reference).

10.5 Warrants for William Avery, Cary S. Fitchey, The Roberts Family Revocable Trust U/D/T dated as of December 15, 1997, David M. Roberts and Gail M. Simpson, Trustees, Roberts Children Irrevocable Trust U/D/T dated October 21, 1996, Stephen H. Roberts, Trustee and Turtle Holdings LLC (filed as an exhibit to the Registrant's Form 8-K dated March 28, 2000, and incorporated herein by reference).

10.6 Stock Purchase Agreement, dated June 29, 2000, by and between Arinco Computer Systems Inc., Broadstream.com, Inc. and the purchasers listed on Schedule I attached thereto (filed as an exhibit to the Registrant's form 8-K dated June 29, 2000, and incorporated herein by reference).

10.7 Employment Agreement entered into by and between Arinco Computer Systems Inc. and Frank Gallagi dated as of June 12, 2000 (filed as an exhibit to the Registrant's Form 10-QSB for the quarter ended June 30, 2000, and incorporated herein by reference).

10.8 Stock purchase agreement, dated September 15, 2000, by and between Change Technology Partners, Inc. and eHotHouse, Inc. (filed as an exhibit to the Registrant's Form 8-K dated September 15, 2000, and incorporated herein by reference).

10.9 Employment Agreement entered into by and between Arinco Computer Systems Inc. and Matthew Ryan dated as of August 21, 2000.

27.1     Financial Data Schedule (for SEC use only).

(b)      Reports on Form 8-K:

         The Registrant filed a Form 8-K dated September 12, 2000 and a Form 8-K dated September 15, 2000 during the quarter ended September 30, 2000 reporting matters under Item 5, Other Events.

         There are no other exhibits specified in Item 601 of Regulation S-B to be included with this filing.


SIGNATURES

         In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:   November 20, 2000


                                   CHANGE TECHNOLOGY PARTNERS, INC.


                                   By:  /s/ Matthew Ryan
                                        ---------------------------------------
                                        Matthew Ryan,
                                        President and Chief Executive Officer


                                   By:  /s/ Frank Gallagi
                                        ---------------------------------------
                                        Frank Gallagi,
                                        Chief Financial Officer and Treasurer