Form 10QSB/A
period 2000-03-31
CHANGE TECHNOLOGY PARTNERS INC
filed 2001-01-08
CIK 356591

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                  FORM 10-QSB/A

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarter ended March 31, 2000

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ________ to ________

                         Commission File Number: 0-13347

                          Arinco Computer Systems Inc.
--------------------------------------------------------------------------------
                 (Name of small business issuer in its charter)

         New Mexico                                         85-0272154
--------------------------------------------------------------------------------
(State or other jurisdiction                                (I.R.S. Employer
 of incorporation or organization)                          Identification no.)

         20 Dayton Avenue, Greenwich, Connecticut           06830
--------------------------------------------------------------------------------
(Address of principal executive offices)                    (Zip Code)

                                 (203) 661-6942
--------------------------------------------------------------------------------
                (Issuer's telephone number, including area code)

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

Yes [ ]   No [X]

The number of shares of the Registrant's common stock outstanding at May 8, 2000 was approximately 44,958,000.

Transitional Small Business Disclosure Format: Yes [ ] No [X]

This amended and restated quarterly Form 10-QSB/A of the Company for the period ended March 31, 2000 reflects only a change in the presentation of the sale of Series B redeemable preferred stock. The accounting for this transaction has been revised to reflect (a) the allocation of the total gross proceeds of $40.0 million to the beneficial conversion feature related to the preferred stock, and
(b) the amortization, in full, at the date of issuance of the beneficial conversion feature. These revisions had no impact upon net loss for the period, but increased net loss applicable to common shares from $10 million previously reported to $40.0 million as revised. In addition, the Company has revised its computation of the weighted average shares used in the basic and diluted computation -- see Note 2 to the unaudited condensed financial statements.


                                TABLE OF CONTENTS


                         PART I - FINANCIAL INFORMATION

ITEM 1 - CONDENSED INTERIM FINANCIAL STATEMENTS

         Unaudited Condensed Balance Sheet as of March 31, 2000..............  1

         Unaudited Condensed Statement of Operations for the three months ended March 31, 2000 and 1999.......................................  2

         Unaudited Condensed Statement of Cash Flows for the three months ended March 31, 2000 and 1999.......................................  3

         Notes to Unaudited Condensed Financial Statements...................  4

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF PLAN OF OPERATION................................................  7

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES
         ABOUT MARKET RISK...................................................  8

                           PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS...................................................  9

ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS...........................  9

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES.....................................  9

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ................ 10

ITEM 5 - OTHER INFORMATION................................................... 10

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K ................................... 10

ITEM 7 - SIGNATURES.......................................................... 11

PART I - FINANCIAL INFORMATION

ITEM 1 - CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

                          ARINCO COMPUTER SYSTEMS INC.
                        UNAUDITED CONDENSED BALANCE SHEET
                                 MARCH 31, 2000


ASSETS

     CURRENT ASSETS

     Cash and cash equivalents                                   $   40,249,000
                                                                 --------------
     Total assets                                                $   40,249,000
                                                                 ==============

LIABILITIES AND STOCKHOLDERS' EQUITY

     Accounts payable and accrued liabilities                    $      558,000
                                                                 --------------
     Total current liabilities                                   $      558,000

REDEEMABLE PREFERRED STOCK

     Series B - convertible into common,
     as defined; $.10 par value; authorized
     4,000,000 shares; issued and outstanding,
     3,000,000 shares                                                30,000,000

STOCKHOLDERS' EQUITY

Preferred stock
     Series A - $.06 per share cumulative, convertible
     share-for-share into common stock -
     $.10 par value; authorized, 500,000 shares;
     issued and outstanding, 3,000 shares                                    --

Common stock
     $.01 par value; authorized,45,000,000 shares;
     issued and outstanding, 44,958,000 shares                          449,000

Additional paid-in capital                                           51,709,000
Subscription receivable                                                (100,000)
Accumulated deficit                                                 (42,367,000)
                                                                 --------------
Total stockholders' equity                                            9,691,000
                                                                 --------------
Total liabilities and stockholders' equity                       $   40,249,000
                                                                 ==============

                       See accompanying notes to unaudited
                         condensed financial statements

                          ARINCO COMPUTER SYSTEMS INC.
                  UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

                                                     THREE MONTHS ENDED
                                                          MARCH 31,
                                                  2000                1999
                                             -------------       -------------

Operating expenses - general
     and administrative                      $      4,000        $      3,000
                                             ------------        ------------

Operating loss                                     (4,000)             (3,000)

Other income (expense)
     Interest income                                   --               2,000
     Unrealized gain (loss) on
       trading securities                              --              45,000
                                             ------------        ------------
                                                       --              47,000
                                             ------------        ------------
NET INCOME / LOSS                            $     (4,000)       $     44,000
                                             ============        ============

Preferred stock dividend requirement                   --              (6,000)
Deemed dividend attributable to issuance
     of convertible preferred stock           (40,000,000)                 --
                                             ------------        ------------
Net income (loss) applicable to
     common stockholders                     $(40,004,000)       $      8,000
                                             ============        ============
Basic and diluted net income (loss)
per common share                             $      (6.37)       $        .01
                                             ============        ============
Weighted average of common shares
outstanding, basic and diluted                  6,277,000           4,541,000
                                             ============        ============

                       See accompanying notes to unaudited
                         condensed financial statements

                          ARINCO COMPUTER SYSTEMS INC.
                  UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

                                                     THREE MONTHS ENDED
                                                          MARCH 31,
                                                  2000                1999
                                             -------------       -------------
Cash flows from operating activities
     Net income (loss)                       $     (4,000)      $       4,000
       Adjustments to reconcile net
         earnings to net cash used in
         operating activities:

     Changes in operating assets and
       Liabilities:
       Accounts receivable                          1,000                  --
       Accounts payable and accrued
         liabilities                              557,000               2,000
                                             ------------        ------------
     Net cash provided by (used in)
       operating activities                       554,000              46,000

Cash flows from investing activities
     Decrease (increase) in trading
       Securities (including unrealized
       appreciation of $45,000 in 1999)           112,000             (55,000)
     Advances on related party note
       receivable                                      --             (20,000)
     Receipts on related party note
       receivable                                      --              36,000
                                             ------------        ------------
     Net cash provided by (used in)
       investing activities                       112,000             (39,000)

Cash flows from financing activities
     Bank overdraft                                    --              (2,000)
     Issuance of Series B preferred stock
       and warrants, net of offering costs     39,450,000
                                             ------------        ------------
     Net cash provided by (used in)
       financing activities                    39,450,000              (2,000)
                                             ------------        ------------
     NET INCREASE IN CASH AND
       CASH EQUIVALENTS                        40,116,000               5,000

Cash and cash equivalents at
  beginning of period                             133,000             173,000
                                             ------------        ------------
Cash and cash equivalents at
  end of period                              $ 40,249,000        $    178,000
                                             ============        ============

                       See accompanying notes to unaudited
                         condensed financial statements

                          ARINCO COMPUTER SYSTEMS INC.
                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
                                 MARCH 31, 2000


1.       ORGANIZATION AND BASIS OF PRESENTATION

Interim Results

The accompanying unaudited condensed balance sheet as of March 31, 2000 and the accompanying statements of operations and cash flows for the periods ended March 31, 2000 and 1999 have been prepared by the Company. In the opinion of management, the accompanying condensed financial statements have been prepared on the same basis as the annual financial statements and contain all adjustments, which include only normal recurring adjustments, considered necessary for a fair presentation of the Company's financial position, results of operations and cash flows at the dates and for the periods presented in conformity with generally accepted accounting principals applicable to interim periods.

While the Company believes that the disclosures presented are adequate to make the information not misleading, these condensed financial statements should be read in conjunction with the audited financial statements and related notes for the year ended December 1, 1999, which are contained in the Company's Annual Report on Form 10-KSB. The results for the three months ended March 31, 2000 are not necessarily indicative of the results to be expected for the full fiscal year or for any future periods.

2.       BASIC AND DILUTED NET EARNINGS (LOSS) PER COMMON SHARE

Basic net (loss) / income per common share excludes the effect of potentially dilutive securities and is computed by dividing net income or loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted net (loss) / income per share adjusts for the effect of convertible securities, warrants and other potentially dilutive financial instruments only in the periods in which such effect would have been dilutive.

At March 31, 2000, outstanding warrants to purchase 41,250,000 shares of common stock were not included in the computation of diluted net loss per share because to do so would have had an antidilutive effect for the periods presented. Similarly, the computation of diluted net loss per share excludes the effect of 120,000,000 shares issuable upon the conversion of redeemable convertible preferred stock, since their inclusion would have had an antidilutive effect. As a result, the basic and diluted net loss per share amounts are equal for all periods presented.

The following are the basic and diluted net loss per common share for the three months ended March 31, 2000 and the weighted average shares used in the basic and diluted net loss per share computation as previously reported and as revised.

                                                       AS          AS PREVIOUSLY
                                                    REVISED           REPORTED
                                                  ------------     -------------

Weighted average shares used in basic and
     diluted net loss per share computation          6,277,000        6,716,000

Net earnings (loss) applicable to common
     shares (see "capitalization," below)         $(40,004,000)    $(10,014,000)
                                                  ------------     ------------

Basic and diluted net loss per share              $      (6.37)    $      (1.49)
                                                  ============     ============


3.       CAPITALIZATION

The presentation of the sale of Series B redeemable convertible preferred stock has been revised to reflect (a) the allocation of the total gross proceeds of $40.0 million to the beneficial conversion feature related to the preferred stock, and (b) the amortization, of the beneficial conversion feature in full, at the date of issuance.

On March 28, 2000, an investor group led by Pangea Internet Advisors, LLC purchased 4,000,000 shares of Series B convertible preferred stock ("Series B stock") for net proceeds to the Company of $39,450,000 in cash. Each share of Series B stock is convertible into 40 common shares, and the Series B stock, collectively, represents approximately 77% of the voting interest of the Company on a fully diluted basis. If by December 31, 2000 the Company's authorized common stock had not been increased to provide for the conversion of all Series B shares, holders of 50% of the Series B stock could require the Company to redeem all such series B stock at $10 per share on demand. Accordingly, Series B stock was classified as temporary equity until shareholder approval had been obtained to sufficiently increase the number of authorized common shares.

Also, on March 28, 2000 certain investors purchased warrants ("Warrants") to purchase 41,250,000 shares of common stock for $100,000. Of these Warrants, 20% have an exercise price of $.25 per share, 30% have an exercise price of $.50 per share, 30% have an exercise price of $.75 per share and 20% have an exercise price of $1.00 per share. The Warrants are exercisable at the election of the holder for a period of five years.

The difference between the value of the Series B on an as if converted basis of $0.25 and $4.88 (the fair value of common stock on the date of issuance), or $4.63, multiplied by the number of shares of Series B on an as if converted basis represents the intrinsic value of the beneficial conversion feature, which totaled approximately $185 million. However, as the intrinsic value of the beneficial conversion feature is greater than the $40.0 million in gross proceeds received from the Series B preferred stock issuance, the amount of the discount attributed to the beneficial conversion feature is limited to the $40.0 million of gross proceeds received. The beneficial conversion feature was recorded in the quarter ended March 31, 2000 as a non-cash preferred stock dividend as the Series B convertible preferred stock is effectively convertible at the option of the preferred stockholders. The $40.0 million non-cash dividend increased the Company's net loss attributable to common stockholders by the same amount.

The following are the deemed dividend attributable to issuance of convertible preferred stock and the net loss applicable to common shares for the three months ended March 31, 2000 as previously reported and as revised.

                                                       AS          AS PREVIOUSLY
                                                    REVISED           REPORTED
                                                  ------------     -------------

Deemed dividend attributable to issuance of
     convertible preferred stock                   (40,000,000)     (10,010,000)

Net earnings (loss) applicable to common
     shares                                        (40,000,000)     (10,010,000)


4.       CHANGES IN EQUITY

The following table represents changes to the Company's equity accounts for the three months ended March 31, 2000.

                                                SERIES B
                                               REDEEMABLE
                                              CONVERTIBLE    SERIES A        COMMON
                                               PREFERRED    PREFERRED         STOCK
                                             ------------   ------------   -----------
Balance at January 1, 2000..............     $         --   $        --    $    49,000

Issuance of Preferred Stock and
  warrants                                     40,000,000            --             --

Beneficial conversion feature
  related to redeemable preferred
  stock                                       (40,000,000)           --             --

Amortization of beneficial
  conversion feature                           40,000,000            --             --

Conversion of 1,000,00 Series B
  preferred shares to 40,000,000
  common shares                               (10,000,000)           --        400,000
                                             ------------   -----------    -----------
Balance at March 31, 2000                    $ 30,000,000   $        --    $   449,000
                                             ============   ===========    ===========

                                             ADDITIONAL
                                               PAID-IN      SUBSCRIPTION    ACCUMULATED
                                               CAPITAL       RECEIVABLE       DEFICIT
                                             ------------   -----------    -------------
Balance at January 1, 2000                   $  2,559,000   $         -    $ (2,363,000)

Issuance of preferred stock
  and warrants..........                          100,000      (100,000)             --

Offering costs related to preferred stock
  and warrants..........                         (550,000)           --              --

Beneficial conversion feature
  related to redeemable preferred
  stock and warrants                           40,000,000            --              --

Amortization of beneficial
  conversion feature                                   --            --     (40,000,000)

Conversion of 1,000,000 series B
  preferred shares to 40,000,000
  common shares                                 9,600,000            --              --
                                             ------------   -----------    ------------
Net loss...................                            --            --          (4,000)

Balance at March 31, 2000..                  $ 51,709,000   $  (100,000)   $(42,367,000)
                                             ============   ===========    ============


5.       RELATED PARTY TRANSACTIONS

During the period ended March 31, 2000 the Company incurred legal fees in connection with certain transactions and other matters in the normal course of business. These services were provided by a firm of which a member of the Board of Directors of the Company is a partner. Fees paid to this firm totaled approximately $550,000 in the three month period ended March 31, 2000.


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF OPERATION

THE FOLLOWING DISCUSSION OF THE PLAN OF OPERATIONS OF THE COMPANY CONTAINS FORWARD-LOOKING STATEMENTS RELATING TO FUTURE EVENTS AND THE FUTURE PERFORMANCE OF THE COMPANY WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. STOCKHOLDERS ARE CAUTIONED THAT SUCH STATEMENTS INVOLVE RISKS AND UNCERTAINTIES. THE COMPANY'S ACTUAL RESULTS AND TIMING OF CERTAIN EVENTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THESE FORWARD-LOOKING STATEMENTS AS A RESULT OF CERTAIN FACTORS AND ELSEWHERE IN THIS REPORT AND THE COMPANY'S OTHER PUBLIC FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION.

As the Company has not had revenues from operations in the fiscal year ended December 31, 1999 and the three months ended March 31, 2000, the following represents management's plans of operations for the next twelve months.

The Company is presently without revenues or significant cash flows from operations. The Company plans to commence engaging in its primary activity, which will be the acquisition and operation of enterprises that are, or propose to be, engaged in businesses relating primarily to the Internet, e-commerce and related technologies. The Company intends to begin acquiring controlling interests in and actively managing companies that offer significant potential for growth, profitability and value creation.

LIQUIDITY AND CAPITAL RESOURCES

FINANCIAL CONDITION

The Company invests predominantly in instruments that are highly liquid, investment grade securities and have maturities of less than 45 days.

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

Management believes that cash on hand and trading securities of approximately $40,249,000 is sufficient to meet the Company's cash requirements for the next twelve months, which are expected to consist of (1) payments to management and consultants under employment and consulting agreements, (2) investments in target companies and related expenses and (3) general administrative expenses.


ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we maintain our portfolio of cash equivalents and investments in government securities and money market funds.

As of March 31, 2000, we held cash and cash equivalents and investments in marketable securities with average days to maturity of 30 days. We did not hold derivative financial instruments as of March 31, 2000, and have never held these instruments in the past.

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


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

On March 28, 2000, the Company sold (the "Offering") 40,000,000 shares of the Company's Series B Redeemable Convertible Preferred Stock, par value $.10 per share (the "Series B Preferred Stock"), to principals of Pangea Internet Advisors LLC ("Pangea Advisors") and other investors (the "Investors") for an aggregate offering price of $40,000,000. Also on March 28, 2000 certain investors purchased warrants to purchase 41,250,000 shares of common stock for $100,000. The Company claimed an exemption from registration under the Securities Act of 1933, as amended (the "Securities Act"), for the Offering pursuant to Regulation D promulgated under the Securities Act. Each share of Series B Preferred Stock is convertible into Common Stock by the holder thereof at any time at a rate equal to $10.00 divided by the conversion price in effect from time to time (the "Conversion Price"). The Conversion Price is initially $0.25 (resulting in an initial conversion rate of 40 shares of Common Stock for each share of Series B Preferred Stock). The Conversion Price is subject to adjustment in the event of stock dividends, stock splits, or a reorganization, reclassification, consolidation or merger.

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

In the event of a liquidation, dissolution or winding up of the Company, each share of Series B Preferred Stock will be entitled to receive the greater of (i) the sum of $10.00 plus any declared but unpaid dividends and (ii) the amount such share would be entitled to receive on an "as if converted" basis. After this preferential distribution has been made, all remaining assets shall be distributed to the holders of shares of Common Stock.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY OLDERS

None


ITEM 5.  OTHER INFORMATION

In connection with the Offering, four (4) new directors, designated by Pangea Advisors, were appointed to the Company's board of directors, James A. Arias, previously the Company's sole director, resigned and four (4) new executive officers were appointed. Each of the new executive officers of the Company, Cary
S. Fitchey, William Avery, David M. Roberts, William P. O'Donnell and Frederick
G. Noell, entered into employment agreements with the Company. Pangea Advisors and the Investors entered into a registration rights agreement with the Company. Pangea Advisors entered into a business opportunity allocation and miscellaneous service with the Company. Each of Walter A. Forbes, an Investor, and James A. Arias entered into consulting agreements with the Company.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      The following exhibits are filed as part of this report:

         3.1      *        Articles of Incorporation.
         3.2      *        Bylaws
         4.1      **       Certificate of Designations of Series B Convertible
                           Preferred Stock of Arinco Computer Systems Inc.
         4.2      **       Amendment to Certificate of Resignations of Series A
                           Convertible Preferred Stock of Arinco Computer
                           Systems Inc.
         10.1     **       Securities Purchase Agreement, dated March 9, 2000,
                           by and between Arinco Computer Systems, Inc., Pangea
                           Internet Advisors LLC and the purchasers listed on
                           Schedule I attached thereto.
         10.2     **       Registration Rights Agreement by and among Arinco
                           Computer Systems Inc., Pangea Internet Advisors LLC
                           and the persons party to the Securities Purchase
                           Agreement, dated as of March 28, 2000.
         10.3     **       Business Opportunity Allocation and Miscellaneous
                           Services Agreement by and among Arinco Computer
                           Systems Inc. and Pangea Internet Advisors LLC, dated
                           as of March 28, 2000.
         10.4     **       Employment Agreements entered into by and between
                           Arinco Computer Systems Inc. and each of Cary S.
                           Fitchey, William Avery, David M. Roberts, William P.
                           O'Donnell and Frederick G. Noell.
         10.5     **       Warrants for William Avery, Cary S. Fitchey, The
                           Roberts Family Revocable Trust U/D/T dated as of
                           December 15, 1997, David M. Roberts and Gail M.
                           Simpson, Trustees, Roberts Children Irrevocable Trust
                           U/D/T dated October 21, 1996, Stephen H. Roberts,
                           Trustee and Turtle Holdings LLC
         --------------------

         * Filed as an exhibit to the Registrant's Form 10 Registration Statement and is incorporated herein by reference.

         ** Filed as an exhibit to the Registrant's Form 8-K dated March 28, 2000, and is incorporated herein by reference.

         (b)      Reports on Form 8-K:

         The Registrant filed Forms 8-K dated March 6, 2000, March 10, 2000, and March 28 during the quarter ended March 31, 2000, all reporting matters under Item 5, Other Events.

There are no other exhibits specified in Item 601 of Regulation S-B to be included with this filing.


ITEM 7.  SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  January 5, 2001

                              ARINCO COMPUTER SYSTEMS INC.
                              (now known as Change Technology Partners, Inc.)



                              By:  /s/ Matthew Ryan
                                   --------------------------------------------
                                   Matthew Ryan, President and
                                   Chief Executive Officer


                              By:  /s/ Frank Gallagi
                                   --------------------------------------------
                                   Frank Gallagi, Chief Financial Officer