Form 10QSB/A
period 2000-06-30
CHANGE TECHNOLOGY PARTNERS INC
filed 2001-01-08
CIK 356591

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

         For the transition period from ___ to ___

                         Commission File Number: 0-13347

                          ARINCO COMPUTER SYSTEMS INC.
--------------------------------------------------------------------------------
                 (Name of small business issuer in its charter)

         New Mexico                                    85-0272154
--------------------------------------------------------------------------------
(State or other jurisdiction of                        (I.R.S. Employer
  incorporation or organization)                       Identification no.)

         20 Dayton Avenue, Greenwich, Connecticut      06830
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

This amended and restated quarterly Form 10-QSB/A of the Company for the period ended June 30, 2000 reflects only a change in the presentation of the sale of Series B redeemable preferred stock. The accounting for this transaction has been revised to reflect (a) the allocation of the total gross proceeds of $40.0 million to the beneficial conversion feature related to the preferred stock, and
(b) the amortization, in full, at the date of issuance of the beneficial conversion feature. These revisions had no impact upon net loss for the period, but increased net loss applicable to common shares from $10 million previously reported to $40.0 million as revised. In addition, the Company has revised its computation of the weighted average shares used in the basic and diluted computation - see Note 2 to the unaudited condensed financial statements.


                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----

                         PART I - FINANCIAL INFORMATION

ITEM 1.  CONDENSED INTERIM FINANCIAL STATEMENTS............................... 1

         Unaudited Condensed Balance Sheet as of June 30, 2000................ 1

         Unaudited Condensed Statement of Operations for the three and six months ended June 30, 2000 and 1999 ................................. 2

         Unaudited Condensed Statement of Cash Flows for the six months ended
         June 30, 2000 ....................................................... 3

         Notes to Unaudited Condensed Financial Statements.................... 4

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF OPERATIONS:.......... 8

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT  MARKET RISK.......... 9


                            PART II OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS....................................................10

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS............................10

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES......................................11

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..................11

ITEM 5.  OTHER INFORMATION....................................................11

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.....................................11

ITEM 7.  SIGNATURES...........................................................12

PART I - FINANCIAL INFORMATION

ITEM 1.- CONDENSED INTERIM FINANCIAL STATEMENTS

                          ARINCO COMPUTER SYSTEMS INC.
                        UNAUDITED CONDENSED BALANCE SHEET
                                  JUNE 30, 2000

ASSETS
CURRENT ASSETS
     Cash and cash equivalents............................. $    34,325,000
     Prepaid expenses .....................................         105,000
                                                                 ----------
          Total current assets.............................      34,430,000

EQUITY INVESTMENT                                                 6,500,000
                                                                 ----------
                                                            $    40,930,000
                                                                 ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
       Accounts payable and accrued liabilities............ $     1,156,000

     REDEEMABLE PREFERRED STOCK
       Series B - convertible into common,
         as defined; $.10 par value; authorized
         4,000,000 shares; issued and outstanding,
         3,000,000 shares..................................      30,000,000

     SHAREHOLDERS' EQUITY
     Preferred stock
       Series A - $.06 per share cumulative,
       Convertible share-for-share into common
       stock - $.10 par value; authorized,
       500,000 shares; issued and outstanding
       3,000 shares........................................               -
     Common stock - $.01 par value; authorized
       45,000,000 shares; issued and outstanding,
       44,958,000 shares...................................         449,000
     Additional paid-in capital............................      51,709,000
     Subscription receivable...............................               -
     Accumulated deficit...................................     (42,384,000)
                                                                 ----------
                                                                  9,774,000
                                                            $    40,930,000
                                                                 ==========

                            See accompanying notes to
                    unaudited condensed financial statements

                          ARINCO COMPUTER SYSTEMS INC.
                  UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

                                                     THREE MONTHS ENDED
                                                          JUNE 30,
                                                  2000                1999
                                             -------------       -------------
Operating expenses -- general
  and administrative ......................  $    471,000        $      4,000

     Operating loss .......................      (471,000)             (4,000)

Other income (expense)

     Interest income ......................       454,000               1,000

     Realized gain on trading securities ..             -               1,000

     Unrealized loss on trading securities              -              (9,000)
                                             ------------        ------------
                                                  454,000              (7,000)
                                             ------------        ------------

     NET INCOME (LOSS) ....................  $    (17,000)       $    (11,000)
                                             ============        ============

Preferred stock dividend requirement ......             -              (6,000)
                                             ------------        ------------

     Net income (loss) applicable to
       common stockholders ................  $    (17,000)       $    (11,000)
                                             ============        ============
     Basic and diluted net income (loss)
       per common share ...................  $          -        $          -
                                             ============        ============
Weighted average of common shares
  outstanding, basic and diluted ..........    44,958,000           4,541,000
                                             ============        ============

                            See accompanying notes to
                    unaudited condensed financial statements

                          ARINCO COMPUTER SYSTEMS INC.
                  UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

                                                     SIX MONTHS ENDED
                                                          JUNE 30,
                                                  2000                1999
                                             -------------       -------------
Operating expenses -- general
     and administrative ...................  $    475,000        $      7,000
       Operating loss                            (475,000)             (7,000)

Other income (expense)
     Interest income ......................       454,000               3,000
     Realized gain on trading securities ..             -               1,000
     Unrealized loss on trading securities              -              36,000
                                             ------------        ------------
                                                  454,000              40,000
                                             ------------        ------------

     NET INCOME (LOSS)                       $    (21,000)       $    (33,000)
                                             ============        ============

Preferred stock dividend requirement ......             -             (12,000)
Deemed dividend attributable to
     issuance of convertible
     preferred stock and warrants .........   (40,000,000)                  -
                                             ------------        ------------

Net income (loss) applicable to
     common stockholders ..................  $(40,021,000)       $    (21,000)
                                             ============        ============

Basic and diluted net income (loss)
     per common share .....................  $      (1.56)       $          -
                                             ============        ============

Weighted average of common shares
     outstanding, basic and diluted .......    25,617,000           4,541,000
                                             ============        ============

                            See accompanying notes to
                    unaudited condensed financial statements

                          ARINCO COMPUTER SYSTEMS INC.
                  UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

                                                     SIX MONTHS ENDED
                                                          JUNE 30,
                                                  2000                1999
                                             -------------       -------------
Cash flows from operating activities
     Net income (loss)                       $    (21,000)       $     33,000

     Adjustments to reconcile net earnings
       (loss) to net cash provided by
       operating activities:
     Changes in operating assets and
       Liabilities:
       Accounts receivable ................         1,000                   -
       Prepaid expenses ...................      (105,000)                  -
       Accounts payable and accrued
         liabilities ......................     1,155,000               1,000
                                             ------------        ------------
     Net cash provided by operating
       activities .........................     1,030,000              35,000

Cash flows from investing activities
     Decrease in trading securities
       (including unrealized appreciation of
       and of realized gains in 1999) .....       112,000              (1,000)
     Purchase of equity investment ........    (6,500,000)                  -
       Advances on related party note
         receivable .......................             -             (20,000)
       Receipts on related party note
         receivable .......................             -              36,000
                                             ------------        ------------
     Net cash provided by (used in)
       investing activities ...............    (6,388,000)             16,000

Cash flows from financing activities
     Bank overdraft .......................             -              (2,000)
     Issuance of Series B preferred stock
       and warrants, net of offering
       costs ..............................    39,550,000                   -
                                             ------------        ------------
     Net cash provided by (used in)
       financing activities ...............    39,550,000              (2,000)
                                             ------------        ------------
     NET INCREASE IN CASH AND CASH
       EQUIVALENTS ........................    34,192,000              49,000

Cash and cash equivalents at
  beginning of period .....................       133,000             173,000
                                             ------------        ------------
Cash and cash equivalents at
  end of period ...........................  $ 34,325,000        $    222,000
                                             ============        ============

                            See accompanying notes to
                    unaudited condensed financial statements

                          ARINCO COMPUTER SYSTEMS INC.
                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

                                  JUNE 30, 2000


1.       ORGANIZATION AND BASIS OF PRESENTATION

Interim Results

The accompanying unaudited condensed balance sheet as of June 30, 2000 and the accompanying statements of operations and cash flows for the periods ended June 30, 2000 and 1999 have been prepared by the Company. In the opinion of management, the accompanying condensed financial statements have been prepared on the same basis as the annual financial statements and contain all adjustments, which include only normal recurring adjustments, considered necessary for a fair presentation of the Company's financial position, results of operations and cash flows at the dates and for the periods presented in conformity with generally accepted accounting principals applicable to interim periods.

While the Company believes that the disclosures presented are adequate to make the information not misleading, these condensed financial statements should be read in conjunction with the audited financial statements and related notes for the year ended December 31, 1999, which are contained in the Company's Annual Report on Form 10-KSB. The results for the three- and six-month periods ended June 30, 2000 are not necessarily indicative of the results to be expected for the full fiscal year or for any future periods.


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

At June 30, 2000, outstanding warrants to purchase 41,250,000 shares of common stock were not included in the computation of diluted net loss per share because to do so would have had an antidilutive effect for the periods presented. Similarly, the computation of diluted net loss per share excludes the effect of 120,000,000 shares issuable upon the conversion of redeemable convertible preferred stock, since their inclusion would have had an antidilutive effect. As a result, the basic and diluted net loss per share amounts are equal for all periods presented.

The following are the basic and diluted net loss per common share for the six months ended June 30, 2000 and the weighted average shares used in the basic and diluted net loss per share computation as previously reported and as revised.

                                                       AS          AS PREVIOUSLY
                                                    REVISED           REPORTED
                                                  ------------     -------------

Weighted average shares used in basic and
     diluted net loss per share computation         25,617,000       25,837,000

Net earnings (loss) applicable to common
     shares (see "capitalization," below)         $(40,021,000)    $(10,031,000)
                                                  ------------     -------------
Basic and diluted net loss per share              $      (1.56)    $      (0.39)
                                                  ------------     -------------


3.       CAPITALIZATION

The presentation of the sale of Series B redeemable convertible preferred stock has been revised to reflect (a) the allocation of the total gross proceeds of $40.0 million to the beneficial conversion feature related to the preferred stock, and (b) the amortization, of the beneficial conversion feature.

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

The following are the deemed dividend attributable to issuance of convertible preferred stock and the net loss applicable to common shares for the six months ended June 30, 2000 as previously reported and as revised.

                                                       AS          AS PREVIOUSLY
                                                    REVISED           REPORTED
                                                  ------------     -------------

Deemed dividend attributable to
     issuance of convertible
     preferred stock............................  (40,000,000)      (10,000,000)
Net earnings (loss) applicable to
     common shares..............................  (40,021,000)      (10,031,000)

The change in presentation of the sale of Series B redeemable preferred stock had no impact on the net loss applicable to common shares for the three months ended June 30, 2000.


4.       CHANGES IN EQUITY

The following table represents changes to the Company's equity accounts for the six months ended June 30, 2000.

                                                SERIES B
                                               REDEEMABLE
                                              CONVERTIBLE    SERIES A        COMMON
                                               PREFERRED    PREFERRED         STOCK
                                             ------------   ------------   -----------
Balance at January 1, 2000..............      $         -   $         -    $    49,000

Issuance of preferred stock
     and warrants.......................        40,00,000             -              -

Beneficial conversion feature
     Related to redeemable
     Preferred stock....................                -             -              -

Amortization of beneficial
     conversion feature.................                -             -              -

Conversion of 1,000,000
     Series B preferred shares
     To 40,000,000 common shares........      (10,000,000)            -        400,000
                                             ------------   -----------    -----------

Balance at June 30, 2000................     $ 30,000,000   $         -    $   449,000
                                             ============   ===========    ===========

                                             ADDITIONAL
                                               PAID-IN      SUBSCRIPTION    ACCUMULATED
                                               CAPITAL       RECEIVABLE       DEFICIT
                                             ------------   -----------    -------------
Balance at January 1, 2000............       $  2,559,000   $         -    $ (2,363,000)

Issuance of preferred stock
     and warrants.....................            100,000             -               -
Offering costs related to
     preferred stock and warrants.....           (550,000)            -               -

Beneficial conversion feature
     related to redeemable
     preferred stock and warrants.....         40,000,000             -               -

Amortization of beneficial
     conversion feature...............                  -             -     (40,000,000)

Conversion of 1,000,000
     series B preferred shares to
     40,000,000 common shares.........          9,600,000             -               -

Net loss..............................                  -             -         (21,000)
                                             ------------   -----------    ------------
  Balance at June 30, 2000............       $ 51,709,000   $         -    $(42,384,000)
                                             ============   ===========    ============


5.       EQUITY INVESTMENT

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

The investment in Broadstream is being accounted for under the equity method. The Company's proportionate share of Broadstream's net income or loss and amortization of goodwill is included in equity losses of affiliate in the accompanying consolidated statements of operations.


6.       RELATED PARTY TRANSACTIONS

During the period ended June 30, 2000 the Company incurred legal fees in connection with certain transactions and other matters in the normal course of business. These services were provided by a firm of which a member of the Board of Directors of the Company is a partner. Fees paid to this firm totaled approximately $550,000 for the six months ended June 30, 2000.

Additionally, in the period ended June 30, 2000 the Company incurred management and investment advisory service fees in connection with identifying, evaluating, negotiating and managing investment opportunities for the Company. These services were provided by a firm of which certain employees and members of the Board of Directors of the Company are affiliated. Fees paid to this firm totaled approximately $340,000 in the six month period ended June 30, 2000.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF OPERATIONS:

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

ACTUAL RESULTS AND TIMING OF CERTAIN EVENTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THESE FORWARD-LOOKING STATEMENTS AS A RESULT OF CERTAIN FACTORS AND ELSEWHERE IN THIS REPORT AND IN THE COMPANY'S OTHER PUBLIC FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION.

As the Company has not had revenues from operations in the fiscal year ended December 31, 1999 and the six months ended June 30, 2000, the following represents management's plans of operations for the next twelve months.

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

Management believes that cash on hand and trading securities of approximately $34,325,000 is sufficient to meet the Company's cash requirements for the next twelve months, which are expected to consist of (1) payments to management and consultants under employment and consulting agreements, (2) investments in target companies and related expenses and (3) general administrative expenses.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we maintain our portfolio of cash equivalents and investments in government securities and money market funds.

As of June 30, 2000, we held cash and cash equivalents and investments in marketable securities with average days to maturity of 30 days. We did not hold derivative financial instruments as of June 30, 2000, and have never held these instruments in the past.


PART II  OTHER INFORMATION


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


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

On March 28, 2000, the Company sold (the "Offering") an aggregate of 4,000,000 shares of the Company's Series B Redeemable Convertible Preferred Stock, par value $.10 per share (the "Series B Preferred Stock") to principals of Pangea Internet Advisors LLC ("Pangea Advisors") and other investors (collectively with Pangea Advisors, the "Investors") for an aggregate offering price of $40,000,000. Also on March 28, 2000 certain investors purchased warrants to purchase 41,250,000 shares of common stock for $100,000. The Company claimed an exemption from registration under the Securities Act of 1933, as amended (the "Securities Act"), for the Offering pursuant to Regulation D promulgated under the Securities Act. Each share of Series B Preferred Stock is convertible into Common Stock by the holder thereof at any time at a rate equal to $10.00 divided by the conversion price in effect from time to time (the "Conversion Price"). The Conversion Price is initially $0.25 (resulting in an initial conversion rate of 40 shares of Common Stock for each share of Series B Preferred Stock). The Conversion Price is subject to adjustment in the event of stock dividends, stock splits, or a reorganization, reclassification, consolidation or merger.

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