Form 10-K405
period 2000-12-31
CHANGE TECHNOLOGY PARTNERS INC
filed 2001-03-27
CIK 356591

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K
(MARK ONE)

     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
         EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                                       OR

     [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
         EXCHANGE ACT OF 1934

                  FOR THE TRANSITION PERIOD FROM______ TO______

                         COMMISSION FILE NUMBER 0-13347

                        CHANGE TECHNOLOGY PARTNERS, INC.
             (Exact name of registrant as specified in its charter)

         DELAWARE                                           06-1582875
(State or jurisdiction of                                (I.R.S. Employer
incorporation or organization)                         Identification Number)

         537 STEAMBOAT ROAD
         GREENWICH, CONNECTICUT                             06830
(Address of principal executive offices)                  (Zip Code)

                                 (203) 661-6942
              (Registrant's telephone number, including area code)

        SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                     COMMON STOCK, PAR VALUE $.01 PER SHARE

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that Registrant was required to file such reports) and (2) has been subject to such filing
requirements for at least the past 90 days.            Yes [X]    No [_]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         As of March 22, 2001, the aggregate market value of registrant's common stock held by non-affiliates was approximately $45,706,756, based on the last reported sale price of $0.625 per share on that date, and 73,130,810 shares of registrant's common stock were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the registrant's Proxy Statement for the 2001 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

================================================================================

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

         Certain statements contained in this Annual Report on Form 10-K, including information with respect to the Company's future business plans, constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements, subject to a number of risks and uncertainties that could cause actual results to differ significantly from those described in this report. These forward-looking statements include statements regarding, among other things, our business strategy and operations, future expansion plans, future prospects, financial position, anticipated revenues or losses and projected costs, and objectives of management. Without limiting the foregoing, the words "may," "will," "should," "anticipates," "believes," "plans," "expects" and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the results of the Company to differ materially from those indicated by such forward-looking statements. These factors include, but are not limited to, those set forth in Part I, Item 1.A "Risk Factors."

                                TABLE OF CONTENTS
                                -----------------

                                                                            PAGE
                                                                            ----

PART I.........................................................................1

       ITEM 1.    BUSINESS.....................................................1

       ITEM 1.A   RISK FACTORS.................................................9

       ITEM 2.    PROPERTIES..................................................15

       ITEM 3.    LEGAL PROCEEDINGS...........................................15

       ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........15


PART II.......................................................................16

       ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
                  MATTERS ....................................................16

       ITEM 6.    SELECTED FINANCIAL DATA.....................................17

       ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS...................................18

       ITEM 7.A   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK..24

       ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.................24

       ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
                  AND FINANCIAL DISCLOSURE....................................25


PART III......................................................................26

       ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..........26

       ITEM 11.   EXECUTIVE COMPENSATION......................................26

       ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT .................................................26

       ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..............26


PART IV.......................................................................27

       ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM
                  8-K ........................................................27

                                     PART I

ITEM 1.  BUSINESS

OVERVIEW

         Change Technology Partners, Inc. is a holding company that acquires and actively manages internet service and infrastructure companies. Through its wholly-owned operating subsidiary, eHotHouse, Inc., an interdisciplinary, professional e-services firm, the Company helps its clients reinvent their traditional business model and adapt their business to the internet and the digital economy. Utilizing an integrated set of strategy, creative and technology services, the Company creates, implements and supports digital solutions for its clients' businesses. The Company also helps its clients identify and act upon opportunities in communications technology and e-services.

         The Company expects to expand eHotHouse through internal growth and by acquiring other internet service and infrastructure companies. At the same time, the Company is forging relationships with strategic partners to build its customer base and will consider making new minority investments in promising technology companies. The Company intends to leverage its relationships with its strategic and investment partners to supplement the services offered by eHotHouse.

         Typical services provided by the Company include:

         o        consulting on internet and e-services strategy;

         o creating e-services applications, including e-commerce and enterprise relationship management functions;

         o        redesigning, implementing and integrating legacy platforms;

         o        training and creating online lessons and performance tests;

         o        developing online branding; and

         o        implementing digital media solutions.

         The Company expects that the digital solutions it creates will utilize a wide variety of platforms, including the world wide web, wireless, broadband and satellite communications, and a range of digital devices and information appliances, including personal computers, mobile phones, pagers and personal digital assistants.

COMPANY BACKGROUND

         Until March 28, 2000, the Company was known as Arinco Computer Systems Inc. and had no business operations. On March 28, 2000, an investor group acquired control of the Company through an investment of $40 million in exchange for newly issued convertible preferred stock of the Company. Following that investment, the Company commenced its present business strategy. On September 12, 2000, the Company changed its name from Arinco to its current name, Change Technology Partners, Inc. The Company's next significant step was to acquire majority control of eHotHouse on September 15, 2000. Since that time, the Company has expanded aggressively by acquiring e-service providers and expanding its internal operations. As a result of the acquisitions, the Company, through eHotHouse, now has a critical mass of experienced professionals with expertise in a number of industries. On February 21, 2001, the Company acquired the remaining outstanding interests in eHotHouse. The Company plans to change eHotHouse's name to Change Technology this spring.

         The Company believes that the present depressed market for e-service providers and technology companies presents an excellent opportunity for its aggressive acquisition strategy of acquiring undervalued assets. The Company will continue to seek acquisition and investment opportunities in companies that will complement its e-service offerings so that it can provide a full range of digital solutions to its clients.

         The Company's principal executive offices are located at 537 Steamboat Road, Greenwich, CT 06830. The Company also maintains offices in New York, New York, Somerset, New Jersey and Baltimore, Maryland.

INDUSTRY BACKGROUND

         The rapid advancement in digital technologies and the growth in use of the internet and e-commerce have fundamentally changed the way in which companies conduct business and interact with customers. As a result, in an attempt to adapt to the digital economy, companies have been increasingly engaging outside e-service providers to take advantage of digital solutions to improve their operations and to capitalize on new opportunities. Companies require service providers who can create and design an online identity and website, develop web-based content and applications and integrate front end web-based applications with existing enterprise resource planning backbones and legacy systems. Additionally, companies are no longer just seeking to be on the internet or a desktop environment. Instead, they are seeking to improve their business practices through full service digital solutions that function across a multitude of platforms which include the internet and the desktop personal computer, but also wireless and broadband technology.

         Digital technology provides innovative ways of sharing knowledge and experience, more efficient ways to transact business and new channels through which to do so. As companies face increasing pressure to reinvent their business models for the digital economy, information flow both inside and outside an organization has become critical. However, the escalating cost and complexity of information technology and the shortage of in-house technical expertise required to implement technology-based solutions has led companies to increasingly rely on outside e-service providers. This outsourcing trend drives growth in the e-services market. International Data Corporation estimates that the worldwide market for internet professional services worldwide will grow from $20 billion in 2000 to $78.5 billion by 2003, representing a compound annual growth rate of 59%.

THE COMPANY'S BUSINESS STRATEGY

         The Company's goal is to become a leading solutions integrator for the medium-sized enterprise. To achieve this objective, the Company plans on pursuing the following strategies:

         o FORMATION OF STRATEGIC AFFILIATIONS. The Company plans to develop strategic affiliations with a broad range of companies that offer services that supplement or otherwise augment the services provided by the Company. The Company intends to create a referral-type system that allows the participants to better serve their clients by giving them access to more services while at the same time providing revenue opportunities. The Company also intends to forge strategic relationships with advertising and marketing companies in order to supply them with cutting-edge digital solutions for their clients. The Company believes that these partnerships are one way to integrate the Company's digital expertise with other businesses' services.

         o ACQUISITION OF COMPLEMENTARY ASSETS. The Company believes that the current market does not reflect the true value of companies that offer digital solutions. The Company aims to take advantage of this opportunity by acquiring assets or equity of existing companies that have reputations for providing superior digital solutions. The Company utilizes an effective acquisition strategy that implements an experienced due diligence and valuation team. This team seeks out companies that have strong senior management, satisfied customers, profitable operations, valuable assets, brand-name recognition or other qualities that will enhance the services provided by the Company. The Company also has in place an effective process for integrating acquired employees and assimilating them effectively into the Company. In addition, the Company will consider making strategic minority investments in technology companies with attractive products or services.

         o LEVERAGE AND EXPAND INDUSTRY EXPERTISE. The Company intends to assemble industry practice groups, such as a government contracts group as well as a media and entertainment group, that will include experienced professionals with expertise in the business practices and processes of specific industries. The Company also intends to acquire e-services companies with specific industry expertise. The Company believes its industry expertise will enable it to provide services tailored to the special needs of its clients and the clients of its strategic partners. In addition, industry expertise reduces the learning curve on new engagements, improving efficiency of implementation and reducing project delivery times.

         o STRATEGIC EXPANSION OF GEOGRAPHIC COVERAGE. The Company intends to selectively expand geographically because it believes that strategic geographic coverage will allow it to best serve its clients and the clients of its strategic partners. The Company's strategy is to expand its geographic coverage through additional acquisitions and expansion of its current operations.

         o CAPTURE AND DISSEMINATE KNOWLEDGE AND BEST PRACTICES. To build a base of intellectual property assets, the Company will capitalize upon the experience of its employees and will add to this strong base of knowledge with each of its engagements. The Company intends to utilize the broad range of knowledge of its employees to create a set of best practices, which will be continuously reinforced and expanded. Furthermore, the Company will centralize specialized expertise in such areas as broadband media and legacy system integration in particular practice groups in order to create "centers of excellence" in these areas.

         o INCREASE REVENUE PER CLIENT THROUGH CROSS-SELLING. The Company has started and will continue to establish business relationships with a diverse base of clients. The Company will leverage its industry expertise and technology skills to expand the scope of existing client relationships into broader engagements, including internet strategy consulting, creative design and application development services and on-going technical services support.

         o INTERDISCIPLINARY TEAMS. The Company staffs projects with an interdisciplinary team of professionals, including strategic consultants, creative designers, information architects, industry experts and software engineers. By assembling these teams of professionals, the Company believes that it provides comprehensive digital solutions to clients. The Company also believes that its approach to staffing differentiates it from other e-service providers.

         o EXPERIENCED PROFESSIONALS. The Company's senior management team is highly experienced in a variety of disciplines relevant to its ability to grow and to service the needs of its clients. The Company's senior executives have managed both emerging and mature businesses in a variety of industries, including media, entertainment, technology, travel, financial and insurance services. The Company will expand its existing expertise by recruiting senior professionals from major consulting firms, creative design firms and information technology services firms as well as from other strategic e-services companies. The Company intends to maintain an informal, team-driven and results-oriented culture that is attractive to energetic, talented professionals and provides incentives for its employees through a competitive compensation plan. The Company intends to provide training on a continuing basis for its employees, which is designed to address the rapidly changing technological environment in which its employees are engaged.

THE CHANGE TECHNOLOGY PARTNERS SOLUTION

The Company has developed its own three stage methodology for delivering client solutions: Knowledge, Creation, Execution. These procedures are updated periodically to reflect new best practices identified throughout the Company. The goal of this methodology is to provide consistent procedures for all engagement phases while providing clients with greater clarity of expectations, regular progress reports, and a higher degree of project organization. Accordingly, the Company believes that this methodology helps it to achieve on-time and on-budget solutions.

         KNOWLEDGE. Knowledge constitutes the initial stage of the Company's engagement. It entails gathering the information necessary to understand the client's objectives in the digital marketplace.

         o DIGITAL SOLUTIONS PLANNING: the Company works closely with the client to define its overall digital solutions strategy, including market positioning and value offering.

         o BUSINESS PROCESS IMPROVEMENT: the Company identifies the business methods targeted to accomplish the client's digital strategy.

         o WEB SITE ARCHITECTURE: the Company conceptualizes, creates and prepares prototypes of web sites built to fit the applications of the client.

         o QUANTITATIVE AND QUALITATIVE RESEARCH: the Company gathers knowledge and expertise about the markets in which its client would like to establish a digital presence.

         o MARKETING AND TECHNOLOGY ADVISORY SERVICES: the Company refines marketing and technology techniques tailored to the unique nature of each client.

         CREATION. During this phase the Company works with the client to develop the creative elements of their on-line presence. The objective is to translate the strategy and business objectives defined in the Knowledge phase into:

         o ONLINE BRANDING AND USER INTERFACE DESIGNS: the Company defines the online branding characteristics and the processes, components and timeline necessary to realize the design applications that the Company believes will enable its client to meet its digital objectives.

         o MULTI-MEDIA APPLICATIONS: the online branding and user interface design is utilized in a broader multi-media marketing strategy to build brands, generate awareness and drive traffic and transactions to the clients' online operations.

         o ONLINE MAINTENANCE PROGRAMS: the Company manages and measures digital operations and provides a framework for on-going innovation and re-engineering of the client's business.

         EXECUTION. This constitutes the fulfillment phase.

         o WEB AND INTERACTIVE PRODUCTION: the Company interactively builds and delivers the digital solution, which may include the incorporation or integration of third-party software or devices.

         o APPLICATION SYSTEMS INTEGRATION: the Company builds and refines the modules of application, tests the units, and trains both internal and external users on the newly built applications.

         o CUSTOM APPLICATION DEVELOPMENT: the Company works with the client to add specific details to the requirements, including the user interface and key technical designs.

         o MANAGEMENT TRAINING AND TECH SUPPORT: the digital solution is first introduced to a test market, then to the complete target user population, after due training of the client's employees, and the Company continues to provide the necessary technical support and rapid issue resolution.

PRODUCTS AND SERVICES

         The Company provides fully integrated digital solutions to its clients. The seamless delivery of a number of different services is one of the key aspects of the Company that it believes distinguishes it from its competitors. The result is a process that enables the Company to provide consistent quality on all engagements and maximizes the value delivered to its clients. The following is a description of the primary components of the Company's service offerings.

         STRATEGIC CONSULTING. The Company works closely with its clients to understand and analyze their businesses to translate their goals and objectives to the digital economy. The Company formulates strategies for its clients in the context of their business and marketing goals, operational methods and success criteria. The Company's strategic services include, but are not limited to, the ability to:

         o establish the operational guidelines and management structure necessary to execute their digital solutions;

         o        formulate digital strategies to reach new customers;

         o        reduce the costs of servicing existing customers;

         o        improve the efficiency of internal operations;

         o        promote customer loyalty; and

         o design appropriate and innovative ways to extend the Company's clients' brands on the internet.

         APPLICATIONS. The Company helps its clients to utilize digital solutions to improve their internal and external communications, operations and transactions. For example, the Company designs, develops and deploys sophisticated e-commerce applications for bringing buyers and sellers together via the internet. These applications include internet resources, ranging from online retail sites to electronic procurement systems that encompass the entire customer relationship, including:

         o introducing relevant, customized information, products and services;

         o demonstrating the benefits of their products and services and gaining customer acceptance;

         o        facilitating transactions; and

         o providing ongoing service tailored to the needs of, and based on the feedback from, each customer.

         Furthermore, as part of its enterprise relationship management capability, the Company develops intranets and extranets which enable its clients to communicate with employees, customers, suppliers and vendors, as well as track and store critical business data and other information.

         SYSTEMS REDESIGN, IMPLEMENTATION AND INTEGRATION. The Company's strength in e-services lies in its ability to integrate third-party software with a client's existing computing and networking infrastructure to create a robust digital environment for the client's customers. The Company can often integrate internet-based technologies with its clients' older information technology systems, such as legacy and client-server systems. The Company also adapts and develops custom software solutions and builds add-on components to its clients' existing software applications. Systems integration projects typically include the integration of sales systems, accounting systems and inventory systems to function over the internet.

         ONLINE LEARNING AND PERFORMANCE. The Company has developed expertise in providing education and training using interactive multimedia and web technology. It employs instructional designers who create and adapt training materials for use in multimedia and online environments. Interactive learning environments are particularly attractive to service industry organizations which are geographically dispersed, rely on employees with a common base of skill sets and experience high turnover.

         ONLINE BRANDING. The Company assists clients in designing online resources, including web sites, that are easy for customers and others to use and that effectively present the Company's clients' brands. In all of the Company's creative work, it works closely with its clients to understand their brands and the needs of their customers. The Company advises clients on how they can bring their brands online in a manner consistent with their other marketing and product branding. The Company often creates the graphical elements for its clients' web sites and gauges their effectiveness through sample group testing. The Company also coordinates online marketing campaigns with its clients' traditional advertising agencies.

         DIGITAL MEDIA SOLUTIONS. The Company is positioning itself to employ emerging technologies and to best capitalize on new media applications. These applications include live, realtime internet-based video broadcasts, known as web-casting, motion graphics, music and streaming media, DVD-ROM and wireless communication. The Company will use new technologies to improve the quality of its existing services and to develop innovative services. The Company looks for opportunities to invest in cutting edge research and development efforts by emerging technology companies. For example, in the past year, the Company made equity investments in Broadstream.com, Inc., a streaming media company, and LiveSky Solutions, Inc., a developer of wireless technologies, including mobile business strategy and assessment as well as mobile application design and development. The Company stays current with industry developments though its dedicated team of technical specialists who continually evaluate new technologies.

MARKETING AND SALES

         The Company's strategy is to focus on developing client relationships with companies in the medium-sized enterprise market, that have embraced the power of the new digital economy and are pursuing enterprise-level strategies and initiatives.

         The Company's client base is drawn from clients of acquired companies or businesses, such as Bank of America, Publicis and AT&T. In addition, the Company seeks to establish co-referral programs with strategic resources and partners. The Company expects to retain and develop the relationships it establishes with its clients and its partners through comprehensive cross-selling of services.

         The Company's New Jersey office has been informed by CIT/Newcourt Financial Services, Inc., which is a client of InSys Technology, Inc., a wholly-owned subsidiary of eHotHouse, that it plans to wind down over the next 12 months the division that InSys has been servicing. CIT/Newcourt accounted for approximately 10% of InSys' revenue in 2000.

COMPETITION

         The market for digital solutions is relatively new, intensely competitive and quickly evolving. At the same time, the industry is experiencing rapid consolidation. The Company has identified several competitors, including Agency.com, Organic, Razorfish, Modem Media and iXL. Many of them have longer operating histories, larger client bases, greater brand recognition, and more financial and other resources than the Company does. As a result, its competitors may be able to devote greater resources to marketing campaigns, adopt more aggressive pricing policies or devote substantially more resources to client and business development than the Company can. The Company also anticipates facing additional competition from new entrants into its markets due to the low barriers to entry in this industry. In addition, the Company must compete with its client's internet technology and e-services support groups. This increased competition may result in reduced operating margins, loss of market share and a diminished brand recognition. Accordingly, the Company may from time to time make pricing, service or marketing decisions as a strategic response to changes in the competitive environment. These actions could reduce its profits and harm its financial condition, results of operations and cash flows.

U.S. AND FOREIGN GOVERNMENT REGULATION

         In 1999, Congress passed legislation that regulates certain aspects of the internet, including on-line content, copyright infringement, user privacy, taxation, access charges, liability for third-party activities and jurisdiction. In addition, federal, state, local and foreign governmental organizations also are considering, and may consider in the future, other legislative and regulatory proposals that would regulate the internet. Areas of potential regulation include libel, pricing, quality of products and services and intellectual property ownership.

         The internet and e-commerce are still relatively new areas and it is not known how courts will interpret or apply both existing and new laws. Therefore, the Company is uncertain as to how new laws or the application of existing laws will affect its business. In addition, the Company's business may be indirectly affected by its clients who may be subject to such legislation. Increased regulation of the internet may decrease the growth in the use of the internet, which could decrease the demand for the Company's services, increase its cost of doing business or otherwise have a material adverse effect on its business, results of operations and financial condition.

EMPLOYEES

         As of December 31, 2000, the Company employed 74 full time employees. Of the total number of employees, 52 were in professional services, 7 in sales and marketing and 15 in finance and administration. The Company's future success will depend in part on its ability to attract, retain and motivate highly qualified technical and management personnel, for whom competition is intense.

         None of the Company's employees are represented by any collective bargaining unit, and the Company has never experienced a work stoppage. The Company believes its relations with its employees are good.

ITEM 1.A RISK FACTORS

         You should carefully consider the following risks in your evaluation of the Company. The risks and uncertainties described below are not the only ones the Company faces. Additional risks and uncertainties may also adversely impact and impair its business. If any of the following risks actually occur, the Company's business, results of operations or financial condition would likely suffer. See "Special Note Regarding Forward-Looking Statements."

RISKS RELATED TO THE COMPANY'S BUSINESS

         THE COMPANY'S SUCCESS DEPENDS ON ITS CLIENTS' WILLINGNESS TO ADOPT AN INTERNET BUSINESS MODEL AND OUTSOURCE THEIR INTERNET NEEDS TO INTERNET PROFESSIONAL SERVICE PROVIDERS.

         The market for the Company's services will depend upon whether companies utilize professional e-services. Critical issues concerning the use of the internet remain unresolved and may affect the use of e-services to solve business problems. Critical issues that influence a client's decision to adopt an internet business model or expand its business on the internet include:

         o        security of internet technologies and client information;

         o        reliability of the technology and services; and

         o        cost of development of an electronic business model.

         The process of implementing or expanding a business on the internet can be difficult. The difficulty expected or experienced by clients in utilizing the internet and the expected costs of outsourcing compared to the expected costs of internal development will affect their decisions on hiring and retaining professional e-services providers like the Company. Many entities may choose not to outsource their internet needs and some companies are establishing significant internal departments with these capabilities.

         THE COMPANY MAY NOT BE ABLE TO SUCCESSFULLY IMPLEMENT ITS BUSINESS STRATEGY.

         Since commencing its new business strategy in spring of 2000, the Company has been primarily engaged in setting up its business, including designing and developing its website, recruiting personnel, establishing office facilities and developing a marketing plan. Accordingly, the Company is still in an early stage of development. Successful completion of the Company's development program and, ultimately, the attainment of profitable operations is dependent upon the Company's ability to increase its customer base, implement and successfully execute its business and marketing strategy and hire and retain quality personnel. Negative developments in any of these conditions could have a material adverse effect on the Company's business and its financial condition.

         FORECASTING THE COMPANY'S FUTURE RESULTS AND FINANCIAL CONDITION IS DIFFICULT AND COULD AFFECT THE COMPANY'S COMMON STOCK TRADING PRICE.

         As a result of the Company's limited operating history, rapid growth and acquisitions, it believes that its historical financial information is not indicative of the Company's future performance. As a result, it is difficult to forecast the Company's future results. In addition, the emerging nature of the markets in which the Company competes makes it difficult to predict the growth of the industry. Furthermore, as it is a relatively new business and industry, the Company's results of operations may fluctuate significantly in the future as it responds to new developments and expectations. The Company's future operations also may be affected by a number of other factors, many of which are outside the Company's control. If in some future period the Company's results of operations were to fall below the expectations of investors, the trading price of the Company's common stock may decline.

         THE COMPANY IS NOT CURRENTLY PROFITABLE AND EXPECTS TO INCUR FUTURE LOSSES.

         The Company has incurred losses since implementing its new strategy and anticipates continuing to incur substantial losses for at least the next 12 months. For its strategy to succeed, the Company must continue to build up its business so that it is able to provide comprehensive digital solutions. To facilitate this growth, the Company intends to further invest in acquisitions, strategic investments, personnel and marketing. As a result, the Company may not be able to achieve or sustain profitability for some time. If the Company fails to achieve or sustain profitability, the trading price of its common stock may decline.

         THE COMPANY MAY BE UNABLE TO CONTINUE TO GROW OR TO EFFECTIVELY MANAGE ITS GROWTH.

         Although aggressive growth is a key factor to the Company's strategy, the Company's growth could be slowed or otherwise adversely affected by many factors beyond the Company's control, including economic downturns. As a result of these concerns, the Company cannot be sure that it will be able to grow, or, if it does grow, that it will be able to maintain its pace of growth. From March 31, 2000 to December 31, 2000, the Company completed three acquisitions and two strategic investments and its staff increased from approximately 5 to 74 employees. This rapid growth places a significant demand on management's attention and operational resources as acquisitions and investments require constant review and attention to ensure proper integration and a smooth transition.

         THE COMPANY'S CONTINUED GROWTH IS DEPENDENT ON THE SUCCESSFUL COMPLETION AND INTEGRATION OF ACQUISITIONS.

         The Company anticipates that a major portion of its future growth will continue to be accomplished through acquisitions. The success of this plan depends upon the Company's ability to:

         o        identify suitable opportunities;

         o efficiently integrate personnel, operations, products and technologies into the Company's organization;

         o effectively leverage the existing business of its acquired businesses to expand the company's service or product offerings;

         o retain and motivate personnel of businesses the company acquires; and

         o obtain necessary financing on acceptable terms to complete these transactions.

         Additionally, in pursuing opportunities the Company may compete with other companies with similar growth strategies, some of which may be larger than the Company is or have greater financial and other resources than the Company does. Competition for acquisition targets could also result in increased prices for targets and a diminished pool of companies available for acquisition.

         THE COMPANY MAY MAKE STRATEGIC INVESTMENTS OR FORM AFFILIATIONS THAT DO NOT PROVE USEFUL TO THE COMPANY AND THE COMPANY MAY LOSE ANY VALUE IT CONTRIBUTES TO THESE INVESTMENTS OR AFFILIATIONS.

         The Company plans to form affiliations with other businesses. These affiliations may not provide the Company with a valuable return on its investment. The Company also may not benefit from any strategic investment it makes if the business it invests in is not successful. The Company has already suffered a loss on its investment in Broadstream.com, Inc. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Minority Investments."

         THE COMPANY FACES POTENTIAL LIABILITY FOR DEFECTS OR ERRORS IN THE DIGITAL SOLUTIONS IT DEVELOPS, THE OCCURRENCE OF WHICH COULD HARM ITS REPUTATION AND NEGATIVELY IMPACT ITS OPERATING RESULTS.

         Many of the digital solutions the Company develops are critical to the operations of its clients' businesses. Any defects or errors in these solutions could result in delayed or lost revenues, negative publicity, additional expenditures to correct the problem, and legal claims against the Company for the failures of its services or products. Any one of these outcomes would have a negative impact on the Company, its operations and its future results.

         THE COMPANY'S FIXED-PRICE CONTRACTS PRESENT FINANCIAL RISK.

         The Company assumes greater financial risk on fixed-price contracts than on time-and-materials engagements. The Company has a limited history in estimating its costs for its fixed-price engagements. If the Company fails to estimate costs on fixed-price contracts accurately or encounters unexpected problems, its financial performance will be adversely effected. If this occurs, the Company may have to commit unanticipated resources to complete some of its projects, resulting in lower gross margins.

         THE COMPANY'S SUCCESS DEPENDS ON ITS ABILITY TO RETAIN ITS KEY
         PERSONNEL.

         The Company's success depends largely on the skills of its key management and technical personnel. The loss of one or more of these persons may materially and adversely affect its business and results of operations. Currently, the Company's key management and technical personnel include Matthew Ryan, the Company's Chief Executive Officer, John Snow, Jeff Goodwin, Steve Carlin and Robert Westerfield. The Company cannot guarantee that it will be able to replace any of these individuals in the event their services become unavailable. The Company only maintains key man insurance on its Chief Executive Officer.

         THE COMPANY DOES NOT HAVE LONG-TERM CONTRACTS AND NEEDS TO ESTABLISH RELATIONSHIPS WITH NEW CLIENTS.

         The Company's clients generally retain us on a project-by-project basis, rather than under long-term contracts. As a result, a client may or may not engage us for further services once a project is completed or may unilaterally reduce the scope of, or terminate, existing projects. To become profitable, the Company will need to establish new clients, bolster existing relationships with companies and other corporate users of information technology and e-services as well as maintain its relationship with its existing clients. The absence of long-term contracts and the need for new clients creates an uncertain revenue stream, which could negatively affect the Company's financial condition. In addition, the emphasis on building and maintaining its clients may divert management's attention from other aspects of developing the business.

RISKS RELATED TO THE COMPANY'S INDUSTRY

         THE COMPANY OPERATES IN A HIGHLY COMPETITIVE MARKET WITH LOW BARRIERS TO ENTRY WHICH COULD LIMIT THE COMPANY'S MARKET SHARE AND HARM ITS FINANCIAL PERFORMANCE.

         While the market for strategic e-service offerings and other digital solutions is relatively new, it is already highly competitive and, because of the low barriers to entry, characterized by an increasing number of entrants that have introduced or developed products and services similar to those offered by us. The Company currently has no patented or other proprietary technology that would preclude or inhibit competitors from entering the strategic e-service offering market and directly competing with the Company. The Company believes that due to the low cost of entering this business and the potential that this could be a growth industry, competition will intensify in the future. This intense competition may limit the Company's ability to become profitable and it may cause the Company to adapt its strategy to respond to new developments. The Company's competitors may be better positioned to address developments in the industry or may react more effectively to industry changes, which could adversely affect the Company's ability to compete effectively.

         Furthermore, most of the Company's employees are not subject to noncompetition agreements. As a result, the Company is subject to the risk that its employees may leave and start competing businesses. The emergence of these new enterprises would further increase the level of competition and could have a serious adverse impact on the Company's continuing operations as well as its growth and financial performance.

         IF THE COMPANY IS UNABLE TO KEEP UP WITH RAPID TECHNOLOGICAL AND OTHER CHANGES IN THE INTERNET AND THE E-SERVICES INDUSTRY, ITS BUSINESS WILL BE HARMED.

         To remain competitive, the Company must continue to be at the forefront of developments in the internet and must be able to enhance the responsiveness, functionality and features of its e-service offerings in reaction to these developments. The internet is characterized by rapid technological advancement, regular changes in user and client requirements and preferences, frequent new product and service introductions employing new technologies, and the emergence of new industry standards and practices. The evolving nature of the internet could render the Company's existing technology, as well as the skills of its employees, obsolete quickly. The Company's success will depend, in part, on its ability to:

         o        effectively use leading technologies critical to its business;

         o continue to develop new digital solutions and technology that address the increasingly sophisticated demands and requirements of its clients;

         o react quickly to the varied needs of its current and prospective clients and their customers; and

         o respond to technological advances and emerging industry regulation.

         The Company's ability to remain technologically competitive may require substantial expenditures and lead-time. If it is unable to adapt in a timely manner to changing market conditions or customer requirements, its reputation, business and financial condition could be seriously harmed.

         THE COMPANY'S REVENUES COULD BE HARMED IF GROWTH IN THE USE OF THE INTERNET DOES NOT OCCUR.

         The Company's future success is substantially dependent upon continued growth in the use of the internet, particularly growth in commerce over the internet. If the number of users on the internet does not increase or if the use of the internet for functions traditionally done off-line do not become more accepted and widespread, demand for the Company's digital solutions may be stagnant or even decrease. If this occurs, the Company's revenues would decline. Several factors may affect or impede growth in use of the internet or electronic commerce including:

         o        actual or perceived lack of security of information;

         o        lack of access and ease of use;

         o        capacity constraints or congestion of internet traffic; and

         o inconsistent quality or availability of internet or customer service.

         Further, companies may be reluctant or slow to adopt a new internet-based strategy that may make their existing personnel and infrastructure obsolete or require them to invest substantial resources to make the switch. If the necessary infrastructure, products, services or facilities are not developed, or if the internet does not become a widely accepted and utilized commercial medium, the Company's business would likely suffer and its future results would be negatively impacted.

         THE APPLICATION OR ADOPTION OF GOVERNMENT REGULATIONS MAY HARM THE COMPANY'S BUSINESS.

         The Company, as well as its clients, are currently subject to regulations applicable to businesses generally, and laws and regulations directly applicable to the internet and electronic commerce. Additional laws and regulations may be modified or adopted with respect to the internet and other digital technologies, particularly in areas relating to user privacy, pricing, content, copyrights, distribution and characteristics and quality of products and services. The modification of, or adoption of, new laws or regulations may negatively affect the popularity of the internet, electronic commerce or digital technology and result in fewer users. If this were to occur, demand for the Company's products and services could decrease and the Company's business could experience significant declines.

ITEM 2.  PROPERTIES

         The Company leases approximately 10,900 square feet of office space at 537 Steamboat Road, Greenwich, Connecticut for use as executive offices. The Company currently utilizes approximately 3,500 of the 10,900 square feet and has sublet the remaining 7,400 square feet to a third party. The current lease expires in October 2003. In addition, the Company subleases office space at 16 West 19th Street, New York, New York 10011 and leases space at 111 Water Street, Baltimore, Maryland 21202. eHotHouse has decided not to renew the lease held by InSys for space in Somerset, New Jersey that expires in March 2001. The Company has identified multiple alternative sites in the area with equally favorable lease terms and anticipates moving in the second quarter of fiscal 2001. Management anticipates that it will experience a substantial increase in its capital expenditures and lease commitments over the next 12 months consistent with its anticipated growth in operations, infrastructure and personnel and possible acquisitions.


ITEM 3.  LEGAL PROCEEDINGS

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of the stockholders in the fourth quarter of 2000.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's common stock is traded on the over-the-counter market and prices are quoted on the OTC electronic bulletin board under the symbol "CTPI."

         The following sets forth the range of high and low bid prices for the common stock for the periods indicated as reported on the OTC electronic bulletin board.

         FISCAL YEAR ENDED DECEMBER 31,                   HIGH           LOW
--------------------------------------------------    ------------   -----------
1999
First quarter.....................................    $   .10           $   .01
Second quarter....................................        .50               .05
Third quarter.....................................        .19               .06
Fourth quarter....................................        .25               .06

2000
First quarter.....................................       5.50               .02
Second quarter....................................       4.00              1.12
Third quarter.....................................       3.75              1.25
Fourth quarter....................................       2.94               .37

         As of March 22, 2001, there were approximately 344 stockholders of record and 73,130,810 shares of common stock outstanding. The last reported sale price for the Company's common stock on March 22, 2001 was $0.625.

         The Company has never paid cash dividends and does not intend to pay cash dividends in the foreseeable future. The Company intends to retain earnings, if any, to finance the growth of its business.

         On February 21, 2001, the Company completed the merger of eHotHouse with a newly formed, wholly-owned subsidiary of the Company. In connection with this merger, the Company will issue approximately 5.2 million shares of common stock to seven shareholders of eHotHouse in reliance on the exemption from registration provided by Section 4(2) of the Securities Act.

         On March 1, 2001, the Company completed the merger of Iguana Studios, Inc. ("Iguana") with a newly formed, wholly-owned subsidiary of the Company. In connection with this merger, the Company will issue approximately 5 million shares of common stock to the shareholders of Iguana in reliance on the exemption from registration provided by Section 4(2) and Rule 506 of Regulation D of the Securities Act. All of the outstanding options to purchase common stock of Iguana will be converted into the right to receive options to purchase shares of Company common stock.

ITEM 6.  SELECTED FINANCIAL DATA

         The following selected financial data as of and for the years ended December 31, 1999, 1998, 1997 and 1996 has been derived from the financial statements of the Company and the notes accompanying the statements, which have been audited by Grant Thornton LLP, the Company's predecessor independent accountants. The selected financial data as of and for the year ended December 31, 2000 has been derived from the Company's financial statements and the accompanying notes, which have been audited by KPMG LLP, the Company's current independent auditors. Note that historical results of operations are not indicative of the Company's future performance because of the new business strategy implemented in the spring of 2000. You should read this information in conjunction with the consolidated audited financial statements, including the notes to those statements, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this report.

                                                                    FISCAL YEAR ENDED DECEMBER 31,
                                                    --------------------------------------------------------------
                                                     2000          1999          1998          1997          1996
                                                     ----          ----          ----          ----          ----
                                                               (in thousands, except per share amounts)
Statement of Operations Data:
Revenue......................................       1,370,000        -             -             -             -
Cost of Revenues.............................       1,119,000        -             -             -             -
     Gross Profit............................         251,000        -             -             -             -
                                                   ----------    ----------    ----------    ----------    ----------
Operating expenses:
     Selling, general and administrative.....       3,305,000        12,000        11,000         3,000         5,000
     Equity Based Compensation...............       2,921,000        -             -             -             -
                                                   ----------    ----------    ----------    ----------    ----------
     Total operating expenses................       6,226,000        12,000        11,000         3,000         5,000
Operating loss...............................      (5,975,000)      (12,000)      (11,000)       (3,000)       (5,000)
Other income (expense).......................        (263,000)       20,000       (42,000)      (29,000)      (22,000)
                                                   ----------    ----------    ----------    ----------    ----------
Net Income (loss) before extraordinary item..      (6,238,000)        8,000       (53,000)      (32,000)      (27,000)
Extraordinary Item ..........................          -             -            666,000        -             -
Dividends....................................          -            (14,000)      (24,000)      (24,000)      (24,000)
Deemed Dividend Attributable to issuance of
     Convertible Preferred Stock.............      40,000,000        -             -             -             -
Net Income (loss) applicable to
     Common Stockholders.....................     (46,238,000)       (6,000)      589,000       (56,000)      (51,000)
                                                   ----------    ----------    ----------    ----------    ----------
Net Income (loss) per share--Basic and diluted          (1.31)       -                .13           .01           .01

                                                                             DECEMBER 31,
                                                    --------------------------------------------------------------
                                                     2000          1999          1998          1997          1996
                                                     ----          ----          ----          ----          ----
                                                                            (in thousands)
Balance Sheet Data:
Cash, cash equivalents and marketable securities   30,333,000       245,000       173,000       270,000       265,000
Working capital..............................      30,012,000       245,000       236,000      (377,000)     (345,000)
Total assets.................................      38,576,000       246,000       238,000       270,000       265,000
Accumulated deficit..........................     (48,601,000)   (2,363,000)   (2,371,000)   (2,984,000)   (2,952,000)
Stockholders' equity (deficit)...............      37,182,000       245,000       236,000      (377,000)     (345,000)


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         You should read the following discussion and analysis of the Company's consolidated financial position and the results of operations in conjunction with "Selected Financial Data," the consolidated financial statements and the related notes appearing elsewhere in this report. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. The Company's actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors including, but not limited to, those set forth under
Item 1.A, "Risk Factors," and those discussed elsewhere in this report. See "Special Note Regarding Forward-Looking Statements."

OVERVIEW

         The Company is a holding company that acquires and actively manages internet service and infrastructure companies. Through its wholly-owned operating subsidiaries, the Company assists its clients to reinvent their traditional business model and adapt their business to the internet and the digital economy. The Company also assists its clients to identify and act upon opportunities in communications technology and e-services.

         The Company derives its revenues from services performed under one of two pricing arrangements: time-and-materials and fixed-fee. The services performed under either of these arrangements are substantially identical.

         Revenues are recognized for fixed-fee arrangements as services are rendered using the percentage-of-completion method, based on the percentage of costs incurred to date to total estimated projects costs, provided collection of the resulting receivable is probable. The cumulative impact of any revision in estimates of the costs to complete and losses on projects in process are reflected in the period in which they become known and, if necessary, the Company accrues for losses in the period determined.

         Revenues are recognized for time and materials based arrangements in the period when the underlying services are rendered, provided collection of the resulting receivable is probable.

         Provisions for estimated losses on both types of contracts are made during the period in which such losses become probable and can be estimated. To date, such losses have not been significant. The Company reports revenue net of reimbursable expenses.

         Agreements entered into in connection with time and materials projects are generally terminable by the client upon 30-days' prior written notice, and clients are required to pay the Company for all time, materials and expenses incurred by the Company through the effective date of termination. Agreements entered into in connection with fixed-time, fixed-price projects are generally terminable by the client upon payment for work performed and the next progress payment due. If clients terminate existing agreements or if the Company is unable to enter into new agreements, the Company's business, financial condition and results of operations could be materially and adversely affected. In addition, because a proportion of the Company's expenses are relatively fixed, a variation in the number of client engagements can cause significant variations in operating results from quarter to quarter.

         The Company's projects vary in size and scope. Therefore, a client that accounts for a significant portion of the Company's revenues in one period may not generate a similar amount of revenue in subsequent periods. However, there is a risk that the source of the Company's revenues may be generated from a small number of clients and these clients may not retain the Company in the future. Any cancellation, deferral or significant reduction in work performed for these principal clients or a significant number of smaller clients could have a material adverse affect on the Company's business, financial condition and results of operations.

                                                         PERCENTAGE OF TOTAL
                                                        REVENUES FOR THE YEAR
                                                          ENDED DECEMBER 31,
REVENUES DERIVED FROM SIGNIFICANT CUSTOMERS:                     2000
                                                       -------------------------
Customer A........................................               37%
Customer B........................................               29%
Customer C........................................               26%

                                                        PERCENTAGE OF ACCOUNTS
                                                        RECEIVABLE AT DECEMBER
                                                                 31,
ACCOUNTS RECEIVABLE DUE FROM SIGNIFICANT CUSTOMERS:              2000
                                                       -------------------------
Customer A........................................               13%
Customer B........................................               19%
Customer C........................................               15%
Customer D........................................               10%

         One of the above clients, CIT/Newcourt Financial Services, Inc., is terminating its operations for which the Company, through an indirect, wholly-owned subsidiary, has been providing services.

         The Company's costs consist primarily of compensation and related costs of personnel dedicated to customer assignments. Project personnel costs also include fees paid to subcontractors for work performed in connection with projects and non-reimbursed project travel expenses.

         The Company's selling, general and administrative costs consist primarily of compensation and related costs of the management and administrative functions, including finance and accounting, marketing, human resources and internal information technology, the costs of the Company's facilities and other general corporate expenses.

         The Company's equity based compensation expense is comprised of the deferred compensation associated with the grant of stock options to the Company's Chief Executive Officer and Board of Directors. Cost is measured at the difference between the exercise price of options granted and the fair market value of the underlying stock on the date of measurement. Such cost is being recognized as expense over the vesting period of the options. Also included in equity based compensation is the cost associated with the removal of restrictions on subsidiary stock issued to consultants and the Chief Executive Officer of the subsidiary. Such cost is measured at the fair value of the stock on the date the restrictions were removed. The Company incurred approximately $2,921,000 in 2000 in equity based compensation expense.

ACQUISITIONS

         We believe our acquisitions have supported our ability to grow rapidly while continually enhancing the quality of services we offer our clients. Our acquisitions have allowed us to rapidly build our base of professionals in the context of a tight labor market for experienced technical and creative people.

         We evaluate acquisitions based on numerous quantitative and qualitative factors. Quantitative factors include historical and projected revenues and profitability, geographic coverage and backlog of projects under contract. Qualitative factors include strategic and cultural fit, management skills, customer relationships and technical proficiency.

         EHOTHOUSE. On September 15, 2000, the Company acquired voting control of eHotHouse, pursuant to a transaction whereby eHotHouse issued Series A convertible preferred stock in exchange for $3 million in cash and a covenant, by the Company, to issue 6,374,502 of its shares of common stock in the future as directed by eHotHouse. Such transactions fully eliminate in consolidation and do not impact the consolidated financial statements of the Company. No consideration to the existing shareholders of eHotHouse was provided in the transaction and, accordingly, no goodwill was recorded. The operations of eHotHouse prior to acquisition were de minimus, and the fair value of the identifiable net assets at the time of acquisition approximated $0.

         On February 21, 2001, the company acquired the remaining outstanding interests in eHotHouse, and merged eHotHouse with a newly formed, wholly-owned subsidiary of the Company. The Company acquired this minority interest for approximately 4.5 million shares of the Company and $400,000 in cash.

         INSYS. On October 18, 2000, eHotHouse acquired substantially all of the operating assets and assumed certain liabilities of ATC InSys Technology Inc., a wholly-owned subsidiary of ATC Group Services Inc. The acquisition was accounted for using the purchase method of accounting and, accordingly, the purchase price was allocated to the tangible and identified intangible assets acquired and liabilities assumed on the basis of their respective fair values on the date of acquisition. The total purchase price of $867,000 consisted of cash and other acquisition costs. Of the total purchase price, approximately $712,000 was allocated to tangible assets acquired and liabilities assumed, primarily accounts receivable, and the remainder of $155,000 was allocated to identified intangible assets, including the customer base and assembled workforce. The acquired intangible assets are being amortized on a straight line basis over their estimated useful lives of three years. At December 31, 2000, cumulative amortization of the related intangibles totaled $11,000.

         RAND. On November 30, 2000, eHotHouse acquired all outstanding shares of RAND Interactive Corporation, a leading provider of media and technical services. The acquisition was accounted for using the purchase method of accounting and, accordingly, the purchase price was allocated to the tangible and identified intangible assets acquired and liabilities assumed on the basis of their respective fair values on the date of acquisition. The total purchase price of approximately $1,379,000 consisted of $675,000 cash and other acquisition costs and common stock valued at $704,000. Of the total purchase price, approximately $47,000 was allocated to the net tangible liabilities assumed and the remainder of $1,426,000 was allocated to identified intangible assets, including customer lists and assembled workforce. The acquired intangible assets are being amortized on a straight line basis over their estimated useful lives of three years. At December 31, 2000, cumulative amortization of the related intangibles totaled $39,000.

         IGUANA. On March 1, 2001, the Company acquired all outstanding shares of Iguana Studios, Inc., a leading provider of media and technical services, in exchange for approximately $3.0 million in cash and 5,000,000 shares of Company common stock. The acquisition will be accounted for using the purchase method of accounting and, accordingly, will result in additional intangible assets and additional charges against earnings.

MINORITY INVESTMENTS

         BROADSTREAM. On June 29, 2000, the Company purchased 7,626,165 shares of Series A convertible redeemable preferred stock of Broadstream.com, Inc. ("Broadstream"), representing an approximate 30% equity interest and an approximate 47% voting interest, in exchange for approximately $6,500,000 in cash. As of December 31, 2000, the Company has recognized a loss of approximately $1,732,000 on this investment.

         LIVESKY SOLUTIONS. On December 21, 2000, the Company purchased a 2.2% equity interest in LiveSky Solutions, Inc., for a purchase price of approximately $125,000. LiveSky is a developer of wireless technology, including mobile business strategy and assessment as well as mobile application design and development.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31, 1999

         The Company commenced its new business strategy in the spring of 2000 and began its primary operations in fall of 2000 concurrent with its acquisition of majority control of eHotHouse. To date, the Company has been engaged primarily in establishing and organizing its new business.

         REVENUES. Revenues increased from $0 in 1999 to $1,370,000 in 2000. The increase is a result of the contribution to revenues of acquired companies' revenue streams.

         COST OF REVENUES. Cost of revenues consists principally of costs directly incurred in the delivery of services to clients, primarily consisting of compensation of billable employees. Billable employees are full time employees and sub-contractors whose time spent working on client projects is charged to that client at agreed-upon rates. Billable employees are our primary source of revenue. Such costs increased from $0 in 1999 to $1,119,000 in 2000, or 82% of revenues. This increase is a result of the contribution to such costs of acquired companies' direct personnel and related costs.

         In connection with our acquisitions of InSys and RAND, accounted for under the purchase method of accounting, the Company recorded intangible assets representing the value ascribed to the customer lists and assembled workforces of the acquired companies. The aggregate amortization of these intangibles totaled $50,000 for the year ended December 31,

2000 and is included in cost of revenues. The Company anticipates that future amortization of intangibles will continue over their estimated useful lives of three years until fully amortized. It is likely that the Company will continue to expand its business through acquisitions and internal development. Any additional acquisitions or impairment of purchased intangibles could result in additional merger and acquisition related costs.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses consist primarily of compensation and related benefits, professional services fees, facilities costs, and advertising and promotional costs. Selling, general and administrative expenses increased from $12,000 in 1999 to $3,305,000 in 2000. The increase was primarily the result of increased compensation, increased professional services fees and increases in other costs associated with the growth of our business and operations. We expect selling, general and administrative expenses to increase in absolute dollars as we hire additional personnel.

         EQUITY IN LOSSES OF UNCONSOLIDATED AFFILIATES. Equity in losses of unconsolidated affiliates was $0 in 1999 and $1,732,000 in 2000. Equity in losses of unconsolidated affiliates resulting from the Company's minority ownership in Broadstream has been accounted for under the equity method of accounting. Under the equity method of accounting, the Company's proportionate share of Broadstream's operating losses and amortization of the Company's net excess investment over its equity in Broadstream's net assets is included in equity in losses of unconsolidated affiliates.

         INTEREST AND DIVIDEND INCOME. Interest and dividend income was $5,000 in 1999 and $1,469,000 in 2000. The increase in interest income was attributable to interest earned on cash and cash equivalents primarily from the net proceeds from the Company's sale of Series B convertible preferred stock in March 2000. Interest income in future periods may fluctuate as a result of the average cash we maintain and changes in the market rates of our cash equivalents.

         INCOME TAXES. The Company has available estimated net operating loss carryforwards for income tax purposes of approximately $4,066,000, which expires on various dates from 2001 through 2020. A valuation allowance has been established due to uncertainty whether the Company will generate sufficient taxable earnings to utilize the available net operating loss carryforwards. A portion of the Company's net operating loss carryforwards may also be limited due to significant changes in ownership under Section 382 of the Tax Reform Act of 1986.

YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

         The Company did not have any activities, and thus no revenues from operations, during these periods. Therefore, the comparative presentation of the results of operation for the year ended December 31, 1999 compared to year ended December 31, 1998 has been omitted.

LIQUIDITY AND CAPITAL RESOURCES

         On March 28, 2000, an investor group led by Pangea Internet Advisors, LLC purchased 4,000,000 shares of Series B convertible preferred stock for net proceeds to the Company of approximately $39,450,000 in cash. Also on March 28, 2000, certain other investors purchased warrants to purchase 41,250,000 shares of common stock for $100,000.

         The Company had $30,333,000 in cash available as of December 31, 2000. The Company used $9,322,000 to fund operations, finance acquisitions and make strategic investments.

         The Company believes that existing capital resources will enable it to maintain current and planned operations for at least the next 12 months. However, operating and investing activities on a long-term basis may require the Company to seek additional equity or debt financing. The Company expects that future acquisitions of businesses and other strategic assets will require considerable outlays of capital.

         The Company invests predominantly in instruments that are highly liquid, investment grade securities that have maturities of less than 45 days.

RECENT ACCOUNTING PRONOUNCEMENTS

         In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements," which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements filed with the SEC. SAB No. 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. Management believes that the impact of SAB No. 101 will not have a material effect on the financial position results of operations of the Company.

         In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities --Deferral of Effective Date of FASB Statement No. 133." SFAS 133, as amended by SFAS 137, is effective for all fiscal quarters beginning after June 15, 2000. The Company does not currently use derivative instruments.

         In March 2000, the FASB issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation - an interpretation of Accounting Principles Board ("APB") Opinion No. 25" ("FIN 44"). FIN 44 clarifies the application of APB Opinion No. 25 and among other issues clarifies the following: the definition of an employee for purposes of applying APB Opinion No. 25; the criteria for determining whether a plan qualifies as a noncompensatory plan; the accounting consequence of various modifications to the terms of previously fixed stock options or awards; and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions in FIN 44 cover specific events that occurred after either December 15, 1998 or January 12, 2000. To the extent the Company's stock-based compensation awards are or become subject to "variable accounting" because of FIN 44, significant periodic fluctuations in the price of the Company's common stock may cause the application of FIN 44 to have a material impact on stock-based compensation reported in future results of operations.

ITEM 7.A QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company's primary objective in investing in securities and other instruments is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, the Company maintains a portfolio of cash and cash equivalents and money market funds. As of December 31, 2000, the Company held cash and cash equivalents with an average maturity of 45 days or less.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The Financial Statements begin on Page F-1 of this report.

QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

         The following table sets forth unaudited quarterly statement of operations data of the Company for each of the Company's most recent quarters. The periods prior to April 2, 2000 have been omitted since the operating activities of the Company were de minimus. In management's opinion, this unaudited information has been prepared on the same basis as the audited annual financial statements and includes all adjustments (consisting only of normal recurring adjustments) necessary for fair presentation of the unaudited information for the quarters presented. You should read this information in conjunction with the consolidated audited financial statements, including the notes to those statements, included elsewhere in this report. The results of operations for a quarter are not necessarily indicative of results that the Company may achieve for any subsequent periods and because the Company commenced its primary operations in fall 2000, historical information may not be indicative of future results.

                                       THREE MONTHS ENDED
                              --------------------------------------
                               DEC. 31,     SEPT. 30,     JUNE 30,
                                 2000          2000         2000
                                 ----          ----         ----

Revenues ..................   1,364,000         6,000          -
Cost of Revenues ..........   1,119,000             -          -
Gross Profit ..............     245,000         6,000          -
Selling, general and
   administrative .........   1,842,000       988,000    471,000
Equity based compensation
   expense ................   2,857,000        64,000          -
Income (loss) from
   operations .............  (4,454,000)   (1,046,000)  (471,000)
Other income (loss), net ..    (754,000)       37,000    454,000
Income (loss) before income
   taxes ..................  (5,208,000)   (1,009,000)   (17,000)
Provision for income taxes            -             -          -
Net income (loss) .........  (5,208,000)   (1,009,000)   (17,000)


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

CHANGE IN ACCOUNTANTS

         On July 13, 2000, the Company retained KPMG LLP as its independent auditors to replace Grant Thornton LLP. The Company engaged KPMG LLP to audit the books and accounts of the Company for the year ending December 30, 2000. The Board of Directors of the

Company and its Audit Committee previously had approved this decision to change the Company's independent accountants.

         The reports of Grant Thornton on the financial statements of the Company for the two years ended December 31, 1998 and 1999 contain no adverse opinion or disclaimer of opinion and were not qualified or modified as to any uncertainty, audit scope or accounting principle. In connection with the audits for 1998 and 1999 and through July 13, 2000, there were no disagreements with Grant Thornton on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Grant Thornton, would have caused the firm to make reference thereto in their reports on the financial statements for such period.

         During 1998 and 1999 and through July 13, 2000, Grant Thornton had not advised the Company of any reportable events (as defined in Item 304(a)(1)(v) of Regulation S-K), and has not advised the Company of any such events since July 13, 2000. The Company had not consulted with KPMG on any matter prior to July 13, 2000.

         The Company filed current reports on Form 8-K on July 19 and July 25, 2000 disclosing this change in its accountants.

DISAGREEMENTS WITH ACCOUNTANTS

         None.

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information required by this item is incorporated by reference to the Proxy Statement to be distributed in connection with the Company's next annual meeting of stockholders.


ITEM 11. EXECUTIVE COMPENSATION

         Information required by this item is incorporated by reference to the Proxy Statement to be distributed in connection with the Company's next annual meeting of stockholders.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information required by this item is incorporated by reference to the Proxy Statement to be distributed in connection with the Company's next annual meeting of stockholders.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information required by this item is incorporated by reference to the Proxy Statement to be distributed in connection with the Company's next annual meeting of stockholders.

                                     PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (a)(1)   Financial Statements and Schedules

         The financial statements and financial statement schedule included in this report begin on page F-1.

         (2) The following exhibits are filed as part of this report unless specifically stated to be incorporated herein by reference to other documents previously filed with the Commission:

2.1 Agreement and Plan of Merger of Arinco Computer Systems Inc. with and into Change Technology Partners, Inc. (f/k/a Pangea Internet, Inc.), dated April 21, 2000 (filed as an exhibit to the Registrant's Report on Form 8-K dated September 12, 2000, and incorporated herein by reference).

2.2 Agreement and Plan of Merger of CTPI Acquisition Corp. with and into eHotHouse, Inc., dated February 5, 2001.

2.3 Agreement and Plan of Merger among Change Technology Partners, Inc., Iguana Studios I, Inc., and Iguana Studios, Inc., dated March 1, 2001 (filed as an exhibit to the Registrant's Report on Form 8-K dated March 14, 2001, and incorporated herein by reference).

3.1 Certificate of Incorporation of Change Technology Partners, Inc. (filed as an exhibit to the Registrant's quarterly report on Form 10-Q for the fiscal quarter ended September 30, 2000 and incorporated herein by reference).

3.2 Bylaws of Change Technology Partners, Inc. (filed as an exhibit to the Registrant's quarterly report on Form 10-Q for the fiscal quarter ended September 30, 2000 and incorporated herein by reference).

4.1      Form of stock certificate for common stock.

4.2 Registration Rights Agreement by and among Arinco Computer Systems Inc., Pangea Internet Advisors LLC and the persons party to the Securities Purchase Agreement, dated as of March 28, 2000 (filed as an exhibit to the Registrant's Report on Form 8-K dated March 28, 2000, and incorporated herein by reference).

10.1 Securities Purchase Agreement, dated March 9, 2000, by and between Arinco Computer Systems, Inc., Pangea Internet Advisors LLC and the purchasers listed on Schedule I attached thereto (filed as an exhibit to the Registrant's Report on Form 8-K dated March 28, 2000, and incorporated herein by reference).

10.2 Business Opportunity Allocation and Miscellaneous Services Agreement by and among Arinco Computer Systems Inc. and Pangea Internet Advisors LLC, dated as of March 28,

         2000 (filed as an exhibit to the Registrant's Report on Form 8-K dated March 28, 2000, and incorporated herein by reference).

10.3 Amended and Restated Business Opportunity Allocation and Miscellaneous Services Agreement by and between Change Technology Partners, Inc., FG II Ventures, LLC and Pangea Internet Advisors LLC, dated as of November 10, 2000.

10.4 Employment Agreement entered into by and between Arinco Computer Systems Inc. and William Avery (filed as an exhibit to the Registrant's Report on Form 8-K dated March 28, 2000, and incorporated herein by reference).

10.5 Warrants for William Avery, Cary S. Fitchey, The Roberts Family Revocable Trust U/D/T dated as of December 15, 1997, David M. Roberts and Gail M. Simpson, Trustees, Roberts Children Irrevocable Trust U/D/T dated October 21, 1996, Stephen H. Roberts, Trustee and Turtle Holdings LLC (filed as an exhibit to the Registrant's Report on Form 8-K dated March 28, 2000, and incorporated herein by reference).

10.6 Stock Purchase Agreement, dated June 29, 2000, by and between Arinco Computer Systems Inc., Broadstream.com, Inc. and the purchasers listed on Schedule I attached thereto (filed as an exhibit to the Registrant's Report on Form 8-K dated June 29, 2000, and incorporated herein by reference).

10.7 Employment Agreement entered into by and between Arinco Computer Systems Inc. and Frank Gallagi dated as of June 12, 2000 (filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, and incorporated herein by reference).

10.8 Stock Purchase Agreement, dated September 15, 2000, by and between Change Technology Partners, Inc. and eHotHouse, Inc. (filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 15, 2000, and incorporated herein by reference).

10.9 Agreement for Sale and Purchase of Business Assets among InSys Technology Inc., ATC InSys Technology, Inc., and ATC Group Services Inc., dated October 5, 2000 (filed as an exhibit to the Registrant's Report on Form 8-K dated October 18, 2000, and incorporated herein by reference).

10.10 Assumption Agreement among InSys Technology, Inc., ATC InSys Technology Inc. and ATC Group Services Inc., dated October 18, 2000 (filed as an exhibit to the Registrant's Report on Form 8-K dated October 18, 2000, and incorporated herein by reference).

10.11 Employment Agreement entered into by and between Change Technology Partners, Inc. and Kathleen Shepphird dated as of November 10, 2000.

10.12 Employment Agreement entered into by and between Arinco Computer Systems Inc. and Matthew Ryan dated as of August 21, 2000 (filed as an exhibit to the Registrant Report on Form 8-K dated November 20, 2000, and incorporated herein by reference).

10.13 Agreement and Plan of Merger among eHotHouse Inc., eHH Merger I, Inc., RAND Interactive Corporation, and Todd Burgess, David Kelley, John Snow, Stephen Riddick and Brobeck, Phleger and Harrison LLP, dated November 30, 2000 (filed as an exhibit to the Registrant's Report on Form 8-K dated November 30, 2000, and incorporated herein by reference).

10.14 Stockholders Agreement entered into by Change Technology Partners, Inc., and Stockholders of Iguana, dated March 1, 2001 (filed as an exhibit to the Registrant's Report on Form 8-K dated March 14, 2001, and incorporated herein by reference).

10.15 Lock-Up Agreement among Change Technology Partners, Inc., Iguana Studios I, Inc., Iguana Studios, Inc., and Stockholders of Iguana, dated March 1, 2001 (filed as an exhibit to the Registrant's Report on Form 8-K dated March 14, 2001, and incorporated herein by reference).

21.1     Subsidiaries.

         (b) No current reports on Form 8-K were filed with the SEC during the fourth quarter of 2000.

                        CHANGE TECHNOLOGY PARTNERS, INC.
                                AND SUBSIDIARIES


                                      INDEX
                                                                            Page

Report of KPMG LLP, Independent Accountants................................    1

Report of Predecessor Independent Accountants..............................    2

Consolidated Balance Sheets as of December 31, 2000 and 1999...............    3

Consolidated Statements of Operations for the years
ended December 31, 2000, 1999 and 1998.....................................    4

Consolidated Statements of Shareholders' Equity and Redeemable
Preferred Stock for the years ended December 31, 2000, 1999 and 1998.......    5

Consolidated Statements of Cash Flows for the years ended December 31,
2000, 1999 and 1998 .......................................................    6

Notes to Consolidated Financial Statements.................................    7

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders
Change Technology Partners, Inc.:

We have audited the accompanying consolidated balance sheet of Change Technology Partners, Inc. and subsidiaries (formerly known as Arinco Computer Systems, Inc.) as of December 31, 2000, and the related consolidated statements of operations, stockholders' equity and redeemable preferred stock, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The accompanying consolidated balance sheet of Change Technology Partners, Inc. as of December 31, 1999 and the related statements of operations, stockholders' equity and cash flows for the two year period then ended, were audited by other auditors whose report, dated February 28, 2000 expressed an unqualified opinion on those statements.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated balance sheet as of December 31, 2000 and the related consolidated statements of operations, stockholders' equity and redeemable preferred stock and cash flows for the year then ended referred to above present fairly, in all material respects, the financial position of Change Technology Partners, Inc. and subsidiaries as of December 31, 2000, and the results of operations and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.



KPMG LLP
New York, New York
March 16, 2001

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



Shareholders and Board of Directors of Change Technology Partners, Inc.:

We have audited the accompanying consolidated balance sheet of Change Technology Partners, Inc. (formerly known as Arinco Computer Systems, Inc.) and Subsidiaries, as of December 31, 1999, and the related consolidated statements of operations, shareholders' equity (deficit), and cash flows for each of the two years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Change Technology Partners, Inc. and Subsidiaries, as of December 31, 1999, and the consolidated results of their operations and their consolidated cash flows for each of the two years in the period ended December 31, 1999 in conformity with generally accepted accounting principles.

GRANT THORNTON LLP

Oklahoma City, Oklahoma
February 28, 2000

                        CHANGE TECHNOLOGY PARTNERS, INC.
                                AND SUBSIDIARIES

                           Consolidated Balance Sheets

                           December 31, 2000 and 1999

                                        ASSETS                                                   2000                1999
                                                                                           ---------------     --------------
Cash and cash equivalents.........................................................         $    30,333,000     $      133,000
Trading securities................................................................                      --            112,000
Accounts receivable, net of allowances
     of $62,000 at December 31, 2000..............................................                 839,000                 --
Prepaid expenses and other current assets.........................................                 219,000              1,000
                                                                                           ---------------     --------------
                  Total current assets............................................              31,391,000            246,000
Investments in non-consolidated subsidiaries......................................               4,893,000                 --
Property and equipment, net.......................................................                 510,000                 --
Purchased intangible assets, net..................................................               1,531,000                 --
Other assets      ................................................................                 251,000                 --
                                                                                           ---------------     --------------
                  Total assets....................................................         $    38,576,000     $      246,000
                                                                                           ===============     ==============
                         LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable                                                                           $       347,000     $        1,000
Accrued expenses                                                                                   917,000                 --
Deferred revenues                                                                                   79,000                 --
Loan payable......................................................................                  36,000                 --
                                                                                           ---------------     --------------
                  Total current liabilities.......................................               1,379,000              1,000

Long term portion of loan payable.................................................                  15,000                 --
                                                                                           ---------------     --------------
                  Total liabilities...............................................               1,394,000              1,000

Stockholders' equity:
    Preferred stock:
     Series A - $.06 per share cumulative dividend, convertible share-for-share into common stock; $.10 par value; 500,000 shares authorized, 3,000 shares issued and outstanding at December 31, 2000 and 1999 with an aggregate liquidation
         preference of $3,000.....................................................                      --                 --
     Series B - convertible into common on a 1:40 basis; $.10 par value; 4,000,000 shares authorized, 3,000,000 and 0 shares issued and outstanding at
         December 31, 2000 and 1999, respectively with an aggregate liquidation
         preference of $30,000,000.................................................                300,000                 --
     Common stock - $.01 par value; 500,000,000 shares authorized, 44,959,000 and
         4,959,000 shares issued and outstanding at December 31, 2000 and 1999,
         respectively.............................................................                 449,000             49,000
    Additional paid-in capital....................................................              86,821,000          2,559,000
    Deferred compensation.........................................................              (1,787,000)                --
    Accumulated deficit...........................................................             (48,601,000)        (2,363,000)
                                                                                           ---------------     --------------
                  Total stockholders' equity......................................              37,182,000            245,000
                                                                                           ---------------     --------------
                  Total liabilities and stockholders' equity......................         $    38,576,000     $      246,000
                                                                                           ===============     ==============

See accompanying notes to consolidated financial statements.

                        CHANGE TECHNOLOGY PARTNERS, INC.
                                AND SUBSIDIARIES

                      Consolidated Statements of Operations

                  Years ended December 31, 2000, 1999 and 1998

                                                                          2000                1999                  1998
                                                                      --------------      --------------      --------------
Revenues.........................................................     $    1,370,000      $        --         $          --
Cost of revenues ................................................          1,119,000               --                    --
                                                                      --------------      --------------      --------------
                  Gross profit...................................            251,000               --                    --

Operating expenses:
     Selling, general and administrative expenses, exclusive of
         equity based compensation of $2,921,000.................          3,305,000           12,000                11,000
     Equity based compensation...................................          2,921,000               --                    --
                                                                      --------------      --------------      --------------
                  Total operating expenses.......................          6,226,000           12,000                11,000

                  Loss from operations...........................         (5,975,000)         (12,000)              (11,000)

Other income (expense):
     Interest and dividend income (expense)......................          1,469,000            5,000               (12,000)
     Equity in losses of non-consolidated subsidiary.............         (1,732,000)              --                    --
     Realized loss on trading securities.........................                 --           (1,000)                   --
     Unrealized gain (loss) on trading securities................                 --           16,000               (30,000)
                                                                      --------------      --------------      --------------
                  Income (loss) before
                       extraordinary item........................         (6,238,000)           8,000               (53,000)

Extraordinary item - extinguishment of liabilities...............                 --               --               666,000
                                                                      --------------      --------------      --------------
                  Net income (loss)..............................         (6,238,000)           8,000               613,000

Series A preferred stock dividend requirement....................                 --           14,000                24,000

Deemed dividend attributable to issuance
     of Series B convertible preferred stock.....................         40,000,000               --                    --
                                                                      --------------      --------------      --------------
                  Net income (loss) attributable to common
                      stockholders...............................     $  (46,238,000)     $    (6,000)        $     589,000
                                                                     ==============      ==============      ==============

Weighted average common shares outstanding, basic and diluted....         35,424,000        4,698,000             4,541,000
                                                                      ==============      ==============      ==============

Loss attributable to common stockholders per share before
     extraordinary item..........................................     $        (1.31)     $        --         $        (.02)
Extraordinary item per share.....................................                 --               --                   .15
                                                                      --------------      --------------      --------------
Basic and diluted net income (loss
     per common share............................................     $        (1.31)     $        --         $         .13
                                                                      ==============      ==============      ==============

          See accompanying notes to consolidated financial statements.

                        CHANGE TECHNOLOGY PARTNERS, INC.
                                AND SUBSIDIARIES

 Consolidated Statements of Stockholders' Equity and Redeemable Preferred Stock

                  Years ended December 31, 2000, 1999 and 1998


                                     SERIES B                    SERIES A                 SERIES B
                            REDEEMABLE PREFERRED STOCK        PREFERRED STOCK          PREFERRED STOCK           COMMON STOCK
--------------------------  --------------------------  |   ---------------------   ---------------------   -----------------------
                              SHARES        AMOUNT      |     SHARES      AMOUNT      SHARES      AMOUNT       SHARES       AMOUNT
                            ----------     ----------   |   ---------    --------   ---------    --------   ----------     --------
Balance as of December                                  |
   31, 1997...............          --             --   |     396,000    $ 40,000          --    $     --    4,541,000     $ 45,000
                                                        |
Net income for the year                                 |
   ended December 31, 1998          --             --   |          --          --          --          --           --           --
                            ----------     ----------   |   ---------    --------   ---------    --------   ----------     --------
Balance as of                       --             --   |
   December 31, 1998......                              |     396,000      40,000          --          --    4,541,000       45,000
Issuance of common stock..          --             --   |          --          --          --          --       25,000           --
Conversion of Series A                                  |
   preferred stock........          --             --   |    (393,000)    (40,000)         --          --      393,000        4,000
Net income for the year                                 |
   ended December 31, 1999          --             --   |           --          --          --          --           --           --
                            ----------     ----------   |    ---------    --------   ---------    --------   ----------     --------
Balance as of                       --             --   |
   December 31, 1999......                              |        3,000          --          --          --    4,959,000       49,000
Sale of warrants to                                     |
   purchase common stock..          --             --   |           --          --          --          --           --           --
Issuance of Series B                                    |
   redeemable preferred                                 |
   stock, net of offering                               |
   costs..................   4,000,000     40,000,000   |           --          --          --          --           --           --
Beneficial conversion                                   |
   feature related to                                   |
   Series B redeemable                                  |
   convertible                                          |
   preferred stock........          --    (40,000,000)  |          --          --          --          --           --           --
Amortization of                                         |
   beneficial conversion                                |
   feature................          --     40,000,000   |          --          --          --          --           --           --
Conversion of Series B                                  |
   preferred stock into                                 |
   common stock...........  (1,000,000    (10,000,000)  |          --          --          --          --   40,000,000      400,000
Nullification of                                        |
   redemption feature of                                |
   Series B preferred                                   |
   stock..................  (3,000,000)   (30,000,000)  |          --          --   3,000,000     300,000           --           --
Deferred compensation.....          --             --   |          --          --          --          --           --           --
Amortization of deferred                                |
   compensation...........          --             --   |          --          --          --          --           --           --
Removal of restrictions                                 |
   on subsidiary stock to                               |
   employee and                                         |
   independent contractors          --             --   |          --          --          --          --           --           --
Issuance of subsidiary                                  |
   stock for acquisition..          --             --   |          --          --          --          --           --           --
Net loss for the year                                   |
   ended                                                |
   December 31, 2000......          --             --   |          --          --          --          --           --           --
                            ----------     ----------   |   ---------    --------   ---------    --------   ----------     --------
Balance as of                                           |
   December 31, 2000......          --     $       --   |       3,000    $     --   3,000,000    $300,000   44,959,000     $449,000
                            ==========     ==========   |   =========    ========   =========    ========   ==========     ========
                                ADDITIONAL                                                    TOTAL
                                 PAID-IN            DEFERRED            ACCUMULATED        STOCKHOLDERS
                                 CAPITAL          COMPENSATION            DEFICIT             EQUITY
                                -----------       ------------          ------------       ------------
Balance as of December
   31, 1997...............      $2,522,000        $         --          $ (2,984,000)      $   (377,000)
Net income for the year
   ended December 31, 1998              --                  --               613,000            613,000
                                ----------        ------------          ------------       ------------
Balance as of
   December 31, 1998......       2,522,000                  --            (2,371,000)           236,000
Issuance of common stock..           1,000                  --                    --              1,000
Conversion of Series A
   preferred stock........          36,000                  --                    --                 --
Net income for the year
   ended December 31, 1999              --                  --                 8,000              8,000
                                ------------      ------------          ------------       ------------
Balance as of
   December 31, 1999......       2,559,000                  --            (2,363,000)           245,000
Sale of warrants to
   purchase common stock..         100,000                  --                    --            100,000
Issuance of Series B
   redeemable preferred
   stock, net of offering
   costs..................        (550,000)                 --                    --           (550,000)
Beneficial conversion
   feature related to
   Series B redeemable
   convertible
   preferred stock........      40,000,000                  --                    --         40,000,000
Amortization of
   beneficial conversion
   feature................              --                  --           (40,000,000)       (40,000,000)
Conversion of Series B
   preferred stock into
   common stock...........       9,600,000                                        --         10,000,000
Nullification of
   redemption feature of
   Series B preferred
   stock..................      29,700,000                                        --         30,000,000
Deferred compensation.....       2,480,000          (2,480,000)                   --                 --
Amortization of deferred
   compensation...........              --             693,000                    --            693,000
Removal of restrictions
   on subsidiary stock to
   employee and
   independent contractors       2,228,000                  --                    --          2,228,000
Issuance of subsidiary
   stock for acquisition..         704,000                  --                    --            704,000
Net loss for the year
   ended
   December 31, 2000......              --                  --            (6,238,000)        (6,238,000)
                                ------------      ------------          ------------       ------------
Balance as of
   December 31, 2000......      $ 86,821,000      $ (1,787,000)         $(48,601,000)      $ 37,182,000
                                ============      ============          ============       ============

          See accompanying notes to consolidated financial statements.

                        CHANGE TECHNOLOGY PARTNERS, INC.
                                AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                  Years ended December 31, 2000, 1999 and 1998

                                                                                     2000               1999               1998
                                                                                 ------------       ------------       ------------
Cash flows from operating activities:
     Net income (loss) ....................................................      $ (6,238,000)      $      8,000       $    613,000
     Adjustments to reconcile net income (loss) to net cash used in operating activities:
              Depreciation and amortization ...............................            56,000                 --                 --
              Gain on extinguishment of liabilities .......................                --                 --           (666,000)
              Decrease (increase) in trading activities ...................           112,000            (63,000)           (49,000)
              Equity based compensation ...................................         2,921,000                 --                 --
              Equity in losses of non-consolidated subsidiary .............         1,732,000                 --                 --
              Changes in operating assets and liabilities, net of
                  acquisitions:
                  Accounts receivable .....................................           142,000                 --                 --
                  Prepaid expenses and other assets .......................          (456,000)                --                 --
                  Deferred revenues .......................................             8,000                 --                 --
                  Accounts payable and
                      accrued liabilities .................................           904,000              1,000             19,000
                                                                                 ------------       ------------       ------------
                      Net cash used in operating activities ...............          (819,000)           (54,000)           (83,000)

Cash flows from investing activities:
     Investment in affiliates .............................................        (6,625,000)                --                 --
     Purchase of property and equipment ...................................          (336,000)                --                 --
     Cash paid for acquisitions ...........................................        (1,542,000)                --                 --
     Advances on related party note receivable ............................                --            (20,000)           (16,000)
     Receipts on related party note receivable ............................                --             36,000                 --
                                                                                 ------------       ------------       ------------
                      Net cash (used in) provided by investing
                           activities .....................................        (8,503,000)            16,000            (16,000)

Cash flows from financing activities:
     Payment of notes payable .............................................           (28,000)                --                 --
     Issuance of series B preferred stock and warrants, net of
         offering costs ...................................................        39,550,000                 --                 --
     Change in bank overdraft .............................................                --             (2,000)             2,000
                                                                                 ------------       ------------       ------------
                      Net cash provided by (used in) financing
                           activities .....................................        39,522,000             (2,000)             2,000

                      Net increase (decrease) in cash and cash
                           equivalents ....................................        30,200,000            (40,000)           (97,000)
Cash and cash equivalents at beginning of period ..........................           133,000            173,000            270,000
                                                                                 ------------       ------------       ------------
Cash and cash equivalents at end of period ................................      $ 30,333,000       $    133,000       $    173,000
                                                                                 ============       ============       ============

          See accompanying notes to consolidated financial statements.

                        CHANGE TECHNOLOGY PARTNERS, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                           December 31, 2000 and 1999


(1)      BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Change Technology Partners, Inc. and subsidiaries (collectively the "Company") is a provider of a broad range of professional consulting services, including e-business and technology strategy, online branding, web architecture and design, systems integration, systems architecture and outsourcing. The Company services clients throughout the United States with offices in New York, Connecticut, Maryland and New Jersey.

         Arinco Computer Systems, Inc., the predecessor to the Company (see note 10 - Stockholders' Equity) was incorporated on March 31, 1978, however the Company formally commenced implementation of its business plan on June 15, 2000.

(2)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         (a)      USE OF ESTIMATES

                  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates embedded in the consolidated financial statements for the periods presented concern the allowance for doubtful accounts, the estimates used in the percentage of completion method, the fair value of purchased intangible assets, and the estimated useful lives of purchased intangible assets.

         (b)      PRINCIPLES OF CONSOLIDATION

                  The consolidated financial statements reflect the operations of Change Technology Partners, Inc. and its majority and wholly owned subsidiaries (see note 12 - Subsequent Events). All significant intercompany accounts and transactions have been eliminated in consolidation. Since the Company was the only contributor of capital to the majority owned subsidiary, and the minority interest holders have no obligation to provide additional capital, 100% of those losses were included in the Company's results for the period ended December 31, 2000.

                  Investments in less than majority-owned entities over which the Company has significant influence are accounted for using the equity method of

                        CHANGE TECHNOLOGY PARTNERS, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                           December 31, 2000 and 1999

                  accounting. Investments in less than 20% owned business partners over which the Company does not have the ability to exercise significant influence or significant participating rights are accounted for using the cost method of accounting.

         (c)      REVENUE RECOGNITION

                  Revenues are recognized for fixed-fee arrangements as services are rendered using the percentage-of-completion method, based on the percentage of costs incurred to date to total estimated projects costs, provided collection of the resulting receivable is probable. The cumulative impact of any revision in estimates of the cost to complete and losses on projects in process are reflected in the period in which they become known and, if necessary, the Company accrues for losses in the period determined.

                  Revenues are recognized for time and materials based arrangements in the period when the underlying services are rendered, provided collection of the resulting receivable is probable.

                  The Company generally enters into short-term, project specific contracts with its clients. Clients are generally billed in the same period in which services are rendered. If services are rendered in advance of billings, the Company presents the related amounts as unbilled revenue. If amounts are received in advance of services being performed, the amounts are presented as deferred revenues. Revenues exclude reimbursable expenses charged to customers.

                  COST OF REVENUES

                  Cost of revenues consists primarily of compensation of billable employees, travel, subcontractor costs, and other costs directly incurred in the delivery of services to clients. Billable employees are full time employees and subcontractors whose time is spent servicing client projects. Also included in cost of revenues, on the Statement of Operations for the year ended December 31, 2000 is the amortization of purchased intangible assets, representing the value of customer relationships and workforces acquired.

                        CHANGE TECHNOLOGY PARTNERS, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                           December 31, 2000 and 1999


         (d)      SIGNIFICANT CUSTOMERS AND CONCENTRATION OF CREDIT RISK

                  Financial instruments that subject the Company to credit risks consist primarily of cash and cash equivalents, and trade accounts receivable. Cash and cash equivalents consist of deposits, money market funds, and investments in short term "AAA" rated debt instruments. The Company performs ongoing credit evaluations, generally does not require collateral, and establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of each specific class of customers, historical trends, and other information. To date, such losses have been within management's expectations.

                  Revenues for the year ended December 31, 2000 from significant customers are as follows:

                  Customer A........................................  37%
                  Customer B........................................  29%
                  Customer C........................................  26%

                  Accounts receivable at December 31, 2000 from significant customers are as follows:

                  Customer A........................................  13%
                  Customer B........................................  19%
                  Customer C........................................  15%
                  Customer D........................................  10%

         (e)      CASH AND CASH EQUIVALENTS

                  Cash equivalents consists of highly liquid investments with original maturities of less than three months.

         (f)      TRADING SECURITIES

                  Trading securities (cost of $127,000 and $79,000 at December 31, 1999 and 1998, respectively) are bought with the intention of selling them in the near term and are carried at fair value with any unrealized gains or losses included in earnings. Cost is determined by the average cost method in computing realized gains and losses. Unrealized gains (losses) of $16,000 and ($30,000) were included in earnings for the years ended December 31,

                        CHANGE TECHNOLOGY PARTNERS, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                           December 31, 2000 and 1999


                  1999 and 1998, respectively. At December 31, 2000 the Company does not own any trading securities.

         (g)      PROPERTY AND EQUIPMENT

                  Property and equipment are stated at cost, net of accumulated depreciation and amortization. Leasehold improvements are amortized utilizing the straight-line method over the lesser of the estimated useful life of the asset or the respective lease term. The Company provides for depreciation of other machinery and equipment over their estimated useful lives, using the straight-line method, as follows:

                           ASSET CLASSIFICATION        ESTIMATED USEFUL LIFE
                           --------------------        ---------------------

                         Computers and equipment        3 - 5 years
                         Furniture and fixtures         5 years
                         Leasehold improvements         5-10 years (lease term)

         (h)      PURCHASED INTANGIBLE ASSETS

                  Purchased intangible assets, primarily the customer lists and the workforce acquired in connection with the acquisitions of InSys Technology, Inc. and RAND Interactive Corp. are being amortized over a period of 3 years, the estimated period of benefit, considering the underlying contractual relationships, the project oriented continuing revenue stream, and analysis of the Company's retention efforts.

                  The Company accounts for long-lived assets in accordance with the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." This statement establishes financial accounting and reporting standards for the impairment of long-lived assets, including certain identifiable intangibles, and goodwill related to those assets to be held and used, and for long-lived assets and certain identifiable intangibles to be disposed of. The Company reviews the carrying value of its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be fully recoverable. Recoverability of long-lived assets is assessed by a comparison of the carrying amount of the asset to the estimated future net cash flows expected to be generated by the asset. If estimated future net undiscounted cash flows are less than the carrying amount of the asset, the asset is considered impaired and an expense is recorded in an amount required to reduce the carrying amount

                        CHANGE TECHNOLOGY PARTNERS, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                           December 31, 2000 and 1999


                  of the asset to its the fair value, as determined by either an appraisal or cash flow analysis.

         (i)      EQUITY-BASED COMPENSATION

                  The Company accounts for its employee stock option plans in accordance with the provisions of APB Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations including FIN No. 44. As such, compensation expense related to employee stock options is recorded over the vesting period only if, on the date of grant, the fair value of the underlying stock exceeds the exercise price. All such deferred compensation is amortized on a straight line basis. The Company adopted the disclosure-only requirements of SFAS No. 123 "Accounting for Stock-Based Compensation", which allows entities to continue to apply the provisions of APB Opinion No. 25 for transactions with employees and provide pro forma net income (loss) and pro forma earnings (loss) per share disclosures for employee stock grants made as if the fair value based method of accounting in SFAS No. 123 had been applied to these transactions.

         (j)      ISSUANCE OF STOCK BY AFFILIATES

                  Changes in the Company's interest in its affiliates arising as a result of their issuance of common stock are recorded as additional paid in capital in the consolidated financial statements in accordance with the provisions of SAB No. 51.

         (k)      EARNINGS PER SHARE

                  Basic net income (loss) per common share excludes the effect of potentially dilutive securities and is computed by dividing net income or loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted net income (loss) per share adjusts for the effect of convertible securities, warrants and other potentially dilutive financial instruments only in the periods in which such effect would have been dilutive.

                  At December 31, 2000, outstanding warrants to purchase 41,250,000 shares of common stock with a weighted average exercise price of $0.63, and 4,600,000 outstanding options to purchase common stock with a weighted average exercise price of $1.21 were not included in the computation of diluted net loss per share because to do so would have had an antidilutive effect for the periods presented. Similarly, the computation

                        CHANGE TECHNOLOGY PARTNERS, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                           December 31, 2000 and 1999


                  of diluted net loss per share excludes the effect of 120,000,000 common shares issuable upon the conversion of convertible preferred stock, since their inclusion would have had an antidilutive effect. As a result, the basic and diluted net loss per share amounts are equal for all periods presented.

         (l)      INCOME TAXES

                  The Company uses the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their tax bases and to operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets or liabilities of a change in tax rates is recognized in the period that the rate change occurs. A valuation allowance is provided for the amount of deferred tax assets for which, based on available evidence, realization is not assured.

         (m)      COMPREHENSIVE INCOME

                  The Company accounts for comprehensive income (loss) under SFAS No. 130 "Reporting Comprehensive Income." This statement established standards for reporting and displaying comprehensive income and its components in a financial statement that is displayed with the same prominence as other financial statements. For all periods presented, comprehensive income (loss) equals net income (loss) as reported.

         (n)      SEGMENT REPORTING

                  Although the Company offers, largely through its acquired businesses, a wide variety of professional consulting services such as ebusiness, technology services and systems integration, management does not manage its operations by product offerings, but instead views the Company as one operating segment when making business decisions, with one operating decision maker, the Chief Executive Officer. The Company manages its operations as a cross-disciplinary integrated solutions provider, which attempts to bring forth a coordinated service offering to its clients.

                        CHANGE TECHNOLOGY PARTNERS, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                           December 31, 2000 and 1999


         (o)      NEW ACCOUNTING PRONOUNCEMENTS

                  In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an Amendment of FASB Statement No. 133." SFAS No. 138 was issued to address a limited number of issues causing implementation difficulties for entities that apply SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," issued in June 1998. SFAS No. 133 and SFAS No. 138 require that all derivatives be measured at fair value and recognized as assets or liabilities on the balance sheet. Changes in the fair value of derivatives should be recognized in either net income (loss) or other comprehensive income
                  (loss), depending on the designated purpose of the derivative. The Company is required to and will adopt SFAS No. 133 and SFAS No. 138 in the first quarter of 2001. Based on the Company's current activities, the Company does not believe that adoption of these pronouncements will have a material impact on the Company's results of operations, cash flows or financial position.

                  The SEC issued SAB No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements," in December 1999. SAB 101, as amended, provided further interpretive guidance for publicly traded companies on the recognition, presentation, and disclosure of revenue in the accompanying financial statements. In June 2000, the SEC issued SAB No. 101B, delaying the implementation of SAB 101 until the fourth quarter of 2000. The provisions of SAB 101 had no material impact on the Company's revenue recognition policies and presentation as reflected in the accompanying consolidated financial statements.

                  In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation - an interpretation of APB Opinion No. 25" ("FIN 44"). FIN 44 clarifies the application of APB Opinion No. 25 and among other issues clarifies the following: the definition of an employee for purposes of applying APB Opinion No. 25; the criteria for determining whether a plan qualifies as a noncompensatory plan; the accounting consequence of various modifications to the terms of previously fixed stock options or awards; and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions in FIN 44 cover specific events that occurred after either December 15, 1998 or January 12, 2000. To the extent the Company's stock-based compensation awards are or become subject to "variable accounting" because of FIN 44, significant periodic fluctuations in the price of the Company's common stock may cause the

                        CHANGE TECHNOLOGY PARTNERS, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                           December 31, 2000 and 1999


                  application of FIN 44 to have a material impact on stock-based compensation reported in future results of operations.

(3)      INVESTMENTS IN NON-CONSOLIDATED SUBSIDIARIES

         The following summarizes the Company's ownership interests in unconsolidated subsidiaries accounted for under the equity method or cost method of accounting as of December 31, 2000:


                                                                      DECEMBER 31, 2000
                                                            ---------------------------------
                                                             CARRYING VALUE       COST BASIS
                                                             --------------       ----------
         Investment in Broadstream.com. Inc.ment
            ("Broadstream") .............................   $ 4,768,000         $ 6,500,000
         Investment in LiveSky, Incorporated
            ("LiveSky") .................................       125,000             125,000
               Total                                        $ 4,893,000         $ 6,625,000

         INVESTMENT IN BROADSTREAM.COM, INC.

         In June 2000, the Company purchased 7,626,165 shares of Series A Convertible Redeemable Preferred Stock of Broadstream, representing an approximately 30% equity interest (calculated on a fully-diluted basis) and approximately 47% voting interest, in exchange for $6,500,000. Broadstream is a streaming media management services company that delivers fault tolerant distribution services for streaming media content and data.

         The investment in Broadstream is being accounted for under the equity method. The Company's proportionate share of Broadstream's net loss and the amortization representing the excess of cost over the proportionate interest in the underlying equity is included in equity in losses of affiliate in the accompanying consolidated statements of operations. Based upon the capital structure of the equity investee, the Company has assumed conversion of preferred stock in computing its share of losses of the investee. The Company's equity interest is computed considering issued and outstanding common stock and issued and outstanding preferred stock on an as if converted basis. The excess of cost over the proportionate interest in the underlying equity is being amortized over a three year period, the estimated period of benefit.

                        CHANGE TECHNOLOGY PARTNERS, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                           December 31, 2000 and 1999


         Condensed financial information for Broadstream is summarized as follows:

                                                            DECEMBER 31,
                                                                2000
                                                           -----------------

                  Current assets                               4,631,000
                  Non-current assets                           2,183,000
                  Current liabilities                           (439,000)
                  Non-current liabilities                             --
                                                           -----------------

                           Total stockholders' capital         6,375,000

                  Other stockholders' share of capital         4,462,000
                                                           -----------------

                  Company's share of capital                   1,913,000
                                                           =================
                  Investment in Broadstream                    4,768,000
                                                           =================


                                                             YEAR ENDED
                                                            DECEMBER 31,
                                                                2000
                                                           -----------------

                  Operating revenues                            $ 64,000
                  Cost of revenues                               (98,000)
                  Operating expenses                          (3,809,000)
                  Other income (expense), net                    185,000
                                                           -----------------

                           Net loss                           (3,658,000)

                  Other stockholders' share of net loss       (2,561,000)
                                                           -----------------

                  Company's share of net loss                  (1,097,000)

                  Amortization of excess of investment
                     over net equity                             (635,000)
                                                           -----------------

                           Equity in losses of
                              unconsolidated affiliate         (1,732,000)
                                                           =================

         INVESTMENT IN LIVESKY, INC.

         On December 21, 2000, the Company purchased 625,001 shares of Series A Convertible preferred stock, representing an approximate 2% equity interest of LiveSky Solutions, Inc. ("LiveSky") in exchange for $125,000. LiveSky is a

                        CHANGE TECHNOLOGY PARTNERS, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                           December 31, 2000 and 1999


         developer of wireless technology, including mobile business strategy and assessment as well as mobile application design and development.

(4)      BUSINESS COMBINATIONS

         ACQUISITION OF EHOTHOUSE

         On September 15, 2000, the Company acquired majority voting control of eHotHouse, Inc. ("eHotHouse") pursuant to a transaction whereby eHotHouse issued Series A Convertible Participating Preferred Stock to the Company in exchange for $3 million in cash and a covenant, by the Company, to issue 6,374,502 of its shares of common stock as directed by eHotHouse. The operations of eHotHouse prior to acquisition were de minimus, and the fair value of the identifiable net assets at the time of acquisition approximated $0. Such transactions fully eliminate in consolidation and do not impact the consolidated financial statements of the Company. No consideration to the existing shareholders of eHotHouse was provided in the transaction. Accordingly, this transaction effectively represented the initial capitalization of eHotHouse and no goodwill was recorded.

         In connection with the eHotHouse transaction, the Company executed an employment contract and Restricted Stock Agreement with its Chief Executive Officer, who is also a minority shareholder of eHotHouse. Pursuant to these agreements, the Chief Executive Officer agreed to have restrictions placed on 2,236,000 shares of common stock of eHotHouse. Such shares were restricted as to their transferability or marketability and such restrictions lapse, contingent upon continued employment for a three-year period. The Company has recognized deferred compensation based on the fair value on the date the restrictions were placed on these shares, which is being amortized over the vesting period.

         Also in connection with the transaction, the Company executed two consulting arrangements with non-employee independent contractors. These individuals agreed to have restrictions placed on 764,000 shares of common stock of eHotHouse in exchange for their services over a three-year period. Such shares were restricted as to their transferability or marketability and such restrictions lapse, contingent upon continued services for a three-year period. The Company has recognized compensation expense based on the fair value, as remeasured on a periodic basis, which is being amortized over the vesting period.

         On November 16, 2000, the Company terminated the Restricted Stock Agreements executed in conjunction with the Company's acquisition of majority voting control of eHotHouse which effectively removed the aforementioned

                        CHANGE TECHNOLOGY PARTNERS, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                           December 31, 2000 and 1999


         restrictions. The Company recognized compensation expense totaling $2.2 million, from the date of issuance through the removal of the restrictions, and upon the removal of the aforementioned restrictions of the stock issued to the Chief Executive Officer and the consultants, measured at the fair value of the stock on the date the restrictions were removed.

         The aggregate effect of these transactions in subsidiary stock has been included in additional paid in capital in the accompanying consolidated balance sheet.

         ACQUISITION OF INSYS TECHNOLOGIES, INC.

         On October 18, 2000, eHotHouse acquired substantially all of the operating assets and assumed certain liabilities of InSys Technology, Inc. ("InSys"), a provider of systems integration services. The acquisition was accounted for using the purchase method of accounting and accordingly, the purchase price was allocated to the tangible and identified intangible assets acquired on the basis of their respective fair values on the date of acquisition. The results of operations of InSys and the estimated fair value of the assets acquired and liabilities assumed are included in the Company's consolidated financial statements from the date of acquisition. The fair value of the intangible assets was determined based upon a combination of methods, including an income approach for the customer list, and the replacement cost approach for the value of the assembled workforce.

         The total purchase price of $0.9 million consisted of cash, including other acquisition related expenses consisting primarily of payments for legal and financial advisory services. Of the total purchase price, approximately $0.7 million was allocated to net tangible assets and the remainder was allocated to identified intangible assets, including the customer list and assembled workforce. The fair value of acquired intangible assets was capitalized and is being amortized over their estimated useful lives of three years. Related amortization for the year ended December 31, 2000 totaled $11,000.

                        CHANGE TECHNOLOGY PARTNERS, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                           December 31, 2000 and 1999


         The InSys acquisition is summarized as follows:


         Fair value of tangible assets acquired                  $  1,006,000
         Fair value of identified intangible assets acquired          155,000
         Liabilities assumed                                         (294,000)
                                                                 ------------
                                                                 $    867,000
                                                                 ============

         Cash paid, including acquisition costs of $200,000      $    867,000
         Less cash acquired                                                --
                                                                 ------------

                  Total transaction consideration                $    867,000
                                                                 ============

         ACQUISITION OF RAND INTERACTIVE CORPORATION

         On November 30, 2000, eHotHouse acquired all of the issued and outstanding common stock of RAND Interactive Corporation ("RAND"), a leading provider of media and technical services. The acquisition was accounted for using the purchase method of accounting and, accordingly, the total consideration was allocated to the tangible and intangible net assets acquired and liabilities assumed on the basis of their respective fair values on the date of acquisition. The results of operations of RAND and the estimated fair value of the assets acquired and liabilities assumed are included in the Company's consolidated financial statements from the date of acquisition.

         The total purchase price of approximately $1.4 million consisted of $0.7 million of eHotHouse common stock (1,020,000 shares), $0.7 million in cash including other acquisition related expenses, consisting primarily of payments for legal and financial advisory services. Of the total purchase price, $47,000 was allocated to net tangible liabilities assumed, and the remainder was allocated to identified intangible assets, including customer lists and the assembled workforce. The fair value of the identified intangible assets was determined using an income approach for the customer list, and the replacement cost approach for the value of the assembled workforce. The purchased intangible assets are being amortized over their estimated useful lives of three years. Related amortization for the year ended December 31, 2000 totaled $39,000.

                        CHANGE TECHNOLOGY PARTNERS, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                           December 31, 2000 and 1999


         The RAND acquisition is summarized as follows:

         Fair value of tangible assets acquired                  $    169,000
         Fair value of identified intangible assets acquired        1,426,000
         Liabilities assumed                                         (216,000)
                                                                 ------------
                                                                 $  1,379,000
                                                                 ============
         Cash paid, including acquisition costs of $325,000      $    675,000
         Less cash acquired                                                --
                                                                 ------------
                  Net cash paid                                       675,000
         eHotHouse common stock issued                                704,000
                                                                 ------------
                  Total transaction consideration                $  1,379,000
                                                                 ============

         PRO FORMA FINANCIAL INFORMATION (UNAUDITED)

         The following unaudited pro forma information is presented as if the Company had completed the above acquisitions as of January 1, 2000 and includes amortization of related intangible assets resulting from the acquisition. The unaudited pro forma information is not necessarily indicative of what the results of operations would have been had the acquisitions taken place at those dates or of the future results of operations.

                                                                      2000
                                                                      ----
                                                                  (UNAUDITED)
                                                                  -----------

         Revenues                                                $  7,136,000
                                                                 ------------
         Net loss                                                $ (7,099,000)
                                                                 ------------
         Net loss attributable to common                         $(47,099,000)
                                                                 ============
(5)      RELATED PARTY TRANSACTIONS

         During the period ended December 31, 1999, the Company advanced $20,000 under a note receivable from a related party. This advance, as well as $16,000 advanced in 1998, was repaid in 1999 including interest at 8.5%.

         During the period ended December 31, 1999, the Company's investment in equity securities consists of common stock of a publicly traded entity, which is under common control, as the Company's sole officer and director is also President and Chief Executive Officer of this entity. These securities are classified as trading.

                        CHANGE TECHNOLOGY PARTNERS, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                           December 31, 2000 and 1999


         During the period ended December 31, 2000 the Company incurred legal fees in connection with certain transactions and other matters in the normal course of business. These services were provided by a firm of which a member of the Board of Directors of the Company is a Partner. Fees paid to this firm totaled approximately $821,000 in the year ended December 31, 2000.

         Additionally, during the year ended December 31, 2000 the Company incurred management and investment advisory service fees in connection with identifying, evaluating, negotiating and managing investment opportunities for the Company. These services were provided by a firm of which certain employees and members of the Board of Directors of the Company are affiliated. Fees paid to this firm totaled approximately $828,000 in the year ended December 31, 2000.

(6)      EXTINGUISHMENT OF LIABILITIES

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

(7)      PROPERTY AND EQUIPMENT

         Property and equipment consist of the following:

                                                            DECEMBER 31
                                                       ---------------------
                                                          2000        1999
                                                       ---------   ---------

         Computer and office equipment                 $ 589,000   $      --
         Furniture and fixtures                           98,000          --
         Leasehold improvements                          101,000          --
                                                       ---------   ---------

                  Total property and equipment           788,000          --

         Less accumulated depreciation and amortization  278,000          --
                                                       ---------   ---------

                  Property and equipment, net          $ 510,000   $      --
                                                       =========   =========

         Depreciation and amortization aggregated $10,000 for the year ended December 31, 2000.

                        CHANGE TECHNOLOGY PARTNERS, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                           December 31, 2000 and 1999


(8)      ACCRUED EXPENSES

         Accrued expenses consist of the following:
                                                            DECEMBER 31
                                                      ----------------------
                                                          2000        1999
                                                      ---------    ---------

         Accrued payroll and related expenses         $ 287,000           --
         Accrued professional fees                      463,000           --
         Accrued other                                  167,000           --
                                                      ---------    ---------
                  Total                               $ 917,000           --
                                                      =========    =========
(9)      INCOME TAXES

         The tax effects of temporary differences that give rise to a significant portion of the net deferred income tax assets (liabilities) are as follows:

                                                                                  DECEMBER 31
                                                                          ------------------------
                                                                             2000            1999
                                                                          ---------      ---------
        Net deferred income tax assets (liabilities):
           Equity loss                                                      693,000      $      --
           Equity based compensation                                        277,000             --
           Net operating loss                                             1,689,000        164,000
           Property and equipment                                           (44,000)            --
           Intangibles                                                     (570,000)            --
               Total net deferred income tax assets (liabilities)         2,045,000      $ 164,000
               Valuation allowance                                       (2,045,000)      (164,000)
                                                                          ---------      ---------
               Total net deferred income tax assets (liabilities)                --      $      --
                                                                          =========      =========

         For the year ended December 31, 2000, the benefit for income taxes differed from the amounts computed by applying the federal income tax rate of 34% to pretax loss as a result of the following:

                                                            $               %
                                                       ------------    ---------
         Expected Tax Benefit at U.S. Federal
            income tax rate                            $(2,121,000)        34.0%
         State and local tax, net
            of                                            (364,000)         6.0%
            federal income tax effect
         Other                                              604,000       -10.1%
         Valuation allowance                              1,881,000       -29.9%
                                                       ------------    ---------
         Provision (benefit) for income taxes          $         --         0.0%
                                                       ============    =========

                        CHANGE TECHNOLOGY PARTNERS, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                           December 31, 2000 and 1999


         Since the commencement of substantive operations and change in control on March 28, 2000, the Company has incurred losses and has incurred no federal or state income tax expense. The net provision for taxes for the years ended December 31, 2000, 1999, and 1998 consists of a de minimus capital tax and a minimum tax.

         As discussed in Note 4, the Company allocated $1,426,000 of the RAND Interactive purchase price to identifiable intangible assets creating a book-tax temporary difference for which a corresponding deferred tax liability of $614,000 was established at the acquisition date. In addition, at the date of acquisition, the Company had deferred tax assets of approximately $2,659,000 for which a valuation allowance of a like amount had been recorded. The establishment of the deferred tax liability eliminated the need for $614,000 of the valuation allowance on the Company's deferred tax assets and resulted in a purchase accounting adjustment to reduce the Company's valuation allowance.

         At December 31, 2000, the Company has available estimated net operating loss carryforwards for income tax purposes of approximately $4,066,000, which expire on various dates from 2001 through 2020. A valuation allowance has been established due to uncertainty whether the Company will generate sufficient taxable earnings to utilize the available net operating loss carryforwards. A portion of the Company's net operating loss carryforwards may also be limited due to significant changes in ownership under Section 382 of the Tax Reform Act of 1986.

(10)     STOCKHOLDERS' EQUITY

         On March 28, 2000, Arinco Computer Systems Inc. (the predecessor to the Company, see September 12, 2000 transaction below) was acquired by an investor group led by Pangea Internet Advisors, LLC. Prior to this transaction, neither Arinco Computer Systems, Inc., a public shell, or Pangea Internet Advisors, LLC were active or had substantive business operations. Investors purchased 4,000,000 shares of Series B Convertible Preferred Stock ("Series B Stock") for net proceeds to the Company of $39,450,000. Each share of Series B stock is convertible into 40 common shares, and the Series B stock, collectively, represents approximately 77% of the voting interest of the Company on a fully diluted basis. If by December 31, 2000 the Company's authorized common stock had not been increased to provide for the conversion of all Series B shares, holders of 50% of the Series B stock could require the Company to redeem all such Series B stock at $10 per share on demand. Accordingly, Series B stock was classified as temporary equity until shareholder approval was obtained to sufficiently increase the number of authorized common shares. However, as the Series B shareholders

                        CHANGE TECHNOLOGY PARTNERS, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                           December 31, 2000 and 1999


         effectively controlled the Company, shareholder approval was perfunctory and, accordingly, the full deemed dividend was recognized immediately.

         Also on March 28, 2000, certain other investors purchased warrants ("warrants") to purchase 41,250,000 shares of common stock for $100,000. Of these warrants, 20% have an exercise price of $.25 per share, 30% have an exercise price of $.50 per share, 30% have an exercise price of $.75 per share and 20% have an exercise price of $1.00 per share. The warrants are exercisable at the election of the holder for a period of five years.

         The difference between the price of the Series B preferred stock on an as converted basis of $0.25 and $4.88 (the fair value of common stock on the date of issuance of the Series B Stock), or $4.63, multiplied by the number of shares of Series B preferred stock on an as if converted basis, represents the intrinsic value of the beneficial conversion feature, which totaled approximately $741 million. However, as the intrinsic value of the beneficial conversion feature is greater than the $40 million in gross proceeds received from the Series B preferred stock issuance, the amount of the discount attributed to the beneficial conversion feature is limited to the $40 million of gross proceeds received. The beneficial conversion feature was recorded in the quarter ended March 31, 2000 as a non-cash preferred stock dividend because the Series B convertible preferred stock is effectively convertible at the option of the preferred stockholders. The $40 million non-cash dividend increased the Company's net loss attributable to common stockholders by the same amount.

         On March 28, 2000, 1,000,000 shares of Series B stock were converted into 40,000,000 shares of common stock.

         On September 12, 2000, Arinco Computer Systems Inc. merged with and into the Company (f/k/a Pangea Internet, Inc.), a wholly owned subsidiary. All shareholders of Arinco Computer Systems Inc. became stockholders of the Company. Pursuant to the terms of the merger agreement, each outstanding share of Arinco Computer Systems Inc. common stock, Series A preferred stock and Series B preferred stock and warrants was converted into one share of common stock, Series A preferred stock, and Series B preferred stock and warrants, respectively, of the Company. As a result of the merger, the total number of shares of stock which the Company has authority to issue was increased to 505,000,000 shares, of which 500,000,000 are common stock, par value $0.01 per share and 5,000,000 are preferred stock, par value $0.10 per share. This transaction was accounted for as a transaction between companies under common control and therefore there was no adjustment to the historical basis of the assets and liabilities of Arinco Computer Systems Inc. Additionally, as a result of this

                        CHANGE TECHNOLOGY PARTNERS, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                           December 31, 2000 and 1999


         transaction and the resulting increase in the number of authorized shares of common stock, the redemption feature on the Series B preferred shares was nullified and, accordingly, the Series B Preferred Stock was reclassified to stockholders equity.

         The Company's Series A and Series B Preferred stock are convertible to common stock on a 1 for 1 and 40 for 1 basis respectively, and have voting rights on an as if converted basis. Series A Preferred stock accumulates $.06 per share cumulative dividends annually, payable each May 31st at the discretion of the Board of Directors. Series A Preferred stockholders are not entitled to payment of any accrued but unpaid dividends existing at the time of a voluntary conversion of such stock to common stock.

         EQUITY BASED COMPENSATION

         Under the terms of the Company's incentive stock option plans, employees, directors, and consultants may be granted options to purchase the Company's common stock at no less than 100% of the market price on the date the option is granted (110% of fair market value for incentive stock options granted to holders of more than 10% of the voting stock of the Company). Options generally vest over three or four years and have a maximum term of 10 years.

         Information related to all CTPI stock options granted by the Company is as follows:

                                                                                                      WEIGHGED
                                                                                                      AVERAGE
                                                                  WEIGHTED                            EXERCISE
                                                                  AVERAGE                             PRICE OF
                                                NUMBER OF         EXERCISE           OPTIONS           OPTIONS
                                                  SHARES           PRICE           EXERCISABLE       EXERCISABLE
                                               -------------    -------------     -------------     -------------

        Outstanding, December 31, 1998:
            Granted                                --           $   --                --            $   --
            Exercised                              --               --                --                --
            Forfeited/canceled                     --               --                --                --
                                               -------------    -------------     -------------     -------------

        Outstanding, December 31, 1999:            --               --                --                --
            Granted                              4,600,000         1.21             400,000             0.50
            Exercised                              --               --                --                --
            Forfeited/canceled                     --               --                --                --
                                               -------------    -------------     -------------     -------------

        Outstanding, December 31, 2000           4,600,000      $  1.21              400,000        $   0.50
                                               =============    =============     =============     =============

                        CHANGE TECHNOLOGY PARTNERS, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                           December 31, 2000 and 1999


         The following table summarizes information about CTPI stock options outstanding at December 31, 2000:

                                          OPTIONS OUTSTANDING                          OPTIONS EXERCISABLE
                            -------------------------------------------------   ----------------------------------
                                                WEIGHTED
                                NUMBER           AVERAGE          WEIGHTED         NUMBER             WEIGHTED
                            OUTSTANDING AT      REMAINING          AVERAGE      EXERCISABLE AT         AVERAGE
                             DECEMBER 31,      CONTRACTUAL        EXERCISE       DECEMBER 31,         EXERCISE
        EXERCISE PRICES          2000              LIFE             PRICE            2000               PRICE
        -----------------   ----------------  ---------------    ------------   ----------------    --------------
              $ 0.50           1,600,000            9.5          $    0.50          400,000        $    0.50
                1.59           3,000,000            9.6               1.59            --                 --
                            ----------------  ---------------    ------------   ----------------    --------------
                               4,600,000            9.6          $    1.21          400,000         $   0.50
                            ================  ===============    ============   ================    ==============

         The information in the above tables excludes option activity of subsidiaries.

         During 2000, the Company granted stock options to purchase 4,600,000 shares of common stock to the Chief Executive Officer and members of the Board of Directors at a weighted average exercise price of $1.21, all of which were granted at less than the fair value of the common stock on the measurement date. The Company recorded deferred compensation of approximately $2,480,000 in connection with the grant of these options. This amount is presented as deferred compensation within the accompanying balance sheet and is being amortized over the related vesting period, of either three or four years. The Company amortized $693,000 of deferred compensation during the year ended December 31, 2000. The Company will amortize the remaining deferred compensation of $1,787,000 over the remaining vesting period of three and four years.

         Pursuant to an employment agreement entered into concurrently with the acquisition of InSys, the Chief Executive Officer of InSys, now a Managing Director of the Company, is entitled to options to purchase an aggregate of 25,000 shares of eHotHouse common stock at an exercise price of $2.50, subject to approval of the Compensation committee of the Board of Directors. As of December 31, 2000, these options had not been granted. Any related compensation costs will be measured based upon the intrinsic value of the options on the date of grant.

         Pursuant to employment agreements entered into concurrently with the acquisition of RAND Interactive, certain executives of RAND are entitled to options to purchase an aggregate of 30,000 shares of eHotHouse common stock, subject to approval of the Compensation committee of the Board of Directors. As of December 31, 2000 these options had not been granted. Any related compensation cost will be measured based upon the intrinsic value of the options on the date of grant.

                        CHANGE TECHNOLOGY PARTNERS, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                           December 31, 2000 and 1999


         The Company applies APB Opinion No. 25 and related interpretations. Accordingly, compensation cost for option grants to employees has been measured based upon the intrinsic value on the date of grant. Had compensation cost for these awards been determined based on the fair value at the grant dates consistent with the method prescribed by SFAS No. 123, the Company's net loss would have been adjusted to the pro forma amounts indicated below:

                                                                 YEARS ENDED DECEMBER 31
                                                      -----------------------------------------------
                                                          2000               1999              1998
                                                      -------------       ---------         ---------
          Net income (loss) attributable to
             common stockholders:
             As reported                              $ (46,238,000)      $  (6,000)        $ 589,000
             Compensation expense for stock
                Options                                    (498,000)             --                --
                                                      -------------       ---------         ---------

                Pro forma net income (loss)           $ (46,736,000)      $  (6,000)        $ 589,000
                                                      =============       =========         =========

          Basic and diluted net income (loss) per
             share as reported                        $       (1.31)      $      --         $    0.13
                                                      -------------       ---------         ---------

          Pro forma basic income (loss) per share     $       (1.32)      $      --         $    0.13
                                                      =============       =========         =========

         The Company has estimated the fair value of its stock option grants by using the Black-Scholes option pricing model with the following weighted-average assumptions:

         Expected option term (years)                             10
         Risk-free interest rate (%)                            5.78
         Expected volatility (%)                               59.00
         Dividend yield (%)                                       --

         Weighted average fair value of options granted       $ 1.41

(11)     COMMITMENTS AND CONTINGENCIES

         OPERATING LEASES

         The Company leases its facilities under operating lease agreements. The following are the future minimum lease payments under non-cancelable operating leases as of December 31 ,2000:

                        CHANGE TECHNOLOGY PARTNERS, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                           December 31, 2000 and 1999


          2001                                $662,000
          2002                                 626,000
          2003                                 482,000
          2004                                  76,000
          2005                                  72,000
          Thereafter                                --
                                            ----------
                                            $1,918,000
                                            ==========


         Rent expense was approximately $75,000 for the year ended December 31, 2000.

         EMPLOYMENT AGREEMENTS

         As of December 31, 2000 the Company has employment agreements with four senior employees of the Company and its subsidiaries that provide for severance benefits, among other items. In the event these agreements are terminated, the Company may be liable for severance payments of up to an aggregate of approximately $418,000 of compensation payable during the year following termination, and certain benefits.

         LITIGATION

         The Company from time to time becomes involved in various routine legal proceedings in the ordinary course of its business. The Company believes that the outcome of all pending legal proceedings and unasserted claims in the aggregate will not have a material adverse effect on its consolidated results of operations, consolidated financial position, or liquidity.

(12)     SUPPLEMENTARY INFORMATION

         During 2000, 1999 and 1998, the Company paid interest of $1,000, $0 and $19,000, respectively.

(13)     SUBSEQUENT EVENTS

         In February 2001, the Company acquired the remaining outstanding minority interest (26.7%) of its subsidiary, eHotHouse, for approximately 4,500,000 shares of common stock and $400,000 in cash.

         In March 2001, the Company acquired Iguana Studios, a New York City based interactive agency, for approximately $3 million in cash and 5,000,000 shares of

                        CHANGE TECHNOLOGY PARTNERS, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                           December 31, 2000 and 1999


         common stock. The business combination will be accounted for using the purchase method.

         The aforementioned transactions may result in recognition of additional intangible assets and related amortization from the date of consummation.

(14)     VALUATION AND QUALIFYING ACCOUNTS

                                                           ADDITIONS
                                                            CHARGED        ADDITIONS
                                             BALANCE AT    TO COSTS       INCLUDED IN                        BALANCE
                                              BEGINNING       AND           ACQUIRED                          AT END
               DESCRIPTION                    OF PERIOD     EXPENSES      NET  ASSETS       DEDUCTIONS      OF PERIOD
           -------------------------------   ----------    ---------      -----------       ----------      ---------
           2000:
             Allowances for
             doubtful accounts               $     --       $     --      $  62,000         $   --          $  62,000
           1999:
           Allowances for
           doubtful accounts                 $     --       $     --      $      --         $   --          $      --
           1998:
             Allowances for
             doubtful accounts               $     --       $     --      $      --         $   --          $      --


                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  March 27, 2001

                                   Change Technology Partners, Inc.

                                   By:  /s/  Matthew Ryan
                                   --------------------------------------------
                                   Name:   Matthew Ryan
                                   Title:  President and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         SIGNATURE                        TITLE                       DATE
         ---------                        -----                       ----

/s/  Matthew Ryan                  Chief Executive Officer,      March 27, 2001
-----------------------------      President and Director
Matthew Ryan                       (Principal Executive Officer)

/s/  Robert Westerfield            Executive Vice President,     March 27, 2001
-----------------------------      Chief Operating Officer and
Robert Westerfield                 Chief Financial Officer
                                   (Principal Financial Officer
                                   and Principal Accounting
                                   Officer)

/s/  Michael Gleason               Chairman of the Board of      March 27, 2001
-----------------------------      Directors
Michael Gleason

/s/  William Avery                 Director                      March 27, 2001
-----------------------------
William Avery

/s/  James Dubin                   Director                      March 27, 2001
-----------------------------
James Dubin

/s/  William Lipner                Director                      March 27, 2001
-----------------------------
William Lipner

/s/  Gary Wendt                    Director                      March 27, 2001
-----------------------------
Gary Wendt

                                  EXHIBIT LIST

2.1 Agreement and Plan of Merger of Arinco Computer Systems Inc. with and into Change Technology Partners, Inc. (f/k/a Pangea Internet, Inc.), dated April 21, 2000 (filed as an exhibit to the Registrant's Report on Form 8-K dated September 12, 2000, and incorporated herein by reference).

2.2 Agreement and Plan of Merger of CTPI Acquisition Corp. with and into eHotHouse, Inc., dated February 5, 2001.

2.3 Agreement and Plan of Merger among Change Technology Partners, Inc., Iguana Studios I, Inc., and Iguana Studios, Inc., dated March 1, 2001 (filed as an exhibit to the Registrant's Report on Form 8-K dated March 14, 2001, and incorporated herein by reference).

3.1 Certificate of Incorporation of Change Technology Partners, Inc. (filed as an exhibit to the Registrant's quarterly report on Form 10-Q for the fiscal quarter ended September 30, 2000 and incorporated herein by reference).

3.2 Bylaws of Change Technology Partners, Inc. (filed as an exhibit to the Registrant's quarterly report on Form 10-Q for the fiscal quarter ended September 30, 2000 and incorporated herein by reference).

4.1      Form of stock certificate for common stock.

4.2 Registration Rights Agreement by and among Arinco Computer Systems Inc., Pangea Internet Advisors LLC and the persons party to the Securities Purchase Agreement, dated as of March 28, 2000 (filed as an exhibit to the Registrant's Report on Form 8-K dated March 28, 2000, and incorporated herein by reference).

10.1 Securities Purchase Agreement, dated March 9, 2000, by and between Arinco Computer Systems, Inc., Pangea Internet Advisors LLC and the purchasers listed on Schedule I attached thereto (filed as an exhibit to the Registrant's Report on Form 8-K dated March 28, 2000, and incorporated herein by reference).

10.2 Business Opportunity Allocation and Miscellaneous Services Agreement by and among Arinco Computer Systems Inc. and Pangea Internet Advisors LLC, dated as of March 28, 2000 (filed as an exhibit to the Registrant's Report on Form 8-K dated March 28, 2000, and incorporated herein by reference).

10.3 Amended and Restated Business Opportunity Allocation and Miscellaneous Services Agreement by and between Change Technology Partners, Inc., FG II Ventures, LLC and Pangea Internet Advisors LLC, dated as of November 10, 2000.

10.4 Employment Agreement entered into by and between Arinco Computer Systems Inc. and William Avery (filed as an exhibit to the Registrant's Report on Form 8-K dated March 28, 2000, and incorporated herein by reference).

10.5 Warrants for William Avery, Cary S. Fitchey, The Roberts Family Revocable Trust U/D/T dated as of December 15, 1997, David M. Roberts and Gail M. Simpson, Trustees, Roberts Children Irrevocable Trust U/D/T dated October 21, 1996, Stephen H. Roberts, Trustee and Turtle Holdings LLC (filed as an exhibit to the Registrant's Report on Form 8-K dated March 28, 2000, and incorporated herein by reference).

10.6 Stock Purchase Agreement, dated June 29, 2000, by and between Arinco Computer Systems Inc., Broadstream.com, Inc. and the purchasers listed on Schedule I attached thereto (filed as an exhibit to the Registrant's Report on Form 8-K dated June 29, 2000, and incorporated herein by reference).

10.7 Employment Agreement entered into by and between Arinco Computer Systems Inc. and Frank Gallagi dated as of June 12, 2000 (filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, and incorporated herein by reference).

10.8 Stock Purchase Agreement, dated September 15, 2000, by and between Change Technology Partners, Inc. and eHotHouse, Inc. (filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 15, 2000, and incorporated herein by reference).

10.9 Agreement for Sale and Purchase of Business Assets among InSys Technology Inc., ATC InSys Technology, Inc., and ATC Group Services Inc., dated October 5, 2000 (filed as an exhibit to the Registrant's Report on Form 8-K dated October 18, 2000, and incorporated herein by reference).

10.10 Assumption Agreement among InSys Technology, Inc., ATC InSys Technology Inc. and ATC Group Services Inc., dated October 18, 2000 (filed as an exhibit to the Registrant's Report on Form 8-K dated October 18, 2000, and incorporated herein by reference).

10.11 Employment Agreement entered into by and between Change Technology Partners, Inc. and Kathleen Shepphird dated as of November 10, 2000.

10.12 Employment Agreement entered into by and between Arinco Computer Systems Inc. and Matthew Ryan dated as of August 21, 2000 (filed as an exhibit to the Registrant Report on Form 8-K dated November 20, 2000, and incorporated herein by reference).

10.13 Agreement and Plan of Merger among eHotHouse Inc., eHH Merger I, Inc., RAND Interactive Corporation, and Todd Burgess, David Kelley, John Snow, Stephen Riddick and Brobeck, Phleger and Harrison LLP, dated November 30, 2000 (filed as an exhibit to the Registrant's Report on Form 8-K dated November 30, 2000, and incorporated herein by reference).

10.14 Stockholders Agreement entered into by Change Technology Partners, Inc., and Stockholders of Iguana, dated March 1, 2001 (filed as an exhibit to the

         Registrant's Report on Form 8-K dated March 14, 2001, and incorporated herein by reference).

10.15 Lock-Up Agreement among Change Technology Partners, Inc., Iguana Studios I, Inc., Iguana Studios, Inc., and Stockholders of Iguana, dated March 1, 2001 (filed as an exhibit to the Registrant's Report on Form 8-K dated March 14, 2001, and incorporated herein by reference).

21.1     Subsidiaries.