Form 10-K405/A
period 2000-12-31
CHANGE TECHNOLOGY PARTNERS INC
filed 2001-05-09
CIK 356591

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-K/A

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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III
of this Form 10-K/A or any amendment to this Form 10-K/A.   [X]

         As of May 7, 2001, the aggregate market value of registrant's common stock held by non-affiliates was approximately $15,930,027, based on the last reported sale price of $.18 per share on that date, and 128,542,639 shares of registrant's common stock were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the registrant's Proxy Statement for the 2001 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K/A.

================================================================================

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

         Certain statements contained in this Annual Report on Form 10-K/A, including information with respect to the Company's future business plans, constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements, subject to a number of risks and uncertainties that could cause actual results to differ significantly from those described in this report. These forward-looking statements include statements regarding, among other things, our business strategy and operations, future expansion plans, future prospects, financial position, anticipated revenues or losses and projected costs, and objectives of management. Without limiting the foregoing, the words "may," "will," "should," "anticipates," "believes," "plans," "expects" and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the results of the Company to differ materially from those indicated by such forward-looking statements. These factors include, but are not limited to, those set forth in Part I, Item 1.A "Risk Factors."

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

     ITEM 1.      BUSINESS.....................................................1

     ITEM 1.A     RISK FACTORS.................................................9

     ITEM 2.      PROPERTIES..................................................15

     ITEM 3.      LEGAL PROCEEDINGS...........................................15

     ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY
                  HOLDERS ....................................................15


PART II.......................................................................16

     ITEM 5.      MARKET FOR REGISTRANT'S COMMON EQUITY AND
                  RELATED STOCKHOLDER MATTERS ................................16

     ITEM 6.      SELECTED FINANCIAL DATA.....................................17

     ITEM 7.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS...............18

     ITEM 7.A     QUANTITATIVE AND QUALITATIVE DISCLOSURES
                  ABOUT MARKET RISK ..........................................24

     ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.................24

     ITEM 9.      CHANGES IN AND DISAGREEMENTS WITH
                  ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
                  DISCLOSURE..................................................25

PART III......................................................................26

     ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE
                  REGISTRANT .................................................26

     ITEM 11.     EXECUTIVE COMPENSATION......................................26

     ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                  OWNERS AND MANAGEMENT ......................................26

     ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED
                  TRANSACTIONS ...............................................26


PART IV.......................................................................27

     ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
                  REPORTS ON FORM 8-K ........................................27

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

         FISCAL YEAR ENDED DECEMBER 31,                 HIGH              LOW
--------------------------------------------------    --------         ---------
1999
First quarter.....................................    $  .10           $   .01
Second quarter....................................       .50               .05
Third quarter.....................................       .19               .06
Fourth quarter....................................       .25               .06

2000
First quarter.....................................      5.50               .02
Second quarter....................................      4.00              1.12
Third quarter.....................................      3.75              1.25
Fourth quarter....................................      2.94               .37

         As of May 7, 2001, there were approximately 436 stockholders of record and 128,542,639 shares of common stock outstanding. The last reported sale price for the Company's common stock on May 7, 2001 was $0.18.

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

                                                                    FISCAL YEAR ENDED DECEMBER 31,
                                                     ------------------------------------------------------------
                                                     2000          1999          1998          1997          1996
                                                     ----          ----          ----          ----          ----
                                                               (in thousands, except per share amounts)
Statement of Operations Data:
Revenue......................................       1,370,000        -             -             -             -
Cost of Revenues.............................       1,119,000        -             -             -             -
     Gross Profit............................         251,000        -             -             -             -
Operating expenses:
     Selling, general and administrative.....       3,305,000        12,000        11,000         3,000         5,000
     Equity Based Compensation...............       2,921,000        -             -             -             -
     Total operating expenses................       6,226,000        12,000        11,000         3,000         5,000
Operating loss...............................      (5,975,000)      (12,000)      (11,000)       (3,000)       (5,000)
Other income (expense).......................        (263,000)       20,000       (42,000)      (29,000)      (22,000)
Net Income (loss) before extraordinary item..      (6,238,000)        8,000       (53,000)      (32,000)      (27,000)
Extraordinary Item ..........................          -             -            666,000        -             -
Dividends....................................          -            (14,000)      (24,000)      (24,000)      (24,000)
Deemed Dividend Attributable to issuance of
     Convertible Preferred Stock.............      40,000,000        -             -             -             -
Net Income (loss) applicable to
     Common Stockholders.....................     (46,238,000)       (6,000)      589,000       (56,000)      (51,000)
Net Income (loss) per share--Basic and diluted          (1.31)       -                .13           .01           .01

                                                                             DECEMBER 31,
                                                     ------------------------------------------------------------
                                                     2000          1999          1998          1997          1996
                                                     ----          ----          ----          ----          ----
                                                                            (in thousands)
Balance Sheet Data:
Cash, cash equivalents and marketable securities   30,333,000       245,000       173,000       270,000       265,000
Working capital..............................      30,012,000       245,000       236,000      (377,000)     (345,000)
Total assets.................................      38,576,000       246,000       238,000       270,000       265,000
Accumulated deficit..........................     (48,601,000)   (2,363,000)   (2,371,000)   (2,984,000)   (2,952,000)
Stockholders' equity (deficit)...............      37,182,000       245,000       236,000      (377,000)     (345,000)

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

                                                         PERCENTAGE OF TOTAL
                                                           REVENUES FOR THE
                                                              YEAR ENDED
                                                             DECEMBER 31,
REVENUES DERIVED FROM SIGNIFICANT CUSTOMERS:                     2000
                                                        ------------------------
Customer A........................................               37%
Customer B........................................               29%
Customer C........................................               26%

                                                            PERCENTAGE OF
                                                              ACCOUNTS
                                                            RECEIVABLE AT
                                                             DECEMBER 31,
ACCOUNTS RECEIVABLE DUE FROM SIGNIFICANT CUSTOMERS:              2000
                                                        ------------------------
Customer A........................................               13%
Customer B........................................               19%
Customer C........................................               15%
Customer D........................................               10%

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

                                                  THREE MONTHS ENDED
                                        -----------------------------------
                                        DEC. 31,     SEPT. 30,     JUNE 30,
                                         2000          2000         2000
                                         ----          ----         ----

Revenues .............................  1,364,000         6,000          -
Cost of Revenues .....................  1,119,000             -          -
Gross Profit .........................    245,000         6,000          -
Selling, general and
   administrative ....................  1,842,000       988,000    471,000
Equity based compensation
   expense ...........................  2,857,000        64,000          -
Income (loss) from operations ........ (4,454,000)   (1,046,000)  (471,000)
Other income (loss), net .............   (754,000)       37,000    454,000
Income (loss) before income
   taxes ............................. (5,208,000)   (1,009,000)   (17,000)
Provision for income taxes ...........          -             -          -
Net income (loss) .................... (5,208,000)   (1,009,000)   (17,000)

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

                        CHANGE TECHNOLOGY PARTNERS, INC.
                                AND SUBSIDIARIES


                                      INDEX

                                                                            Page

Report of KPMG LLP, Independent Accountants...............................     1

Report of Predecessor Independent Accountants.............................     2

Consolidated Balance Sheets as of December 31, 2000 and 1999..............     3

Consolidated Statements of Operations for the years
ended December 31, 2000, 1999 and 1998....................................     4

Consolidated Statements of Shareholders' Equity and Redeemable
Preferred Stock for the years ended December 31, 2000, 1999 and 1998......     5

Consolidated Statements of Cash Flows for the years ended
December 31, 2000, 1999 and 1998..........................................     6

Notes to Consolidated Financial Statements................................     7

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



/s/ KPMG LLP
------------
KPMG LLP
New York, New York
March 16, 2001

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

/s/ Grant Thornton LLP
----------------------

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

                        CHANGE TECHNOLOGY PARTNERS, INC.
                                AND SUBSIDIARIES

                      Consolidated Statements of Operations

                  Years ended December 31, 2000, 1999 and 1998

                                                                             2000                 1999                 1998
                                                                        -------------         -----------          -----------
Revenues.........................................................      $    1,370,000         $        --          $        --
Cost of revenues                                                            1,119,000                  --                   --
                  Gross profit...................................             251,000                  --                   --

Operating expenses:
     Selling, general and administrative expenses, exclusive of
         equity based compensation of $2,921,000.................           3,305,000              12,000               11,000
     Equity based compensation...................................           2,921,000                  --                   --
                                                                        -------------         -----------          -----------
                  Total operating expenses.......................           6,226,000              12,000               11,000

                  Loss from operations...........................          (5,975,000)            (12,000)             (11,000)

Other income (expense):
     Interest and dividend income (expense)......................           1,469,000               5,000              (12,000)
     Equity in losses of non-consolidated subsidiary.............          (1,732,000)                 --                   --
     Realized loss on trading securities.........................                  --              (1,000)                  --
     Unrealized gain (loss) on trading securities................                  --              16,000              (30,000)
                                                                        -------------         -----------          -----------
                  Income (loss) before
                       extraordinary item........................          (6,238,000)              8,000              (53,000)

Extraordinary item - extinguishment of liabilities...............                  --                  --              666,000
                                                                        -------------         -----------          -----------
                  Net income (loss)..............................          (6,238,000)              8,000              613,000

Series A preferred stock dividend requirement....................                  --              14,000               24,000

Deemed dividend attributable to issuance
     of Series B convertible preferred stock.....................          40,000,000                  --                   --
                                                                        -------------         -----------          -----------
                  Net income (loss) attributable to common
                      stockholders...............................      $  (46,238,000)        $    (6,000)         $   589,000
                                                                        =============         ===========          ===========

Weighted average common shares outstanding, basic and diluted....          35,424,000           4,698,000            4,541,000

Loss attributable to common stockholders per share before
     extraordinary item..........................................      $       (1.31)         $        --          $   (.02)
Extraordinary item per share.....................................                  --                  --               .15
                                                                        -------------         -----------          -----------

Basic and diluted net income (loss)
     per common share............................................      $        (1.31)        $       --           $   .13
                                                                        =============         ===========          ===========

See accompanying notes to consolidated financial statements.

                        CHANGE TECHNOLOGY PARTNERS, INC.
                                AND SUBSIDIARIES

 Consolidated Statements of Stockholders' Equity and Redeemable Preferred Stock

                  Years ended December 31, 2000, 1999 and 1998


                                       SERIES B                    SERIES A                SERIES B
                              REDEEMABLE PREFERRED STOCK       PREFERRED STOCK          PREFERRED STOCK           COMMON STOCK
--------------------------    --------------------------   ---------------------   ----------------------   -----------------------
                                SHARES        AMOUNT        SHARES      AMOUNT       SHARES      AMOUNT       SHARES       AMOUNT
                              ----------   ------------    --------   ---------    --------    --------     ----------    ---------
Balance as of December
   31, 1997...............          --     $        --      396,000    $ 40,000          --    $     --      4,541,000    $  45,000
Net income for the year
   ended December 31, 1998          --              --           --          --          --          --             --           --
                              ----------   ------------    --------   ---------    --------    --------     ----------    ---------
Balance as of                       --              --
   December 31, 1998......                                  396,000      40,000          --          --      4,541,000       45,000
Issuance of common stock..          --              --           --          --          --          --         25,000           --
Conversion of Series A
   preferred stock........          --              --     (393,000)    (40,000)         --          --        393,000        4,000
Net income for the year
   ended December 31, 1999          --              --           --          --          --          --             --           --
                              ----------   ------------    --------   ---------    --------    --------     ----------    ---------
Balance as of                       --              --
   December 31, 1999......                                    3,000          --          --          --      4,959,000       49,000
Sale of warrants to
   purchase common stock..          --              --           --          --          --          --             --           --
Issuance of Series B
   redeemable preferred
   stock, net of offering
   costs..................   4,000,000      40,000,000           --          --          --          --             --           --
Beneficial conversion
   feature related to
   Series B redeemable
   convertible
   preferred stock........          --     (40,000,000)          --          --          --          --             --           --
Amortization of
   beneficial conversion
   feature................          --      40,000,000           --          --          --          --             --           --
Conversion of Series B
   preferred stock into
   common stock...........  (1,000,000)    (10,000,000)          --          --          --          --     40,000,000      400,000
Nullification of
   redemption feature of
   Series B preferred
   stock..................  (3,000,000)    (30,000,000)          --          --   3,000,000     300,000             --           --
Deferred compensation.....          --              --           --          --          --          --             --           --
Amortization of deferred
   compensation...........          --              --           --          --          --          --             --           --
Removal of restrictions
   on subsidiary stock to
   employee and
   independent contractors          --              --           --          --          --          --             --           --
Issuance of subsidiary
   stock for acquisition..          --              --           --          --          --          --             --           --
Net loss for the year
   ended
   December 31, 2000......          --              --           --          --          --          --             --           --
                              ----------   ------------    --------   ---------    --------    --------     ----------    ---------

Balance as of
   December 31, 2000......          --     $        --        3,000    $     --   3,000,000    $300,000     44,959,000    $ 449,000
                              ==========   ============    ========   =========    ========    ========     ==========    =========

                                 ADDITIONAL
                                   PAID-IN         DEFERRED        ACCUMULATED          STOCKHOLDERS
                                   CAPITAL       COMPENSATION        DEFICIT               EQUITY
---------------------------     ------------     ------------      -------------        -----------
Balance as of December
   31, 1997...............      $  2,522,000     $         --      $  (2,984,000)         (377,000)
Net income for the year
   ended December 31, 1998                --               --            613,000           613,000
                                ------------     ------------      -------------        -----------
Balance as of
   December 31, 1998......         2,522,000               --         (2,371,000)          236,000
Issuance of common stock..             1,000               --                 --             1,000
Conversion of Series A
   preferred stock........            36,000               --                 --                --
Net income for the year
   ended December 31, 1999                --               --              8,000             8,000
                                ------------     ------------      -------------        -----------
Balance as of
   December 31, 1999......         2,559,000               --         (2,363,000)          245,000
Sale of warrants to
   purchase common stock..           100,000               --                 --           100,000
Issuance of Series B
   redeemable preferred
   stock, net of offering
   costs..................          (550,000)              --                 --          (550,000)
Beneficial conversion
   feature related to
   Series B redeemable
   convertible
   preferred stock........        40,000,000               --                 --        40,000,000
Amortization of
   beneficial conversion
   feature................                --               --        (40,000,000)      (40,000,000)
Conversion of Series B
   preferred stock into
   common stock...........         9,600,000                                  --        10,000,000
Nullification of
   redemption feature of
   Series B preferred
   stock..................        29,700,000                                  --        30,000,000
Deferred compensation.....         2,480,000       (2,480,000)                --                --
Amortization of deferred
   compensation...........                --          693,000                 --           693,000
Removal of restrictions
   on subsidiary stock to
   employee and
   independent contractors         2,228,000               --                 --         2,228,000
Issuance of subsidiary
   stock for acquisition..           704,000               --                 --           704,000
Net loss for the year
   ended
   December 31, 2000......                --               --         (6,238,000)       (6,238,000)
                                ------------     ------------      -------------        -----------
Balance as of
   December 31, 2000......      $ 86,821,000     $ (1,787,000)     $ (48,601,000)       37,182,000
                                ============     ============      =============        ===========

See accompanying notes to consolidated financial statements.

                        CHANGE TECHNOLOGY PARTNERS, INC.
                                AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                  Years ended December 31, 2000, 1999 and 1998

                                                                                       2000                1999              1998
                                                                                 -------------         ----------         ---------
Cash flows from operating activities:
     Net income (loss)........................................................   $  (6,238,000)        $    8,000         $ 613,000
     Adjustments to reconcile net income (loss) to net cash used in operating activities:
              Depreciation and amortization...................................          56,000                 --                --
              Gain on extinguishment of liabilities...........................              --                 --          (666,000)
              Decrease (increase) in trading activities.......................         112,000            (63,000)          (49,000)
              Equity based compensation.......................................       2,921,000                 --                --
              Equity in losses of non-consolidated subsidiary.................       1,732,000                 --                --
              Changes in operating assets and liabilities, net of
                  acquisitions:
                  Accounts receivable.........................................         142,000                 --                --
                  Prepaid expenses and other assets...........................        (456,000)                --                --
                  Deferred revenues...........................................           8,000                 --                --
                  Accounts payable and
                      accrued liabilities.....................................         904,000              1,000            19,000
                                                                                 -------------         ----------         ---------
                      Net cash used in operating activities                           (819,000)           (54,000)          (83,000)

Cash flows from investing activities:
     Investment in affiliates.................................................      (6,625,000)                --                --
     Purchase of property and equipment.......................................        (336,000)                --                --
     Cash paid for acquisitions...............................................      (1,542,000)                --                --
     Advances on related party note receivable................................              --            (20,000)          (16,000)
     Receipts on related party note receivable................................              --             36,000                --
                                                                                 -------------         ----------         ---------
                      Net cash (used in) provided by investing
                           activities.........................................      (8,503,000)            16,000           (16,000)

Cash flows from financing activities:
     Payment of notes payable.................................................         (28,000)                --                --
     Issuance of series B preferred stock and warrants, net of
         offering costs.......................................................      39,550,000                 --                --
     Change in bank overdraft.................................................              --             (2,000)            2,000
                                                                                 -------------         ----------         ---------
                      Net cash provided by (used in) financing
                           activities.........................................      39,522,000             (2,000)            2,000

                      Net increase (decrease) in cash and cash
                           equivalents........................................      30,200,000            (40,000)          (97,000)
Cash and cash equivalents at beginning of period..............................         133,000            173,000           270,000
                                                                                 -------------         ----------         ---------
Cash and cash equivalents at end of period....................................   $  30,333,000         $  133,000         $ 173,000
                                                                                 =============         ==========         =========

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

                  Investments in less than majority-owned entities over which the Company has significant influence are accounted for using the equity method of accounting. Investments in less than 20% owned business partners over

                        CHANGE TECHNOLOGY PARTNERS, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                           December 31, 2000 and 1999


                  which the Company does not have the ability to exercise significant influence or significant participating rights are accounted for using the cost method of accounting.

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

                      ASSET CLASSIFICATION              ESTIMATED USEFUL LIFE
                    ------------------------           -----------------------

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

                  The Company accounts for long-lived assets in accordance with the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." This statement establishes financial accounting and reporting standards for the impairment of long-lived assets, including certain identifiable intangibles, and goodwill related to those assets to be held and used, and for long-lived assets and certain identifiable intangibles to be disposed of. The Company reviews the carrying value of its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be fully recoverable. Recoverability of long-lived assets is assessed by a comparison of the carrying amount of the asset to the estimated future net cash flows expected to be generated by the asset. If estimated future net undiscounted cash flows are less than the carrying amount of the asset, the asset is considered impaired and an expense is recorded in an amount required to reduce the carrying amount of the asset to its the fair value, as determined by either an appraisal or cash flow analysis.

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

                  At December 31, 2000, outstanding warrants to purchase 41,250,000 shares of common stock with a weighted average exercise price of $0.63, and 4,600,000 outstanding options to purchase common stock with a weighted average exercise price of $1.21 were not included in the computation of diluted net loss per share because to do so would have had an antidilutive effect for the periods presented. Similarly, the computation of diluted net loss per share excludes the effect of 120,000,000 common shares issuable upon the conversion of convertible preferred stock, since their inclusion would have had an antidilutive effect. As a result, the basic and diluted net loss per share amounts are equal for all periods presented.

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

(3)      INVESTMENTS IN NON-CONSOLIDATED SUBSIDIARIES

         The following summarizes the Company's ownership interests in unconsolidated subsidiaries accounted for under the equity method or cost method of accounting as of December 31, 2000:

                        CHANGE TECHNOLOGY PARTNERS, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                           December 31, 2000 and 1999


                                                                      DECEMBER 31, 2000
                                                             CARRYING VALUE          COST BASIS
                                                           -----------------     -----------------
        Investment in Broadstream.com. Inc.                  $  4,768,000
             ("Broadstream") .............................                         $   6,500,000
        Investment in LiveSky, Incorporated                       125,000
             ("LiveSky") .................................                               125,000
                                                           -----------------     -----------------
                 Total                                       $  4,893,000          $   6,625,000
                                                           =================     =================

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

                        CHANGE TECHNOLOGY PARTNERS, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                           December 31, 2000 and 1999


         Condensed financial information for Broadstream is summarized as follows:

                                                                   DECEMBER 31,
                                                                       2000
                                                                   ------------
          Current assets                                              4,631,000
          Non-current assets                                          2,183,000
          Current liabilities                                          (439,000)
          Non-current liabilities                                            --
                                                                   ------------
                   Total stockholders' capital                        6,375,000

          Other stockholders' share of capital                        4,462,000
                                                                   ------------

          Company's share of capital                                  1,913,000
                                                                   ============

          Investment in Broadstream                                   4,768,000
                                                                   ============

                                                                    YEAR ENDED
                                                                   DECEMBER 31,
                                                                       2000
                                                                   ------------
          Operating revenues                                           $ 64,000
          Cost of revenues                                              (98,000)
          Operating expenses                                         (3,809,000)
          Other income (expense), net                                   185,000
                                                                   ------------

                   Net loss                                          (3,658,000)

          Other stockholders' share of net loss                      (2,561,000)
                                                                   ------------

          Company's share of net loss                                (1,097,000)

          Amortization of excess of investment over net equity
                                                                       (635,000)
                                                                   ------------

                   Equity in losses of unconsolidated affiliate      (1,732,000)
                                                                   ============

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

         On November 16, 2000, the Company terminated the Restricted Stock Agreements executed in conjunction with the Company's acquisition of majority voting control of eHotHouse which effectively removed the aforementioned restrictions. The Company recognized compensation expense totaling $2.2 million, from the date of issuance through the removal of the restrictions, and upon the removal of the aforementioned restrictions of the stock issued to the

                        CHANGE TECHNOLOGY PARTNERS, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                           December 31, 2000 and 1999


         Chief Executive Officer and the consultants, measured at the fair value of the stock on the date the restrictions were removed.

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

         The InSys acquisition is summarized as follows:



         Fair value of tangible assets acquired                  $1,006,000
         Fair value of identified intangible assets acquired        155,000
         Liabilities assumed                                       (294,000)
                                                                 ----------
                                                                 $   867,000
                                                                 ==========

         Cash paid, including acquisition costs of $200,000      $  867,000
         Less cash acquired                                              --
                                                                 ----------

                           Total transaction consideration       $  867,000
                                                                 ==========

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

                                                                    2000
                                                                (UNAUDITED)
                                                               -------------

                 Revenues                                      $   7,136,000
                                                               -------------

                 Net loss                                      $  (7,099,000)
                                                               -------------

                 Net loss attributable to common               $ (47,099,000)
                                                               ==============
(5)      RELATED PARTY TRANSACTIONS

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

(7)      PROPERTY AND EQUIPMENT

         Property and equipment consist of the following:

                                                                           DECEMBER 31
                                                                   ------------------------
                                                                      2000           1999
                                                                   ---------       --------
              Computer and office equipment                        $ 589,000      $      --
              Furniture and fixtures                                  98,000             --
              Leasehold improvements                                 101,000             --
                                                                   ---------       --------

                           Total property and equipment              788,000             --

              Less accumulated depreciation and amortization         278,000             --
                                                                   ---------       --------

                           Property and equipment, net             $ 510,000       $     --
                                                                   =========       ========

         Depreciation and amortization aggregated $10,000 for the year ended December 31, 2000.


(8)      ACCRUED EXPENSES

         Accrued expenses consist of the following:

                                                                           DECEMBER 31
                                                                   ------------------------
                                                                      2000           1999
                                                                   ---------       --------
              Accrued payroll and related expenses                 $ 287,000       $     --
              Accrued professional fees                              463,000             --
              Accrued other                                          167,000             --
                                                                   ---------       --------

                           Total                                   $ 917,000       $     --
                                                                   =========       ========

(9)      INCOME TAXES

         The tax effects of temporary differences that give rise to a significant portion of the net deferred income tax assets (liabilities) are as follows:

                        CHANGE TECHNOLOGY PARTNERS, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                           December 31, 2000 and 1999


                                                                                             DECEMBER 31
                                                                                      -------------------------
                                                                                          2000          1999
                                                                                      -----------    ----------
        Net deferred income tax assets (liabilities):
           Equity loss                                                                    693,000            --
           Equity based compensation                                                      277,000            --
           Net operating loss                                                           1,689,000       164,000
           Property and equipment                                                         (44,000)           --
           Intangibles                                                                   (570,000)           --
                                                                                      -----------    ----------
               Total net deferred income tax assets (liabilities)                       2,045,000       164,000
               Valuation allowance                                                     (2,045,000)     (164,000)
                                                                                      -----------    ----------
               Total net deferred income tax assets (liabilities)                              --            --
                                                                                      ===========    ==========

         For the year ended December 31, 2000, the benefit for income taxes differed from the amounts computed by applying the federal income tax rate of 34% to pretax loss as a result of the following:

                                                                                            $                %
                                                                                      -----------    ----------
        Expected Tax Benefit at U.S. Federal
            income tax rate                                                            (2,121,000)         34.0%
        State and local tax, net
            of                                                                           (364,000)          6.0%
            federal income tax effect
        Other                                                                             604,000         -10.1%
        Valuation allowance                                                             1,881,000         -29.9%
                                                                                      -----------    ----------
        Provision (benefit) for income taxes                                                   --           0.0%
                                                                                      ===========    ==========

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

(10)     STOCKHOLDERS' EQUITY

         On March 28, 2000, Arinco Computer Systems Inc. (the predecessor to the Company, see September 12, 2000 transaction below) was acquired by an investor group led by Pangea Internet Advisors, LLC. Prior to this transaction, neither Arinco Computer Systems, Inc., a public shell, or Pangea Internet Advisors, LLC were active or had substantive business operations. Investors purchased 4,000,000 shares of Series B Convertible Preferred Stock ("Series B Stock") for net proceeds to the Company of $39,450,000. Each share of Series B stock is convertible into 40 common shares, and the Series B stock, collectively, represents approximately 77% of the voting interest of the Company on a fully diluted basis. If by December 31, 2000 the Company's authorized common stock had not been increased to provide for the conversion of all Series B shares, holders of 50% of the Series B stock could require the Company to redeem all such Series B stock at $10 per share on demand. Accordingly, Series B stock was classified as temporary equity until shareholder approval was obtained to sufficiently increase the number of authorized common shares. However, as the Series B shareholders effectively controlled the Company, shareholder approval was perfunctory and, accordingly, the full deemed dividend was recognized immediately.

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

         On September 12, 2000, Arinco Computer Systems Inc. merged with and into the Company (f/k/a Pangea Internet, Inc.), a wholly owned subsidiary. All shareholders of Arinco Computer Systems Inc. became stockholders of the Company. Pursuant to the terms of the merger agreement, each outstanding share of Arinco Computer Systems Inc. common stock, Series A preferred stock and Series B preferred stock and warrants was converted into one share of common stock, Series A preferred stock, and Series B preferred stock and warrants, respectively, of the Company. As a result of the merger, the total number of shares of stock which the Company has authority to issue was increased to 505,000,000 shares, of which 500,000,000 are common stock, par value $0.01 per share and 5,000,000 are preferred stock, par value $0.10 per share. This transaction was accounted for as a transaction between companies under common control and therefore there was no adjustment to the historical basis of the assets and liabilities of Arinco Computer Systems Inc. Additionally, as a result of this transaction and the resulting increase in the number of authorized shares of common stock, the redemption feature on the Series B preferred shares was nullified and, accordingly, the Series B Preferred Stock was reclassified to stockholders equity.

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

         Information related to all Company stock options granted by the Company is as follows:

                                                                                                     WEIGHTED
                                                                                                     AVERAGE
                                                                                                     EXERCISE
                                                               WEIGHTED-AVERGE                       PRICE OF
                                                NUMBER OF         EXERCISE           OPTIONS          OPTIONS
                                                  SHARES           PRICE           EXERCISABLE      EXERCISABLE
                                               -------------    -------------     -------------     -----------
        Outstanding, December 31, 1998:
            Granted                                  --         $     --                --          $    --
            Exercised                                --               --                --               --
            Forfeited/canceled                       --               --                --               --
                                               -------------    -------------     -------------     -----------

        Outstanding, December 31, 1999:              --               --                --               --
            Granted                              4,600,000           1.21            400,000            0.50
            Exercised                                --               --                --               --
            Forfeited/canceled                       --               --                --               --
                                               -------------    -------------     -------------     -----------

        Outstanding, December 31, 2000            4,600,000     $    1.21            400,000        $   0.50


         The following table summarizes information about Company stock options outstanding at December 31, 2000:

                                          OPTIONS OUTSTANDING                         OPTIONS EXERCISABLE
                            -------------------------------------------------   -------------------------------
                                NUMBER        WEIGHTED-AVERAGE     WEIGHTED         NUMBER            WEIGHTED
                            OUTSTANDING AT      REMAINING          AVERAGE      EXERCISABLE AT        AVERAGE
                             DECEMBER 31,      CONTRACTUAL         EXERCISE      DECEMBER 31,         EXERCISE
        EXERCISES PRICES         2000              LIFE             PRICE            2000               PRICE
        -----------------   --------------    ---------------    -----------    --------------      -----------

            $ 0.50             1,600,000            9.5          $    0.50          400,000         $    0.50
              1.59             3,000,000            9.6               1.59            --                  --
                            --------------    ---------------    -----------    --------------      -----------

                               4,600,000            9.6          $    1.21          400,000         $    0.50
                            ==============    ===============    ===========    ==============      ===========

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

                                                                                   YEARS ENDED DECEMBER 31
                                                                     ----------------------------------------------
                                                                          2000             1999             1998
                                                                     -------------      ----------       ----------
                         Net income (loss) attributable to
                            common stockholders:
                            As reported                              $ (46,238,000)     $   (6,000)      $  589,000

                            Compensation expense for stock
                               Options                                    (498,000)             --               --
                                                                     -------------      ----------       ----------

                               Pro forma net income (loss)           $ (46,736,000)     $   (6,000)      $  589,000
                                                                     =============      ==========       ==========

                         Basic and diluted net income (loss) per
                            share as reported                        $       (1.31)     $       --       $     0.13
                                                                     -------------      ----------       ----------

                         Pro forma basic income (loss) per share     $       (1.32)     $       --       $     0.13
                                                                     =============      ==========       ==========

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

(11)     COMMITMENTS AND CONTINGENCIES

         OPERATING LEASES

         The Company leases its facilities under operating lease agreements. The following are the future minimum lease payments under non-cancelable operating leases as of December 31 ,2000:

                 2001                                $662,000
                 2002                                 626,000
                 2003                                 482,000
                 2004                                  76,000
                 2005                                  72,000
                 Thereafter                                --

                                                   $1,918,000

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

         In March 2001, the Company acquired Iguana Studios, a New York City based interactive agency, for approximately $3 million in cash and 5,000,000 shares of common stock. The business combination will be accounted for using the purchase method.

         The aforementioned transactions may result in recognition of additional intangible assets and related amortization from the date of consummation.

(14)     VALUATION AND QUALIFYING ACCOUNTS

                                                           ADDITIONS
                                                            CHARGED        ADDITIONS
                                         BALANCE AT         TO COSTS      INCLUDED IN                      BALANCE
                                         BEGINNING            AND         ACQUIRED NET                      AT END
         DESCRIPTION                     OF PERIOD          EXPENSES         ASSETS        DEDUCTIONS      OF PERIOD
         ----------------------------    ----------        ----------     ------------     ----------     ----------
         2000:
           Allowances for
           doubtful accounts ........    $    --          $    --         $    62,000      $   --         $ 62,000
         1999:
           Allowances for
           doubtful accounts ........    $    --          $    --         $        --      $   --         $     --
         1998:
           Allowances for
           doubtful accounts ........    $    --          $    --         $        --      $   --         $     --

                                BROADSTREAM, INC.
                          (A Development Stage Company)


                                      INDEX

                                                                            Page

Report of KPMG LLP, Independent Accountants....................................2

Balance Sheet as of December 31, 2000..........................................3

Statement of Operations for the year
ended December 31, 2000........................................................4

Statement of Stockholders' Deficit for the year
ended December 31, 2000........................................................5

Statement of Cash Flows for the year ended December 31, 2000...................6

Notes to Financial Statements..................................................7

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors
Broadstream, Inc.:


We have audited the accompanying balance sheet of Broadstream, Inc. (a development stage company) as of December 31, 2000 and the related statements of operations, stockholders' deficit and cash flows for the period from January 7, 2000 (inception) through December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Broadstream, Inc. (a development stage company) as of December 31, 2000 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Broadstream, Inc. (a development stage company) will continue as a going concern. As more fully described in note 1, the Company has incurred substantial operating losses and negative cash flows from operations to date and, due to its continued development needs, will require additional capital or financing. It is currently uncertain whether such capital will be available in the amounts needed or at the times required by the Company. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ KPMG LLP
------------------------
KPMG LLP
March 12, 2001
Los Angeles, California

                                BROADSTREAM, INC.
                          (A Development Stage Company)

                                  Balance Sheet

                                December 31, 2000


                                     ASSETS
Current assets:
     Cash and cash equivalents ................................. $   4,495,080
     Accounts receivable .......................................        13,553
     Prepaid expenses and other current assets .................       103,142
                                                                 -------------
                 Total current assets ..........................     4,611,775
Property and equipment, net ....................................     1,119,571
Capitalized software development costs .........................       703,264
Other assets ...................................................       360,416
                                                                 -------------
                                                                 $   6,795,026
                                                                 =============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities - accounts payable and accrued expenses .... $     439,385
                                                                 -------------
Series A convertible redeemable participating preferred stock,
    $.001 par value.  Authorized 12,000,000 shares; issued and outstanding 11,207,136 shares.  Liquidation preference and
    redemption value of $10,029,772 (note 6) ...................    10,029,772
Stockholders' deficit:  (note 6)
    Common stock, $.001 par value.  Authorized 50,000,000 shares;
      shares;
      issued and outstanding 11,444,634 shares .................        11,445
    Additional paid-in capital .................................       648,039
    Unearned compensation ......................................      (345,273)
    Deficit accumulated during the development stage ...........    (3,671,061)
    Stockholder notes receivable ...............................      (317,281)
                                                                 -------------
                  Total stockholders' deficit ..................    (3,674,131)


Commitments and contingencies (note 7)
                                                                 -------------
                                                                 $   6,795,026
                                                                 =============


See accompanying notes to financial statements.

                                BROADSTREAM, INC.
                          (A Development Stage Company)

                             Statement of Operations

        Period from January 7, 2000 (inception) through December 31, 2000


Revenues ....................................................... $      64,253
                                                                 -------------
Operating expenses:
     Cost of revenues ..........................................        98,091
     Sales and marketing .......................................        78,771
     General and administrative ................................     3,144,741
     Stock-based compensation ..................................       434,114
     Depreciation and amortization .............................       179,725
                                                                 -------------

                  Loss from operations .........................    (3,871,189)

Interest income, net
 ...............................................................       200,128
                                                                 -------------
                  Net loss .....................................   (3,671,061)

Preferred dividend upon conversion of notes payable into Series
   A convertible redeemable participating preferred shares .....        15,018

Accrual of dividends on Series A convertible redeemable
   participating preferred shares ..............................       477,608
                                                                 -------------

Net loss attributable to common stockholders ................... $  (4,163,687)
                                                                 =============

Net loss per share - basic and diluted ......................... $       (0.39)
                                                                 =============

Weighted-average common shares outstanding - basic and diluted .    10,709,381
                                                                 =============

See accompanying notes to financial statements.

                                BROADSTREAM, INC.
                          (A Development Stage Company)
                       Statement of Stockholders' Deficit

        Period from January 7, 2000 (inception) through December 31, 2000

                                                                                                                         DEFICIT
                                                                  COMMON STOCK           ADDITIONAL                    DURING THE
                                                             ----------------------        PAID-IN       UNEARNED      DEVELOPMENT
                                                               SHARES      AMOUNT          CAPITAL     COMPENSATION        STAGE
                                                             ----------  ----------      ----------    ------------    -----------
Issuance of 10 million shares to founders on
    January 30, 2000 at $.005 per share for total
    cash proceeds of $52,773 .............................. 10,000,000   $    10,000        42,773            --            --

Issuance of warrants in conjunction with convertible notes          --            --        18,772            --            --

Preferred dividend upon conversion of convertible debt
   into redeemable preferred shares .......................         --            --       (15,018)           --            --
Transfer of shares by founder .............................         --            --        75,000       (75,000)           --
Issuance of 835,214 shares to employees on June 28,
    2000 at $.01 per share for total proceeds of $8,352,
    which consists of cash proceeds of $3,386 and
    stockholder notes receivable of $4,966 ................    835,214           835       249,729      (242,212)           --

Sale of shares/issuance of stock options by founder .......         --            --       456,162      (199,692)           --
Issuance of 674,383 shares to a member of the Board of
    Directors on August 1, 2000 at $.30 per share for
    total Proceeds of $202,315 in the form of
    a stockholder note Receivable .........................    674,383           675       201,640            --            --
Issuance of 200,000 shares to a nonemployee on December
    29, 2000 at $.55 per share for total proceeds of
    $110,000 in the form of a stockholder note receivable .    200,000           200       109,800            --            --
Issuance of warrants ......................................         --            --         6,013            --            --
Amortization of unearned compensation .....................         --            --            --       171,631            --
Cancelation of founder shares .............................   (264,963)         (265)      (19,224)           --            --
Accrual of redeemable preferred dividend ..................         --            --      (477,608)           --            --
Net loss                                                            --            --            --            --    (3,671,061)
                                                           -----------   -----------   -----------   -----------   -----------
Balance at December 31, 2000 .............................. 11,444,634   $    11,445       648,039      (345,273)   (3,671,061)
                                                           ===========   ===========   ===========   ===========   ===========

                                                                STOCKHOLDER
                                                                    NOTES         STOCKHOLDERS'
                                                                 RECEIVABLE         DEFICIT
                                                                -----------       ------------
Issuance of 10 million shares to founders on
    January 30, 2000 at $.005 per share for total
    cash proceeds of $52,773 ..............................             --            52,773

Issuance of warrants in conjunction with convertible notes              --            18,772

Preferred dividend upon conversion of convertible debt
   into redeemable preferred shares .......................             --           (15,018)
Transfer of shares by founder .............................             --                --
Issuance of 835,214 shares to employees on June 28,
    2000 at $.01 per share for total proceeds of $8,352,
    which consists of cash proceeds of $3,386 and
    stockholder notes receivable of $4,966 ................         (4,966)            3,386
                                                                                 $     4,966
Sale of shares/issuance of stock options by founder .......             --           256,470
Issuance of 674,383 shares to a member of the Board of
    Directors on August 1, 2000 at $.30 per share for
    total Proceeds of $202,315 in the form of
    a stockholder note Receivable .........................       (202,315)               --
Issuance of 200,000 shares to a nonemployee on December
    29, 2000 at $.55 per share for total proceeds of
    $110,000 in the form of a stockholder note receivable .       (110,000)               --
Issuance of warrants ......................................             --             6,013
Amortization of unearned compensation .....................             --           171,631
Cancelation of founder shares .............................             --           (19,489)
Accrual of redeemable preferred dividend ..................             --          (477,608)
Net loss ..................................................             --        (3,671,061)
                                                               -----------       -----------
Balance at December 31, 2000 ..............................       (317,281)       (3,674,131)
                                                               ===========       ===========

See accompanying notes to financial statements.

                                BROADSTREAM, INC.
                          (A Development Stage Company)

                             Statement of Cash Flows

        Period from January 7, 2000 (inception) through December 31, 2000

Cash flows from operating activities:
     Net loss .........................................................................   $(3,671,061)
     Adjustments to reconcile net loss to net cash used in operating activities:
        Depreciation and amortization .................................................       179,725
        Stock-based compensation expense ..............................................       434,114
        Warrants issued for interest expense in conjunction with convertible
        notes .........................................................................         3,754
        Accrued interest converted to shares of Series A convertible
        redeemable participating preferred stock ......................................         2,164
        Changes in operating assets and liabilities:
           Accounts receivable ........................................................       (13,553)
           Prepaid expenses and other current assets ..................................      (103,142)
           Other assets ...............................................................      (360,416)
           Accounts payable and accrued expenses ......................................       439,385
                                                                                          -----------
                    Net cash used in operating activities .............................    (3,089,030)
                                                                                          -----------
Cash flows from investing activities:
     Purchase of property and equipment ...............................................    (1,299,296)
     Software development costs .......................................................      (703,264)
                                                                                          -----------
                    Net cash used in investing activities .............................    (2,002,560)
                                                                                          -----------
Cash flows from financing activities:
     Proceeds from notes payable ......................................................       600,000
     Repayment of notes payable .......................................................      (250,000)
     Proceeds from Series A convertible redeemable participating preferred
     stock issuance ...................................................................     9,200,000
     Retirement of common stock .......................................................       (19,489)
     Proceeds from sale of common stock ...............................................        56,159
                                                                                          -----------
                    Net cash provided by financing activities .........................     9,586,670
                                                                                          -----------
                    Net increase in cash and cash equivalents .........................     4,495,080
Cash and cash equivalents at beginning of period ......................................            --
                                                                                          -----------
Cash and cash equivalents at end of period ............................................   $ 4,495,080
                                                                                          ===========
Supplemental disclosure of cash flow information: Cash paid during the period for:
        Income taxes ..................................................................   $        --
        Interest ......................................................................         8,274
                                                                                          ===========
Supplemental disclosure of noncash financing activities:
     Conversion of notes payable and accrued interest into shares of Series A
     redeemable participating preferred stock .........................................   $   334,982
     Preferred dividend upon conversion of notes payable into shares of Series
     A redeemable participating preferred stock .......................................        15,018
     Issuance of stockholder notes receivable upon issuance of common stock ...........       317,281
     Accrual of dividends on Series A convertible redeemable participating
     preferred stock ..................................................................       477,608
                                                                                          ===========

See accompanying notes to financial statements.

                                BROADSTREAM, INC.
                          (A Development Stage Company)

                        Notes to the Financial Statements
                                December 31, 2000


(1)     ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        (a)       ORGANIZATION AND NATURE OF OPERATIONS

                  Broadstream.com, Inc. (the Company) was incorporated in the state of Delaware on January 7, 2000 (inception) and changed its name to Broadstream, Inc. as of December 20, 2000. The Company is developing technology that provides metrics and quality assurance to customers that transmit streaming media over the Internet.

         (b)      BASIS OF PRESENTATION

                  The accompanying financial statements are presented in accordance with Statement of Financial Accounting Standards
                  (SFAS) No. 7, ACCOUNTING AND REPORTING BY DEVELOPMENT STAGE ENTERPRISES. According to SFAS No. 7, an enterprise shall be considered to be in the development stage if it is devoting substantially all of its efforts to establishing a new business and planned principal operations have not commenced. As a development stage enterprise, the Company is devoting most of its efforts to activities such as financial planning, raising capital, research and development, acquiring property, plant, equipment, recruiting and training personnel, developing markets, and starting up production.

         (c)      GOING CONCERN

                  The Company has financed its operations primarily through sales of preferred stock. The Company has experienced significant losses and negative cash flows from operations since its inception. Due to its continued development, it has experienced increased capital needs. The Company's ability to continue as a going concern is dependent upon raising additional financing through a registered public offering or private equity sources. Should the Company be required to delay or reduce expenditures, it may not be able to fund its expansion, promote its brand, take advantage of acquisition or collaborative opportunities, develop or enhance services or respond to competitive pressures. The conditions described above raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

         (d)      CASH AND CASH EQUIVALENTS

                  The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

         (e)      DEPRECIATION AND AMORTIZATION

                  Depreciation and amortization of property and equipment is calculated using the straight-line method over the estimated useful lives of the related assets, generally ranging from three to five years.

                                BROADSTREAM, INC.
                          (A Development Stage Company)

                        Notes to the Financial Statements
                                December 31, 2000


         (f)      REVENUE RECOGNITION

                  The Company generated revenue from services provided in conjunction with live Web events. The Company recognized revenue upon the completion of the events and fulfillment of all obligations related to the services.

         (g)      RESEARCH AND DEVELOPMENT COSTS

                  Research and development costs are expensed as incurred.

         (h)      CAPITALIZED SOFTWARE DEVELOPMENT COSTS

                  The Company accounts for software development costs for internal use in accordance with Statement of Position 98-1, ACCOUNTING FOR THE COSTS OF COMPUTER SOFTWARE DEVELOPED OR OBTAINED FOR INTERNAL USE. Accordingly, the Company expenses costs incurred in the preliminary project stage and, thereafter, capitalizes costs incurred in the developing or obtaining of internal use software. Certain costs, such as maintenance and training, are expensed as incurred. Capitalized costs are amortized over a period of three years.

         (i)      INCOME TAXES

                  The Company accounts for income taxes under the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

         (j)      STOCK-BASED COMPENSATION

                  The Company has adopted SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to apply the provisions of APB Opinion No. 25 and provide pro forma net income disclosures for employee stock option grants made in future years as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123. Additionally, the Company accounts for stock-based compensation in accordance with Interpretation No. 44, ACCOUNTING FOR CERTAIN TRANSACTIONS INVOLVING STOCK COMPENSATION, which is an interpretation of APB Opinion No.
                  25. The Company accounts for stock options issued to nonemployees in accordance with SFAS No. 123, which requires entities to recognize as expense over the service period the fair value of all stock-based awards on the date of grant and Emerging Issues Task Force 96-18 (EITF 96-18), ACCOUNTING FOR EQUITY INSTRUMENTS THAT ARE ISSUED TO OTHER THAN EMPLOYEES FOR ACQUIRING, OR IN CONJUNCTION WITH

                                BROADSTREAM, INC.
                          (A Development Stage Company)

                        Notes to the Financial Statements
                                December 31, 2000


                  SELLING, GOODS OR SERVICES, which addresses the measurement date and recognition approach for such transactions.

                  The Company records expense related to fixed stock-based awards over the vesting period of the award.

         (k)      CONCENTRATIONS OF CREDIT RISK

                  The Company's financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents. The Company's cash and cash equivalents are maintained in federally insured financial institutions and quality financial institutions and issuers. The Company has not experienced any losses on these accounts to date.

         (l)      IMPAIRMENT OF LONG-LIVED ASSETS

                  The Company's long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the net carrying amount may not be recoverable. When these events occur, the Company measures impairment by comparing the carrying value of the long-lived assets to the estimated discounted future cash flows expected to result from use of the assets and their eventual disposition. If the sum of the expected discounted future cash flows is less than the carrying amount of the assets, the Company would recognize an impairment loss. The Company determined that, as of December 31, 2000, there had been no impairment in the carrying value of its long-lived assets.

         (m)      FAIR VALUES OF FINANCIAL INSTRUMENT

                  The carrying amounts of financial instruments, which include cash, accounts receivable and accounts payable and accrued expenses, approximate fair value because of the short maturity of these instruments.

         (n)      LOSS PER COMMON SHARE

                  The Company computes net loss per share in accordance with SFAS No. 128, EARNINGS PER SHARE, and Securities and Exchange Commission Staff Accounting Bulletin No. 98. SFAS No. 128 requires companies with complex equity structures to present basic and diluted earnings per share (EPS). Basic EPS is measured as the income or loss available to common shareholders divided by the weighted-average outstanding common shares for the period. Diluted EPS is similar to basis EPS but presents the dilutive effect on a per share basis of potential common shares (e.g., redeemable securities, options, etc.) as if they had been converted at the beginning of the period presented. Potential common shares that have an antidilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from diluted EPS. The diluted loss per share for the period ended December 31, 2000 excludes 3.6 million potential common shares as their inclusion would be antidilutive.

         (o)      USE OF ESTIMATES

                  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported

                                BROADSTREAM, INC.
                          (A Development Stage Company)

                        Notes to the Financial Statements
                                December 31, 2000


                  amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         (p)      COMPREHENSIVE LOSS

                  The Company has no significant components of other comprehensive loss, and accordingly, the comprehensive loss is the same as the net loss for the period ended December 31, 2000.

         (q)      RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

                  SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, as amended by SFAS No. 137, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES - DEFERRAL OF THE EFFECTIVE DATE OF FASB STATEMENT NO. 133, and SFAS No. 138, ACCOUNTING FOR CERTAIN DERIVATIVE INSTRUMENTS AND CERTAIN HEDGING ACTIVITIES, are effective as of January 1, 2001. SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities measured at fair value. The accounting for changes in fair value of a derivative depends on the use of the derivative. Adoption of these new accounting standards on January 1, 2001 will not have an impact on the Company's financial statements.

                  In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101, REVENUE RECOGNITION IN FINANCIAL STATEMENTS. SAB No. 101, the implementation of which was required for the fourth quarter of the year ended December 31, 2000, provides the following criteria for revenue recognition: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred or services have been rendered, (3) the seller's price to the buyer is fixed or determinable and (4) collectibility is reasonably assured. The adoption of this pronouncement did not have an impact on the Company's financial statements for the period ended December 31, 2000.

(2)      PROPERTY AND EQUIPMENT

         Property and equipment is stated at cost and is summarized as follows as of December 31, 2000:

                  Computers and equipment                        $   1,290,044
                  Furniture and fixtures                                 9,252
                                                                 -------------
                                                                     1,299,296
                  Accumulated depreciation and
                     amortization                                     (179,725)
                                                                 -------------

                           Property and equipment, net           $   1,119,571
                                                                 =============

(3)      NOTES PAYABLE

         From March 2000 through June 2000, the Company issued convertible notes payable in the amount of $600,000 to third parties. The notes bore interest at 10% per annum and were due upon

                                BROADSTREAM, INC.
                          (A Development Stage Company)

                        Notes to the Financial Statements
                                December 31, 2000


         the closing of an equity financing transaction. Upon the sale of the Series A convertible redeemable participating preferred stock in June 2000, the Company repaid $250,000 of the notes, and the remaining $334,982, net of the unamortized value assigned to the warrants, as well as accrued interest of $2,164, was converted into shares of the Series A convertible redeemable participating preferred stock at $.852 per share.

         In conjunction with the issuance of the notes, the Company issued 93,860 warrants to purchase common stock which were valued at $18,772, of which $3,754 was recorded as interest expense during the period ended December 31, 2000. The remaining $15,018 was recorded as a preferred dividend upon the issuance of the Series A convertible redeemable participating preferred stock in June 2000.

(4)      INCOME TAXES

         Income taxes for the period ended December 31, 2000 differ from the amount computed using the federal income tax rate of 34% as a result of the following:

                  Computed expected tax benefit                  $  (1,248,161)
                  State and local taxes, net of federal benefit       (334,365)
                  Meals and entertainment                                6,215
                  Change in valuation allowance                      1,576,311
                                                                 -------------

                           Total tax benefit                     $          --
                                                                 =============

         The Company's significant deferred tax assets and liabilities, as determined under the provisions of SFAS No. 109, ACCOUNTING FOR INCOME TAXES, as of December 31, 2000 are as follows:

                                BROADSTREAM, INC.
                          (A Development Stage Company)

                        Notes to the Financial Statements
                                December 31, 2000


                  Deferred tax assets:
                     Net operating loss carryforwards            $   1,644,895
                     Depreciation                                       21,223
                     Amortization                                          716
                     Accrued vacation                                   24,267
                     Stock compensation expense                        183,929
                                                                 -------------

                           Total deferred tax assets                 1,875,030

                     Less valuation allowance                       (1,576,311)
                                                                 -------------

                           Net deferred tax assets                     298,719
                                                                 -------------

                  Deferred tax liability:
                     Research and development expenses                 280,141
                     Federal impact of state net operating
                       loss carryforward                                18,578
                                                                 -------------

                           Total deferred tax liability                298,719
                                                                 -------------

                           Net deferred tax assets               $          --
                                                                 =============

         At December 31, 2000, the Company had net operating loss carryforwards totaling approximately $3,812,874 for federal income tax purposes expiring beginning in 2020 and California state net operating losses of $3,942,507 expiring beginning in 2010. Due to the uncertainty surrounding the realization of the benefits of its tax attributes, including net operating loss carryforwards in future tax returns, the Company has recorded a valuation allowance against its deferred tax assets as of December 31, 2000 of $1,576,311.

         The Internal Revenue Code of 1986 substantially restricts the ability of a corporation to utilize existing net operating losses and credits in the event of an "ownership change." Therefore, the Company's net operating loss carryforwards for federal income tax purposes may be limited due to changes in ownership.

         In assessing the potential realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the Company attaining future taxable income during the periods in which those temporary differences become deductible.

                                BROADSTREAM, INC.
                          (A Development Stage Company)

                        Notes to the Financial Statements
                                December 31, 2000


(5)      STOCKHOLDERS' DEFICIT

         (a)      AUTHORIZED SHARES

                  The Company has authorized 50 million shares of common stock, 30 million shares of which are designated voting shares and 20 million shares of which are designated nonvoting shares, and 25 million shares of preferred stock, 12 million shares of which are designated Series A convertible redeemable participating preferred shares.

         (b)      COMMON STOCK

                  In January 2000, the Company issued 10 million shares to the founders of the Company for total proceeds of $52,773.

                  In June 2000, the Company issued 835,214 shares of common stock to employees for proceeds of $8,352, which were in the form of cash of $3,386 and notes receivable of $4,966. The notes receivable are secured by the shares of common stock, are due on June 1, 2005 and bear interest at 7% per annum.

                  In August 2000, the Company issued 674,383 shares of common stock to a member of the Board of Directors for proceeds of $202,315, which was in the form of a note receivable. The note receivable is due July 31, 2005 and bears interest at 7% per annum.

                  In December 2000, the Company issued 200,000 shares of common stock to a nonemployee for proceeds of $110,000, which is in the form of a note receivable. The note receivable is due January 1, 2006 and bears interest at 7% per annum.

                  During 2000, the Company canceled 200,000 of one of the founder's shares, which are reserved for future stock option grants. Additionally, in November 2000, the Company retired 64,963 shares of common stock held by a founder for $19,489.

                  Of the 11,444,634 shares of common stock outstanding as of December 31, 2000, 5,609,420 of the shares have voting rights and 5,835,214 of the shares are nonvoting.

         (c)      SERIES A CONVERTIBLE REDEEMABLE PARTICIPATING PREFERRED STOCK

                  In June 2000, the Company issued 11,207,136 shares of Series A convertible redeemable participating preferred stock (Series A Preferred) for total proceeds of $9,552,164, which consisted of cash proceeds of $9.2 million, the conversion of notes payable in the amount of $334,982, a preferred dividend of $15,018 which represented the unamortized value of warrants issued in connection with the convertible debt and accrued interest of $2,164.

                  The holders of the Series A Preferred shall receive a 9% annual dividend, which shall accrue whether or not declared. These dividends are payable in preference to any dividends to common stockholders. Such dividends are mandatorily payable upon a liquidation of the Company or upon conversion of the Series A Preferred shares into common shares. The holders of the Series A Preferred also have the option, in the event of a majority vote of the Series A Preferred holders, to redeem the shares on June 28, 2005. The redemption value shall be the price paid per share plus a 10% cumulative return. The Company has accrued

                                BROADSTREAM, INC.
                          (A Development Stage Company)

                        Notes to the Financial Statements
                                December 31, 2000


                  $477,608 for the 10% return on the Series A Preferred shares for the period ended December 31, 2000, resulting in a carrying amount and redemption value of $10,029,772 as of December 31, 2000.

                  In the event of a liquidation of the Company as defined in the Amended and Restated Articles of Incorporation, the holders of the Series A Preferred shares shall be entitled to the amount paid per share plus any accrued unpaid dividends. The holders of the Series A Preferred shares have liquidation preference over the common shares.

                  The holders of the Series A Preferred shares may convert their shares into common shares at any time. The Series A Preferred shares shall be converted into common shares automatically upon an initial public offering. The initial conversion price is $.86 per share, which is subject to adjustment based on the occurrence of certain capital events.

                  The Series A Preferred shares have voting rights as if converted into voting common shares.

         (d)      WARRANTS

                  In June 2000, the Company issued 93,860 warrants to purchase common shares in conjunction with the issuance of notes payable which were convertible into equity. The warrants are exercisable at $.17 per share, expire May 2010 through June 2010 and were valued at $18,772 using the Black-Scholes option-pricing model.

                  In December 2000, the Company issued 66,815 warrants to purchase common shares in exchange for services. The warrants are exercisable at $.30 per share, expire in December 2005 and were valued at $6,013, using the Black-Scholes option-pricing model. The Company recorded the fair value of $6,013 as stock-based compensation during the period ended December 31, 2000, as the services have been performed.

                  The following assumptions were used in estimating the fair value of the warrants: (i) expected volatility of 10%, (ii) weighted-average risk-free rate of 5% and (iii) a contractual life of ten years for the warrants granted in June 2000 and five years for the warrants granted in December 2000. No warrants were exercised during 2000. As of December 31, 2000, there were 160,675 warrants outstanding at a weighted-average exercise price of $.22.

                                BROADSTREAM, INC.
                          (A Development Stage Company)

                        Notes to the Financial Statements
                                December 31, 2000


(6)      STOCK OPTIONS AND STOCK-BASED AWARDS

         The Company's 2000 Stock Option/Stock Issuance Plan (the Plan) provides for the grant of up to 3,150,000 shares of nonvoting common stock or options to purchase nonvoting common stock to employees, members of the Board of Directors and independent consultants of the Company. Options and shares granted under the Plan generally vest over periods of up to four years, and the options expire no later than ten years from the date of grant. The Company accounts for grants to employees in accordance with the provisions of APB Opinion No. 25, Interpretation No. 44 and related interpretations. The Company accounts for grants to nonemployees in accordance with SFAS No. 123 and EITF 96-18.

         A summary of stock option activity under the Plan for the period ended December 31, 2000 is as follows:

                                                           OPTIONS OUTSTANDING
                                                        ------------------------
                                                                    WEIGHTED-
                                                        NUMBER OF    AVERAGE
                                                         SHARES   EXERCISE PRICE
                                                         ------   --------------

         Outstanding options at January 7, 2000                 --   $   --
         Granted                                         2,269,383      .32
         Exercised                                        (874,383)     .36
         Canceled                                           (5,000)     .30
                                                         ---------   ------

         Outstanding options at December 31, 2000        1,390,000      .30
                                                         =========   ======

         If the Company had elected to recognize compensation cost based on the fair value at the date of grant, consistent with the method as prescribed by SFAS No. 123, net loss for the period ended December 31, 2000 would have changed to the pro forma amounts indicated below.

                           Net loss:
                             As reported          $  3,671,061
                             Pro forma               3,680,000
                                                  ============

         The weighted-average fair value of options granted under the Plan in 2000 was $.06 per option. The fair value was determined using the minimum-value pricing model with the following assumptions: risk-free interest rate of 5%, expected dividend yield of 0% and an expected life of five years.

                                BROADSTREAM, INC.
                          (A Development Stage Company)

                        Notes to the Financial Statements
                                December 31, 2000


         The following table summarizes options outstanding for the period ended December 31, 2000:

                                    OPTIONS OUTSTANDING              OPTIONS EXERCISABLE
                        -----------------------------------------   ---------------------
                                        WEIGHTED-
                                         AVERAGE        WEIGHTED-               WEIGHTED-
          RANGE OF       NUMBER OF      REMAINING       AVERAGE                  AVERAGE
          EXERCISE        OPTIONS      CONTRACTUAL      EXERCISE    NUMBER OF   EXERCISE
           PRICE        OUTSTANDING        LIFE          PRICE        SHARES     PRICE

         $      .30      1,390,000        9.62       $     .30          --      $   --
         ==========      =========        ====       =========        ====      ======

         In June 2000, the founders of the Company transferred 250,000 shares of common stock to an employee of the Company. The fair value of the shares was $75,000, which is being recognized over the service period. The Company recorded stock-based compensation expense related to these shares of $34,677 during the period ended December 31, 2000.

         In June 2000, the Company issued 835,214 shares of common stock to employees of the Company for total proceeds less than the fair value of the shares. The excess of the fair value over the amount paid for the shares was $242,212, which is being recognized over the service period. The Company recorded stock-based compensation expense related to these shares of $111,993 during the period ended December 31, 2000.

         In June 2000, a founder of the Company sold 688,593 shares of his common stock to a member of the Board of Directors for $20,000. The excess of the fair value of the shares over the purchase price of $186,578 was recorded as stock-based compensation expense during the period ended December 31, 2000. Additionally, the founder granted an option to this individual to purchase 2,065,781 of the founder's shares at an exercise price of $.01 per share. The options vest over periods of up to four years. One-third of the options are related to services provided by the individual as a member of the Board of Directors; consequently, these grants are accounted for under APB 25. The fair value of these options was $199,692, of which $24,961 was recorded as stock-based compensation expense for the period ended December 31, 2000. Another one-third of the options are related to services as a nonemployee and, consequently, are accounted for in accordance with SFAS No. 123 and EITF 96-18. Under EITF 96-18, a measurement date has not occurred for these options; thus, they are being treated as variable instruments and shall be marked-to-market up through the measurement date. The fair value of these option grants was $199,692, of which $69,892 was recorded as stock-based compensation expense during the period ended December 31, 2000. Another one-third of the options are dependent on the occurrence of specific events which have not yet occurred. Consequently, there is no measurement date as of December 31, 2000 and no expense has been recorded. As of December 31, 2000, 86,074 of these options were vested, and the remaining contractual life of the options was 4.6 years.

         The options accounted for under SFAS No. 123 and EITF 96-18 were valued using the Black-Scholes option-pricing model, using the following assumptions were: (i) expected volatility of 10%, (ii) weighted-average risk-free rate of 5% and (iii) a contractual life of five years.

                                BROADSTREAM, INC.
                          (A Development Stage Company)

                        Notes to the Financial Statements
                                December 31, 2000


         In August 2000, the Company issued 200,000 shares of common stock for consulting services to be provided. These share grants shall be accounted for in accordance with SFAS No. 123 and EITF 96-18. Under EITF 96-18, a measurement date has not occurred for these shares; thus, they are being treated as variable instruments and shall be marked-to-market up through the measurement date. The fair value did not exceed the purchase price on the date of issuance, and accordingly, there was no stock-based compensation expense recorded during the period ended December 31, 2000.

(7)      COMMITMENTS

         Future minimum lease payments under operating leases for facilities and certain equipment are as follows as of December 31, 2000:

                           2001                 $   338,047
                           2002                     411,578
                           2003                     420,769
                           2004                     429,237
                           2005                     430,464
                           Thereafter                71,999
                                                -----------
                                Total           $ 2,102,094
                                                ===========


         Rent expense under operating leases for the period ended December 31, 2000 was $102,587.

         Future commitments under employment agreements are as follows as of December 31, 2000:

                           2001                 $   325,000
                           2002                     325,000
                           2003                     162,500
                                                -----------

                                Total           $   812,500
                                                ===========

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:    May 9, 2001

                           Change Technology Partners, Inc.

                           By:         /s/ Matthew Ryan
                              ---------------------------------------
                              Name:    Matthew Ryan
                              Title:   President and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         SIGNATURE                      TITLE                         DATE
         ---------                      -----                         ----

/s/ Matthew Ryan                  Chief Executive Officer,          May 9, 2001
-----------------------------     President and Director
Matthew Ryan                      (Principal Executive Officer)

/s/ Robert Westerfield            Executive Vice President,         May 9, 2001
-----------------------------     Chief Operating Officer, Chief
Robert Westerfield                Financial Officer and Treasurer
                                  (Principal Financial Officer
                                  and Principal Accounting
                                  Officer)

                                  Chairman of the Board of
-----------------------------     Directors
Michael Gleason

/s/ William Avery                 Director                          May 9, 2001
-----------------------------
William Avery

/s/ James Dubin                   Director                          May 9, 2001
-----------------------------
James Dubin

                                  Director
-----------------------------
William Lipner

/s/ Jordan H. Rednor              Director                          May 9, 2001
-----------------------------
Jordan H. Rednor

                                  Director
-----------------------------
Gary Wendt

                                  EXHIBIT LIST
                                  ------------

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