Form 10-Q
period 2001-03-31
CHANGE TECHNOLOGY PARTNERS INC
filed 2001-05-14
CIK 356591

CHANGE TECHNOLOGY PARTNERS, INC.
                                AND SUBSIDIARIES

     Notes to Unaudited Interim Condensed Consolidated Financial Statements
                                 March 31, 2001

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarter ended March 31, 2001

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ____ to ____

                         COMMISSION FILE NUMBER: 0-13347

                        CHANGE TECHNOLOGY PARTNERS, INC.
             (Exact name of registrant as specified in its charter)

         DELAWARE                                      06-1582875
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

         537 STEAMBOAT ROAD, GREENWICH, CONNECTICUT       06830
(Address of principal executive offices)                (Zip Code)

                                 (203) 661-6942
                (Issuer's telephone number, including area code)

                                       N/A
                                 --------------
              (Former names, former address and former fiscal year,
                          if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

The number of shares of the issuer's common stock outstanding on May 11, 2001 was approximately 128,542,639.

                                TABLE OF CONTENTS


                         PART I - FINANCIAL INFORMATION

ITEM 1 - CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

         Condensed Consolidated Balance Sheets as of March 31, 2001 (unaudited)
         and December 31, 2000 ..............................................  2

         Condensed Consolidated Statements of Operations for the three months ended March 31, 2001 (unaudited) and 2000 ...................  3

         Consolidated Statements of Stockholders' Equity for the three months ended March 31, 2001 (unaudited).............................  4

         Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2001 (unaudited) and 2000....................  5

         Notes to Unaudited Interim Condensed Consolidated Financial
         Statements .........................................................  6

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND  RESULTS OF OPERATIONS............................. 12

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK ......... 16


                           PART II - OTHER INFORMATION


ITEM 1 - LEGAL PROCEEDINGS................................................... 17

ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS........................... 17

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES..................................... 17

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS................. 17

ITEM 5 - OTHER INFORMATION................................................... 17

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K.................................... 17

ITEM 7 - SIGNATURES.......................................................... 20

                         PART I. - FINANCIAL INFORMATION

ITEM 1 - CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS:

                        CHANGE TECHNOLOGY PARTNERS, INC.
                                AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets
                (in thousands except share and per share amounts)

                                                                 MARCH 31,        DECEMBER 31,
                                                                   2001               2000
                                                              ---------------    ---------------
                                                                (Unaudited)
                                     ASSETS
Cash and cash equivalents...................................  $    24,549               30,333
Accounts receivable, net of allowances of $133 and $62
    at March 31, 2001 and December 31, 2000, respectively...        1,120                  839
Unbilled receivables........................................          181                   --
Prepaid expenses and other current assets...................          617                  219
                                                              -----------           ----------
                  Total current assets......................       26,467               31,391

Investments in unconsolidated subsidiaries..................        4,080                4,893
Property and equipment, net.................................        1,649                  510
Purchased intangible assets, net............................       10,533                1,531
Other assets................................................          541                  251
                                                              -----------           ----------
                  Total assets..............................  $    43,270               38,576
                                                              ===========           ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable............................................  $       441                  347
Accrued expenses............................................        1,434                  917
Deferred revenues...........................................           55                   79
Loan payable................................................           36                   36
Capital lease obligation....................................           54                   --
                                                              -----------           ----------
                   Total current liabilities................        2,020                1,379

Long term portion of loan payable...........................           15                   15
Capital lease obligation, less current portion..............          104                   --
                                                              -----------           ----------
                  Total liabilities.........................        2,139                1,394

Stockholders' equity:
    Preferred stock:
       Series A - $.06 per share cumulative, convertible
       share-for-share into common stock; $.10 par value;
       500,000 shares authorized, 645 and 3,000 shares
       issued and outstanding at March 31, 2001 and
       December 31, 2000, respectively, with an aggregate
       liquidation preference of $1 at March 31, 2001.......           --                   --

       Series B - convertible into common on a 1:40 basis;
       $.10 par value; 4,000,000 shares authorized, 1,655,600
       and 3,000,000 shares issued and outstanding at March 31,
       2001 and December 31, 2000, respectively, with an aggregate
       liquidation preference of $16,556 at March 31, 2001..          166                  300

    Common stock - $.01 par value; 500,000,000 shares authorized,
    109,037,368 and 44,959,000 shares issued and outstanding at
    March 31, 2001 and December 31, 2000, respectively......        1,090                  449

    Additional paid-in capital...............................      96,140               86,821
    Deferred compensation....................................      (1,623)              (1,787)
    Accumulated deficit......................................     (54,642)             (48,601)
                                                              -----------           ----------
                  Total stockholders' equity.................      41,131               37,182
                                                              -----------           ----------
                  Total liabilities and stockholders' equity. $    43,270               38,576
                                                              ===========           ==========

See accompanying notes to unaudited condensed consolidated financial statements.

                        CHANGE TECHNOLOGY PARTNERS, INC.
                                AND SUBSIDIARIES

            Unaudited Condensed Consolidated Statements of Operations
                (in thousands except share and per share amounts)

                                                                        THREE MONTHS ENDED
                                                                             MARCH 31,
                                                               -------------------------------------
                                                                     2001                 2000
                                                               ----------------      ---------------
Revenues....................................................   $      1,874                   --
Cost of revenues, including amortization of purchased
   intangibles of $315......................................          2,052                   --
                                                               ------------          -----------
                  Gross loss................................           (178)                  --

Operating expenses:
Selling, general, and administrative expenses exclusive of
     equity based compensation of $2,629 in 2001............          2,784                    4
    Equity based compensation...............................          2,629                   --
                                                               ------------          -----------
                  Total operating expenses..................          5,413                    4

                  Loss from operations......................         (5,591)                  (4)

Other income (expense):
    Interest and dividend income............................            366                   --
    Interest expense........................................             (3)                  --
    Equity in losses of unconsolidated affiliate............           (813)                  --
                                                               ------------          -----------
                   Net loss.................................         (6,041)                  (4)

Deemed dividend attributable to issuance of Series B
     convertible preferred stock............................
                                                                         --              (40,000)
                                                               ------------          -----------

                   Net loss attributable to
                        common stockholders.................
                                                               $     (6,041)             (40,004)
                                                               ============          ===========

Weighted average common shares outstanding,
     basic, and diluted.....................................     52,793,361            6,276,681
                                                               ============          ===========

Basic and diluted net loss per common share.................   $      (0.11)               (6.37)
                                                               ============          ===========

See accompanying notes to unaudited condensed consolidated financial statements.

                        CHANGE TECHNOLOGY PARTNERS, INC.
                                AND SUBSIDIARIES

            Unaudited Consolidated Statements of Stockholders' Equity
                        Three Months Ended March 31, 2001
                             (Dollars in thousands)

                                        SERIES A                   SERIES B                                    ADDITIONAL
                                     PREFERRED STOCK           PREFERRED STOCK            COMMON STOCK          PAID-IN
                                  SHARES        AMOUNT       SHARES       AMOUNT       SHARES       AMOUNT      CAPITAL
                                  ------        ------       ------       ------       ------       ------      -------
Balance at December 31, 2000 ...    3,000     $      --     3,000,000     $    300   44,959,000     $    449    $ 86,821

Amortization of deferred
     compensation ..............       --            --            --           --           --           --          --

Acquisition of Iguana
  Studios, Inc. ................       --            --            --           --     5,000,000          50       4,631

Settlement of stock award to
  CEO of eHotHouse, Inc. .......       --            --            --           --     3,144,494          31       2,434

Acquisition of outstanding
    minority interest of
    eHotHouse, Inc. ............       --            --            --           --     2,155,519          22       2,658

Conversion of series A
  preferred shares to common ...   (2,355)           --            --           --         2,355          --          --
Conversion of series B
  preferred shares to common ...       --            --    (1,344,400)        (134)   53,776,000         538        (404)

Net loss .......................       --            --            --           --            --          --          --
                                 -----------------------------------------------------------------------------------------

Balance at March 31, 2001 ......      645     $      --     1,655,600     $    166   109,037,368    $  1,090    $ 96,140


                                                                TOTAL
                                  DEFERRED    ACCUMULATED    STOCKHOLDERS'
                                 COMPENSATION   DEFICIT        EQUITY
                                 ------------   -------        ------

 Balance at December 31, 2000 .. $    (1,787)   $ (48,601)    $  37,182

 Amortization of deferred
      compensation .............         164           --           164

 Acquisition of Iguana
 Studios, Inc. .................          --           --         4,681

 Settlement of stock award to
   CEO of eHotHouse, Inc. ......          --           --         2,465

 Acquisition of outstanding
     minority interest of
     eHotHouse, Inc. ...........          --           --         2,680

 Conversion of series A
 preferred shares to common ....          --           --            --
 Conversion of series B
 preferred shares to common ....          --           --            --

 Net loss ......................          --       (6,041)       (6,041)
                                 -------------------------------------------

 Balance at March 31, 2001 ..... $    (1,623)   $ (54,642)    $  41,131

See accompanying notes to unaudited condensed consolidated financial statements.

                        CHANGE TECHNOLOGY PARTNERS, INC.
                                AND SUBSIDIARIES

     Notes to Unaudited Interim Condensed Consolidated Financial Statements
                                 March 31, 2001


                        CHANGE TECHNOLOGY PARTNERS, INC.
                                AND SUBSIDIARIES
            Unaudited Condensed Consolidated Statements of Cash Flows
                             (Dollars in thousands)

                                                                        THREE MONTHS ENDED
                                                                             MARCH 31,
                                                               -------------------------------------
                                                                     2001                 2000
                                                               ----------------      ---------------
Cash flows from operating activities:
     Net loss...............................................   $     (6,041)                  (4)
     Adjustments to reconcile net loss to net cash used in
     operating activities:
         Depreciation and amortization......................            580                   --
         Provision for doubtful accounts....................             56
         Equity based compensation..........................          2,629                   --
         Equity in losses of unconsolidated subsidiary......            813                   --
         Changes in operating assets and liabilities,
            net of acquisitions:
           Accounts receivable..............................            304                    1
           Unbilled receivables.............................            (79)                  --
           Prepaid expenses and other assets................           (335)                  --
           Deferred revenue.................................           (171)                  --
           Accounts payable and accrued liabilities.........             (4)                 557
                                                               ------------          -----------
                  Net cash (used in) provided by operating
                    activities .............................         (2,248)                 554

    Cash flows from investing activities:
       Purchase of property and equipment...................           (560)                  --
       Cash paid for acquisitions, net of cash acquired.....         (2,973)                  --
                                                               ------------          -----------
                  Net cash used in investing activities.....         (3,533)                  --

    Cash flows from financing activities:
       Principal payments under capital leases..............             (3)                  --
       Issuance of Series B preferred stock and warrants,
            net of offering costs...........................             --               39,450
                                                               ------------          -----------
                  Net cash provided by (used in)
                    financing activities ...................             (3)              39,450

                  Net increase (decrease) in cash and
                    cash equivalents .......................         (5,784)              40,004

Cash and cash equivalents at beginning of period............   $     30,333                  133
                                                               ------------          -----------

Cash and cash equivalents at end of period..................    $    24,549               40,137
                                                               ============          ===========

See accompanying notes to unaudited condensed consolidated financial statements.

                        CHANGE TECHNOLOGY PARTNERS, INC.
                                AND SUBSIDIARIES

     Notes to Unaudited Interim Condensed Consolidated Financial Statements
                                 March 31, 2001


                        CHANGE TECHNOLOGY PARTNERS, INC.
                                AND SUBSIDIARIES

     Notes to Unaudited Interim Condensed Consolidated Financial Statements
                                 March 31, 2001


(1)      DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Change Technology Partners, Inc. and its subsidiaries (collectively, the "Company") is the provider of a broad range of professional consulting services, including e-services and technology strategy, online branding, web architecture and design, systems integration, systems architecture and outsourcing. The Company services clients throughout the United States with offices in New York, Connecticut, Maryland and New Jersey.

Arinco Computer Systems, Inc., the predecessor to the Company was incorporated on March 31, 1978. However, the Company formally commenced implementation of its business plan on June 15, 2000.

At March 31, 2001, the Company's consolidated subsidiaries are as follows:

         o        InSys Technology, Inc.
         o        RAND Interactive Corporation
         o        Iguana Studios, Inc.
         o        eHotHouse, Inc.

INTERIM RESULTS

The accompanying unaudited condensed consolidated balance sheet as of March 31, 2001 and the accompanying unaudited consolidated statements of operations, cash flows and stockholders' equity for the periods ended March 31, 2001 and 2000 have been prepared by the Company. In the opinion of management, the accompanying condensed consolidated financial statements have been prepared on the same basis as the annual audited financial statements and contain all adjustments, which include only normal recurring adjustments, considered necessary for a fair presentation of the Company's financial position, results of operations and cash flows at the dates and for the periods presented in conformity with accounting principles generally accepted in the United States applicable to interim periods.

While the Company believes that the disclosures presented are adequate to make the information not misleading, these condensed consolidated financial statements should be read in conjunction with the audited financial statements and related notes for the year ended December 31, 2000, which are contained in the Company's Annual Report on Form 10-K. The results for the three month period ended March 31, 2001 are not necessarily indicative of the results to be expected for the full fiscal year or for any future periods.

PRINCIPLES OF CONSOLIDATION

The accompanying unaudited consolidated financial statements include the accounts of Change Technology Partners, Inc. and its majority-owned and controlled subsidiaries from the date of acquisition (see note 3). All significant intercompany transactions and balances have been eliminated in consolidation. Investments in less than majority-owned entities over which the Company has significant influence are accounted for using the equity method.

                        CHANGE TECHNOLOGY PARTNERS, INC.
                                AND SUBSIDIARIES

     Notes to Unaudited Interim Condensed Consolidated Financial Statements
                                 March 31, 2001


Since the Company was the only contributor of capital to a majority owned subsidiary, eHotHouse, Inc., ("eHotHouse") and the minority interest holders had no obligation to provide additional capital, 100% of those losses were included in the Company's results for the period prior to the Company's acquisition of the outstanding minority interest in February, 2001.

REVENUE RECOGNITION

Revenues are recognized for fixed price arrangements in the period services are rendered using the percentage-of-completion method, based on the percentage of costs incurred to date to total estimated projects costs, provided collection of the resulting receivable is probable and no significant obligations remain. The cumulative impact of any revision in estimates of the cost to complete and losses on projects in process are reflected in the period in which they become known and, if necessary, the Company accrues for losses on specific projects in the period determined.

Revenues are recognized for time and materials based arrangements in the period when the underlying services are rendered, provided collection of the resulting receivable is probable and no significant obligations remain.

The Company generally enters into short-term, project specific contracts with its clients who are generally billed in the same period in which services are rendered. If services are rendered in advance of billings, the Company records and presents the related amounts as unbilled revenue. If amounts are received in advance of services being performed, the amounts are recorded and presented as deferred revenues. Revenues exclude reimbursable expenses charged to customers.

COST OF REVENUES

Cost of revenues consists primarily of compensation of billable employees, travel, subcontractor costs, and other costs directly incurred in the delivery of services to clients. Billable employees are full time employees and subcontractors whose time is spent servicing client projects. Also included in Cost of Revenues on the Statement of Operations for the year ended December 31, 2000, is the amortization of purchased intangible assets, representing the value of customer relationships and workforces acquired.

SIGNIFICANT CUSTOMERS AND CONCENTRATION OF CREDIT RISK

Financial instruments that subject the Company to credit risks consist primarily of cash and cash equivalents, and trade accounts receivable. Cash and cash equivalents consist of deposits, money market funds, and investments in short term "AAA" rated debt instruments. The Company performs ongoing credit evaluations, generally does not require collateral, and establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of customers, historical trends, and other information. To date, such losses have been within management's expectations.

                        CHANGE TECHNOLOGY PARTNERS, INC.
                                AND SUBSIDIARIES

     Notes to Unaudited Interim Condensed Consolidated Financial Statements
                                 March 31, 2001


BASIC AND DILUTED NET LOSS PER COMMON SHARE

Basic net loss per common share excludes the effect of potentially dilutive securities and is computed by dividing net income or loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted net loss per share adjusts for the effect of convertible securities, warrants and other potentially dilutive financial instruments only in the periods in which such effect would have been dilutive.

At March 31, 2001, outstanding warrants to purchase 41,250,000 shares of common stock with a weighted average exercise price of $0.63 per share, and 6,281,888 outstanding options to purchase common stock with a weighted average exercise price of $1.06 per share were not included in the computation of diluted net loss per share because to do so would have had an antidilutive effect for the periods presented. Similarly, the computation of diluted net loss per share excludes the effect of 66,224,645 common shares issuable upon the conversion of convertible preferred stock, since their inclusion would have had an antidilutive effect. As a result, the basic and diluted net loss per share is equal for all periods presented.

SEGMENT REPORTING

Although the Company offers, largely through its acquired businesses, a wide variety of professional consulting services such as e-services, technology services and systems integration, management does not manage its operations by these product offerings, but instead views the Company as one operating segment when making business decisions, with one operating decision maker, the Chief Executive Officer. The Company manages its operations as a cross-disciplinary integrated solutions provider, which attempts to bring forth a coordinated service offering to its clients.

NEW ACCOUNTING PRONOUNCEMENTS

In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an Amendment of FASB Statement No. 133." SFAS No. 138 was issued to address a limited number of issues causing implementation difficulties for entities that apply SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," issued in June 1998. SFAS No. 133 and SFAS No. 138 require that all derivatives be measured at fair value and recognized as assets or liabilities on the balance sheet. Changes in the fair value of derivatives should be recognized in either net income (loss) or other comprehensive income (loss), depending on the designated purpose of the derivative. The Company adopted SFAS No. 133 and SFAS No. 138 in the first quarter of 2001. Adoption of these pronouncements did not have a material impact on the Company's results of operations, cash flows or financial position.

(2)      INVESTMENTS IN UNCONSOLIDATED SUBSIDIARIES

The following summarizes the Company's ownership interests in unconsolidated subsidiaries accounted for under the equity method or cost method of accounting as of March 31, 2001 (in thousands):

                        CHANGE TECHNOLOGY PARTNERS, INC.
                                AND SUBSIDIARIES

     Notes to Unaudited Interim Condensed Consolidated Financial Statements
                                 March 31, 2001


                                                    MARCH 31, 2001
                                                -----------------------
                                                CARRYING         COST
                                                 VALUE           BASIS
                                                --------        ------

     Investment in Broadstream, Inc. ........   $  3,955         6,500
     Investment in LiveSky, Inc. ............        125           125
                                                --------        ------
         Total ..............................   $  4,080         6,625
                                                ========        ======

INVESTMENT IN BROADSTREAM, INC.

In June 2000, the Company purchased 7,626,165 shares of Series A Convertible Redeemable Preferred Stock of Broadstream, Inc. ("Broadstream"), representing an approximately 30% equity interest (calculated on a fully-diluted basis) and approximately 47% voting interest, in exchange for $6.5 million. Broadstream is a streaming media management services company that delivers fault tolerant distribution services for streaming media content and data. The investment in Broadstream is being accounted for under the equity method. The Company's proportionate share of Broadstream's net loss, totaling $1,592,000 from the date of investment through March 31, 2001, and the amortization of the excess of cost over the Company's proportionate interest in the underlying equity, totaling $953,000 from the date of investment through March 31, 2001, is included in equity in losses of affiliate in the accompanying consolidated statement of operations.

(3)      ACQUISITIONS

ACQUISITION OF EHOTHOUSE

On September 15, 2000, the Company acquired majority voting control of eHotHouse pursuant to a transaction where eHotHouse issued Series A Convertible Participating Preferred Stock to the Company in exchange for $3 million in cash and a covenant, by the Company, to issue 6,374,502 of its shares of common stock as directed by eHotHouse. The operations of eHotHouse prior to acquisition were deminimus, and the fair value of the identifiable net assets at the time of acquisition approximated $0. Such transactions fully eliminate in consolidation and do not impact the consolidated financial statements of the Company. No consideration was provided to the existing shareholders of eHotHouse in the transaction. Accordingly, this transaction effectively represented the initial capitalization of eHotHouse and no goodwill was recorded. The business combination was accounted for using the purchase method.

In February 2001, the Company acquired the chief executive officer's (of the Company and eHotHouse) shares of eHotHouse common stock in exchange for approximately $182,000 in cash and 3,144,494 shares of Company common stock. This transaction was accounted for as the settlement of a prior stock award and, accordingly, the Company recognized $2.6 million in related compensation expense, representing the excess of the fair value of the cash and Company shares issued as settlement over the fair value of the eHotHouse shares on the original date of grant. Of this amount, $2.5 million, representing

                        CHANGE TECHNOLOGY PARTNERS, INC.
                                AND SUBSIDIARIES

     Notes to Unaudited Interim Condensed Consolidated Financial Statements
                                 March 31, 2001


the stock portion of the settlement, is included in equity based compensation in the accompanying statement of operations for the three months ended March 31, 2001.

Also in February 2001, the Company acquired the remaining outstanding minority interest of its subsidiary, eHotHouse, for 2,155,519 shares of the Company's common stock valued at $2.7 million and approximately $218,000 in cash. The acquisition was accounted for using the purchase method of accounting and accordingly, the purchase price was allocated to the pro rata portion of tangible and intangible assets acquired on the basis of their respective fair values on the date of acquisition. Of the total purchase price, approximately $2.9 million was allocated to identified intangible assets, primarily the assembled workforce. The fair value of acquired intangible assets was capitalized and is being amortized over the estimated useful life of three years. Related amortization for the three months ended March 31, 2001 totaled $162,000.

ACQUISITION OF INSYS TECHNOLOGIES, INC.

On October 18, 2000, eHotHouse acquired substantially all of the operating assets and assumed certain liabilities of InSys Technology, Inc. ("InSys"), a provider of systems integration services in exchange for $0.9 million in cash including acquisition costs. The business combination was accounted for using the purchase method.

ACQUISITION OF RAND INTERACTIVE CORPORATION

On November 30, 2000, eHotHouse acquired all of the issued and outstanding common stock of RAND Interactive Corporation ("RAND"), a leading provider of media and technical services in exchange for $0.7 million of eHotHouse common stock and $0.7 million in cash including acquisition costs. The business combination was accounted for using the purchase method.

ACQUISITION OF IGUANA STUDIOS, INC.

In March 2001, the Company acquired Iguana Studios, Inc. ("Iguana") a New York City based interactive agency, for approximately $2.8 million in cash, including acquisition costs, 5,000,000 shares of the Company's common stock valued at approximately $3.7 million, and replacement options to purchase 1,681,888 shares of Company common stock, which vested upon the change in control, valued at approximately $1.0 million. The business combination was accounted for using the purchase method.

The Company is in the process of finalizing its estimates that will be used in the assignment of the Iguana purchase price to identified intangible and tangible assets acquired and liabilities assumed. At March 31, 2001, these estimates are not completed, and the entire Iguana excess purchase price has been included within intangible assets in the accompanying unaudited condensed balance sheet and has been amortized using an estimated useful life of three years.

                        CHANGE TECHNOLOGY PARTNERS, INC.
                                AND SUBSIDIARIES

     Notes to Unaudited Interim Condensed Consolidated Financial Statements
                                 March 31, 2001


A one-year difference in the estimated useful life of the Iguana excess purchase price would increase or decrease the annual amortization expense by approximately $1.1 million or $0.5 million, respectively. Amortization expense for the period from December 31, 2000 to March 31, 2001 was $183,000.

PRO FORMA FINANCIAL INFORMATION (UNAUDITED)

The following unaudited pro forma information is presented as if the Company had completed the above acquisitions as of January 1, 2000 and includes amortization of related intangible assets resulting from the acquisition. The unaudited pro forma information is not necessarily indicative of what the results of operations would have been had the acquisitions taken place at those dates or of the future results of operations (in thousands).

                                                  THREE MONTHS ENDED MARCH 31,
                                                  ----------------------------
                                                     2001          2000
                                                  ----------------------------
                                                       (unaudited)

     Revenues                                     $  2,361      $   4,017
                                                  ========      =========

     Net loss                                     $ (6,802)     $    (726)
                                                  ========      =========

     Net loss attributable to common stockholders $ (6,802)     $ (40,726)
                                                  ========      =========

(4)      RELATED PARTY TRANSACTIONS

During the period ended March 31, 2001, the Company incurred legal fees in connection with certain transactions and other matters in the normal course of business. A portion of these services were provided by a firm of which a member of the Board of Directors of the Company is a Partner. Fees paid to this firm totaled approximately $173,000 in the three months ended March 31, 2001.

Additionally, during the year ended March 31, 2001, the Company incurred management and investment advisory service fees in connection with identifying, evaluating, negotiating, and managing investment opportunities for the Company. These services were provided by a firm of which a member of the Board of Directors of the Company is affiliated. Fees paid to this firm totaled approximately $195,000 in the three months ended March 31, 2001.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following discussion should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and notes and with the Company's audited Consolidated Financial Statements and accompanying notes for the fiscal year ended December 31, 2000. Certain statements contained within this discussion constitute forward-looking statements. See "Special Note Regarding Forward Looking Statements."

OVERVIEW

The Company is a provider of a broad range of professional consulting services, including e-services and technology strategy, online branding, web architecture and design, systems integration, systems architecture and outsourcing. The Company services clients throughout the United States with offices in New York, Connecticut, Maryland and New Jersey.

The Company derives its revenues from services performed under one of two pricing arrangements: time-and-materials and fixed price. The services performed under either of these arrangements are substantially identical.

Revenues are recognized for fixed price arrangements as services are rendered using the percentage-of-completion method, based on the percentage of costs incurred to date to total estimated project costs, provided collection of the resulting receivable is probable. The cumulative impact of any revision in estimates of the costs to complete and losses on projects in process are reflected in the period in which they become known and, if necessary, the Company accrues for losses in the period determined.

Revenues are recognized for time and materials based arrangements in the period when the underlying services are rendered, provided collection of the resulting receivable is probable and no significant obligations remain.

Provisions for estimated project specific losses on both types of contracts are made during the period in which such losses become probable and can be estimated. To date, such losses have not been significant. The Company reports revenue net of reimbursable expenses.

Agreements entered into in connection with time-and-materials projects are generally terminable by the client upon 30-days' prior written notice, and clients are required to pay the Company for all time, materials and expenses incurred by the Company through the effective date of termination. Agreements entered into in connection with fixed-fee projects are generally terminable by the client upon payment for work performed and the next progress payment due. If clients terminate existing agreements or if the Company is unable to enter into new agreements, the Company's business, financial condition and results of operations could be materially and adversely affected. In addition, because a proportion of the Company's expenses are relatively fixed, a variation in the number of client engagements can cause significant variations in operating results from quarter to quarter.

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

The Company's costs consist primarily of compensation and related costs of personnel dedicated to customer assignments. Project personnel costs also include fees paid to subcontractors for work performed in connection with projects and non-reimbursed travel expenses.

The Company's selling, general and administrative costs consist primarily of compensation and related costs of the management and administrative functions, including finance and accounting, marketing, human resources and internal information technology, the costs of the Company's facilities and other general corporate expenses.

The Company' equity based compensation expense is comprised of the deferred compensation associated with the grant of stock options to the Company's Chief Executive Officer and Board of Directors. Cost is measured as the difference between the exercise price of options granted and the fair market value of the underlying stock on the date of measurement. Such cost is being recognized as expense over the vesting period of the options. Also included in equity based compensation is the cost associated with 3,144,494 shares of Company common stock issued as partial consideration in exchange for the Chief Executive Officer's shares of eHotHouse common stock. Such cost is measured as the excess of the fair value of the Company shares issued as settlement over the fair value of the eHotHouse shares on the original date of grant. The Company incurred approximately $2,629,000 in equity based compensation expense during the three months ended March 31, 2001.

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

EHOTHOUSE. On February 21, 2001, the Company acquired the remaining outstanding interests in eHotHouse, and merged eHotHouse with a newly formed, wholly owned subsidiary of the Company. The Company acquired this minority interest for approximately 2.2 million shares of the Company, valued at approximately $2.7 million, and $0.2 million in cash. The acquisition was accounted for using the purchase method of accounting.

IGUANA. On March 1, 2001, the Company acquired all outstanding shares of Iguana, a leading provider of media and technical services, in exchange for approximately $2.8 million in cash, including acquisition costs, 5,000,000 shares of Company common stock, valued at approximately $3.7 million, and replacement options to purchase 1,681,888 shares of Company common stock valued at approximately $1.0 million. The acquisition was accounted for using the purchase method of accounting.

The Company is in the process of finalizing valuations that will be used in the assignment of the Iguana purchase price to identified intangible and tangible assets acquired and liabilities assumed, and to goodwill. At March 31, 2001, this valuation was not completed, and the entire Iguana excess purchase price has been included within intangible assets in the accompanying balance sheet. The asset is being amortized using a useful life of three years, the estimated blended useful life of the excess purchase price.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THREE MONTHS ENDED MARCH 31, 2000

The Company commenced its new business strategy in the spring of 2000 and began its primary operations in the fall of 2000 concurrent with its acquisition of majority control of eHotHouse. To date, the Company has been engaged primarily in establishing and organizing its new business.

REVENUES. Revenues increased from $0 in the three months ended March 31, 2000 to $1,874,000 in the three months ended March 31, 2001. The increase is a result of the contribution to revenues of acquired companies' revenue streams. Additionally, revenues increased from $1,364,000 in the three-month period ended December 31, 2000 to $1,874,000 in the three-month period ended March 31, 2001, primarily because of the acquisition of Iguana.

COST OF REVENUES. Cost of revenues consists principally of costs directly incurred in the delivery of services to clients, primarily consisting of compensation of billable employees. Billable employees are full time employees and sub-contractors whose time spent working on client projects is charged to that client at agreed-upon rates. Billable employees are our primary source of revenue. Such costs increased from $0 in the three months ended March 31, 2000 to $2,052,000 in the three months ended March 31, 2001, or 109% of revenues. This increase is a result of the contribution to such costs of acquired companies' direct personnel and related costs. Additionally, cost of revenues increased from $1,119,000 in the three-month period ended December 31, 2000 to $2,052,000 in the three-month period ended March 31, 2001.

In connection with our acquisition of InSys, RAND, and Iguana, the Company recorded intangible assets representing the value ascribed to the customer lists and assembled workforces of the acquired companies. The aggregate amortization of these intangible assets, totaled $315,000 for the three months ended March 31, 2001 and is included in cost of revenues. The Company anticipates that future amortization of intangibles will continue over their estimated useful lives of three years until fully amortized. It is likely that the Company will continue to expand its business through acquisitions and internal development. Any additional acquisitions or impairment of purchase intangibles could result in additional merger and acquisition related costs.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses consist primarily of compensation and related benefits, professional services fees, facilities costs, and advertising and promotional costs. Selling, general administrative expenses increased from $4,000 in the three months ended March 31, 2000 to $2,784,000 in the three months ended March 31, 2001. The increase was primarily the result of increased compensation, increased professional services fees and increases in other costs associated with the growth of our business and operations. We expect selling, general and administrative expenses to increase in absolute dollars as we hire additional personnel.

EQUITY IN LOSSES OF UNCONSOLIDATED AFFILIATES. Equity in losses of unconsolidated affiliates was $0 in the three months ended March 31, 2000 and $813,000 in the three months ended March 31, 2001. Equity in losses of unconsolidated affiliates resulting from the Company's minority ownership in Broadstream has been accounted for under the equity method of accounting. Under the equity method of accounting, the Company's proportionate share of Broadstream's operating losses and amortization of the Company's net excess investment over its equity in Broadstream's net assets is included in equity in losses of unconsolidated affiliates.

INTEREST AND DIVIDEND INCOME. Interest and dividend income was $0 in the three months ended March 31, 2000 and $366,000 in the three months ended March 31, 2001. The increase in interest income was attributable to interest earned on cash and cash equivalents primarily from the net proceeds from the Company's sale of Series B convertible preferred stock in March 2000. Interest income in future periods may fluctuate as a result of the average cash we maintain and changes in the market rates of our cash equivalents, and we expect that the average cash balance may decrease as we continue to grow.

INCOME TAXES. The Company has available estimated net operating loss carryforwards for income tax purposes of approximately $8,750,000 through the period ended March 31, 2001, which expire on various dates from 2001 through 2021. A valuation allowance has been established due to uncertainty whether the Company will generate sufficient taxable earnings to utilize the available net operating loss carryforwards. A portion of the Company's net operating loss carryforwards may also be limited due to significant changes in ownership under
Section 382 of the Tax Reform Act of 1986.

LIQUIDITY AND CAPITAL RESOURCES

On March 28, 2000, an investor group led by Pangea Internet Advisors, LLC purchased 4,000,000 shares of Series B convertible preferred stock for net proceeds to the Company of approximately $39,450,000 in cash. Also on March 28, 2000, certain other investors purchased warrants to purchase 41,250,000 shares of common stock for $100,000.

The Company had $24,549,000 in cash and cash equivalents available as of March 31, 2001. The Company used $5,784,000 to fund operations, finance acquisitions and make strategic investments during the three months ended March 31, 2001.

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

The Company invests predominantly in instruments that are highly liquid, investing grade securities that have maturities of less than 45 days.

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

Certain statements in this report, including information appearing under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). The Company desires to take advantage of certain "Safe Harbor" provisions of the Reform Act and is including this special note to enable the Company to do so. Forward-Looking Statements involve known and unknown risks, uncertainties, and other factors, which could cause the Company's actual results, performance (financial or operating) or achievements to differ materially from the future results, performance (financial or operating) or achievements expressed or implied by such Forward-Looking Statements. Such risks, uncertainties and other factors include, among others:

         o the Company's clients may not adopt an internet business model;

         o the Company is still in an early stage of development and may not be able to implement its business strategy;

         o the Company has a limited operating history so it will be difficult to predict the Company's future performance;

         o the Company is not currently profitable and expects to incur future losses;

         o the Company must successfully complete and integrate acquisitions to continue its growth;

         o the Company's success depends on its ability to retain its key personnel;

         o the Company does not have long-term contracts with clients and needs to establish relationships with new clients;

         o the Company operates in a highly competitive market with low barriers to entry; and

         o the Company's revenues could be harmed if growth in the use of the internet does not occur.

As a result, no assurance can be given as to future results, levels of activity or achievements.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

The primary objective of the Company's investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, the Company maintains its portfolio of cash, cash equivalents and money market funds.

As of March 31, 2001, the Company held cash and cash equivalents with an average maturity of 45 days or less.

                           PART II. OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

The Company is subject to certain legal claims and is involved in litigation from time to time in the ordinary course of its business. It is the Company's opinion that it either has adequate legal defenses to such claims or that any liability that might be incurred due to such claims will not, in the aggregate, exceed the limits of the Company's insurance policies or otherwise result in any material adverse effect on the Company's operations or financial position.

ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5 - OTHER INFORMATION

None.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a) The following exhibits are incorporated by reference to other documents previously filed with the Commission:

2.1 Agreement and Plan of Merger of CTPI Acquisition Corp. with and into eHotHouse, Inc., dated February 5, 2001 (filed as an exhibit to the Registrant's Annual Report on Form 10-K, dated March 27, 2001 and incorporated herein by reference).

2.2 Agreement and Plan of Merger among Change Technology Partners, Inc., Iguana Studios I, Inc., and Iguana Studios, Inc., dated March 1, 2001 (filed as an exhibit to the Registrant's Report on Form 8-K dated March 14, 2001 and incorporated herein by reference).

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

4.1 Form of stock certificate for common stock (filed as an exhibit to the Registrant's Annual Report on Form 10-K, dated March 27, 2001 and incorporated herein by reference).

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

10.3 Amended and Restated Business Opportunity Allocation and Miscellaneous Services Agreement by and between Change Technology Partners, Inc., FG II Ventures, LLC and Pangea Internet Advisors LLC, dated as of November 10, 2000 (filed as an exhibit to the Registrant's Annual Report on Form 10-K, dated March 27, 2001 and incorporated herein by reference).

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

10.11 Employment Agreement entered into by and between Change Technology Partners, Inc. and Kathleen Shepphird dated as of November 10, 2000 (filed as an exhibit to the Registrant's Annual Report on Form 10-K, dated March 27, 2001 and incorporated herein by reference).

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

19.1 Change Technology Partners, Inc. Annual Report on Form 10-K, dated March 27, 2001 (filed as an exhibit to the Registrant's Annual Report on Form 10-K dated March 27, 2001, and incorporated herein by reference).

         (b)      Reports on Form 8-K:

         The Registrant filed a Current Report on Form 8-K on January 26, 2001 reporting matters under Item 9, Regulation FD Disclosure. The Registrant also filed two Current Reports on Form 8-K on February 7, 2001 and one Current Report on Form 8-K on March 14, 2001 reporting matters under Item 2, Acquisition or Disposition of Assets and Item 7, Financial Statements and Exhibits. The Registrant also filed a Form 8-K dated February 20, 2001 reporting matters under Item 7, Financial Statements and Exhibits.

                                   SIGNATURES

                  In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                  Dated:   May 14, 2001



                                   CHANGE TECHNOLOGY PARTNERS, INC.


                                   By:  /s/ Robert Westerfield
                                        ----------------------------------
                                        Robert Westerfield
                                        Chief Operating Officer, Chief Financial
                                        Officer, Treasurer and Executive Vice
                                        President