Form 10-Q
period 2001-08-31
CHANGE TECHNOLOGY PARTNERS INC
filed 2001-09-04
CIK 356591

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarter ended June 30, 2001

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

                                      N/A
              (Former names, former address and former fiscal year,
                          if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

The number of shares of the issuer's common stock outstanding on August 31, 2001 was approximately 157,334,362.

                                TABLE OF CONTENTS

                         PART I - FINANCIAL INFORMATION

ITEM 1 - CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

          Condensed Consolidated Balance Sheets as of June 30, 2001
          (unaudited) and December 31, 2000....................................2

          Condensed Consolidated Statements of Operations for the three months ended June 30, 2001 and 2000 (unaudited)......................3

          Condensed Consolidated Statements of Operations for the six
          months ended June 30, 2001 and 2000 (unaudited)......................4

          Consolidated Statements of Stockholders' Equity for the six
          months ended June 30, 2001 (unaudited)...............................5

          Condensed Consolidated Statements of Cash Flows for the six
          months ended June 30, 2001 and 2000 (unaudited)......................6

          Notes to Unaudited Interim Condensed Consolidated Financial
          Statements...........................................................8

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND  RESULTS OF OPERATIONS..............................17

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK ..........23


                           PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS....................................................24

ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS............................24

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES......................................24

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..................24

ITEM 5 - OTHER INFORMATION....................................................24

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K.....................................24

ITEM 7 - SIGNATURES...........................................................27

                       PART I. - FINANCIAL INFORMATION
        ITEM 1. - CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS:
                        CHANGE TECHNOLOGY PARTNERS, INC.
                                AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets
                (in thousands except share and per share amounts)
                              JUNE 30, DECEMBER 31,

                                                                                      2001                 2000
                                                                                 ---------------     -----------------
                                                                                  (Unaudited)
                       ASSETS
Cash and cash equivalents, including restricted cash of $200..................   $       17,809                30,333
Accounts receivable, net of allowances of $120 and $62
    at June 30, 2001 and December 31, 2000, respectively......................            1,214                   839
Unbilled receivables..........................................................               97                   --
Related party receivable......................................................              293                   --
Notes receivable..............................................................              167                   --
Prepaid expenses and other current assets.....................................              842                   219
                                                                                 ---------------     -----------------
                   Total current assets.......................................           20,422                31,391

Investments in unconsolidated subsidiaries....................................            1,819                 4,893
Property and equipment, net...................................................            1,822                   510
Purchased intangible assets and goodwill, net.................................           10,186                 1,531
Notes receivable, excluding current portion...................................              333                   --
Other assets..................................................................              585                   251
                                                                                 ---------------     -----------------
                   Total assets...............................................   $       35,167                38,576
                                                                                ===============     =================

                   LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable..............................................................   $          680                   347
Accrued expenses..............................................................            1,399                   917
Deferred revenues.............................................................              128                    79
Loan payable..................................................................               34                    36
Capital lease obligation......................................................               89                   --
                                                                                 ---------------     -----------------
                   Total current liabilities..................................            2,330                 1,379

Long term portion of loan payable.............................................              112                    15
Capital lease obligation, less current portion................................              165
                                                                                                                  --
Deferred rent.................................................................               12
                                                                                                                  --
                                                                                 ---------------     -----------------
                   Total liabilities..........................................            2,619                 1,394

Stockholders' equity:
   Preferred stock:
     Series A - $.06 per share cumulative, convertible share-for-share into common stock; $.10 par value; 500,000 shares authorized, 645 and 3,000 shares issued and outstanding at June 30, 2001 and December 31, 2000,
     respectively with an aggregate liquidation preference of $1                          --                      --

     Series B - convertible into common on a 1:40 basis; $.10 par value;
     4,000,000 shares authorized, 0 and 3,000,000 shares issued and
     outstanding at June 30, 2001 and December 31, 2000, respectively.........            --                      300

   Common stock:
     $.01 par value; 500,000,000 shares authorized, 179,397,920 and
     44,959,000 shares issued and outstanding at June 30, 2001 and
     December 31, 2000, respectively..........................................            1,793                   449
    Additional paid-in capital................................................           94,860                86,821
    Deferred compensation.....................................................           (1,458)               (1,787)
    Accumulated deficit.......................................................          (62,647)              (48,601)
                                                                                 ---------------     -----------------
                   Total stockholders' equity.................................           32,548                37,182
                                                                                 ---------------     -----------------
                   Total liabilities and stockholders' equity.................   $       35,167      $         38,576
                                                                                 ===============     =================

See accompanying notes to unaudited condensed consolidated financial statements.

                        CHANGE TECHNOLOGY PARTNERS, INC.
                                AND SUBSIDIARIES

            Unaudited Condensed Consolidated Statements of Operations
                (in thousands except share and per share amounts)

                                                                                       THREE MONTHS ENDED
                                                                                              JUNE 30,
                                                                                ----------------------------------
                                                                                     2001                  2000
                                                                                ------------------  --------------

Revenues......................................................................   $       1,530                --
Cost of revenues, including amortization of purchased
       intangibles of $126....................................................           2,312                --
                                                                                 ----------------   --------------
                  Gross loss..................................................            (782)               --

Operating expenses:
Selling, general, and administrative expenses exclusive of
     equity based compensation of $165 in 2001................................           5,037                 471
Equity based compensation.....................................................             165                 --
                                                                                 ----------------   --------------
                  Total operating expenses....................................           5,202                 471

                  Loss from operations........................................          (5,984)               (471)

Other income (expense):
    Interest and dividend income..............................................             244                 454
    Interest expense..........................................................              (4)                --
    Equity in losses of unconsolidated affiliate..............................          (2,261)                --
                                                                                 ----------------   ---------------
                  Net loss....................................................          (8,005)                (17)


Weighted average common shares outstanding,
     basic and diluted........................................................     141,485,477          44,958,000
                                                                                 ================   ===============

Basic and diluted net loss per common share...................................   $        (.06)                --
                                                                                 ================   ===============

See accompanying notes to unaudited condensed consolidated financial statements.

                        CHANGE TECHNOLOGY PARTNERS, INC.
                                AND SUBSIDIARIES

            Unaudited Condensed Consolidated Statements of Operations
                (in thousands except share and per share amounts)

                                                                                         SIX MONTHS ENDED
                                                                                               JUNE 30,
                                                                                 -----------------------------------
                                                                                      2001                 2000
                                                                                 ----------------   ----------------

Revenues......................................................................   $        3,404                --
Cost of revenues, including amortization of purchased
       intangibles of $441....................................................            4,364                --
                                                                                 ---------------    ----------------
                   Gross loss.................................................             (960)               --

Operating expenses:
Selling, general, and administrative expenses exclusive of
        equity based compensation of $2,794 in 2001...........................            7,821                 475
Equity based compensation.....................................................            2,794                --
                                                                                 ---------------    ----------------
                   Total operating expenses...................................           10,615                 475

                   Loss from operations.......................................          (11,575)               (475)

Other income (expense):
    Interest and dividend income..............................................              610                 454
    Interest expense..........................................................               (7)                --
    Equity in losses of unconsolidated affiliate..............................           (3,074)                --
                                                                                 ---------------     ---------------
                   Net loss...................................................          (14,046)                (21)

Deemed dividend attributable to issuance of convertible preferred stock
     and warrants.............................................................              --              (40,000)
                                                                                 ---------------     ---------------

           Net loss attributable to
              common stockholders.............................................   $      (14,046)            (40,021)
                                                                                 ===============     ===============

Weighted average common shares outstanding,
     basic and diluted........................................................       97,344,526          25,617,000
                                                                                 ===============     ===============

Basic and diluted net loss per common share...................................   $         (.14)              (1.56)
                                                                                 ===============     ===============

See accompanying notes to unaudited condensed consolidated financial statements.

                        CHANGE TECHNOLOGY PARTNERS, INC.
                                AND SUBSIDIARIES

            Unaudited Consolidated Statements of Stockholders' Equity
                         Six Months Ended June 30, 2001
                             (Dollars in thousands)

                                        SERIES A                   SERIES B
                                     PREFERRED STOCK           PREFERRED STOCK            COMMON STOCK
                                   SHARES        AMOUNT       SHARES       AMOUNT       SHARES       AMOUNT
                                   ------        ------       ------       ------       ------       ------

Balance at December 31, 2000.....  3,000         $  --       3,000,000     $ 300    44,959,000        $  449

Amortization of deferred
     compensation................    --             --          --           --           --             --

Acquisition of Iguana
Studios, Inc.....................    --             --          --           --      2,700,000            27

Settlement of stock award to
CEO of eHotHouse, Inc............    --             --          --           --      3,144,494            31

Acquisition of outstanding
    minority interest of
    eHotHouse, Inc...............    --             --          --           --      2,155,519            22

Acquisition of Canned
     Interactive, Inc............    --             --          --           --      6,436,552            64

Conversion of series A
preferred
    shares to common.............  (2,355)          --          --           --          2,355           --

Conversion of series B
preferred
    shares to common.............     --            --     (3,000,000)      (300)  120,000,000         1,200

Net loss.........................     --            --          --           --           --             --
                                   -------------------------------------------------------------------------
Balance at June 30, 2001.........     645           --          --       $   --    179,397,920      $  1,793
                                   =========================================================================



                                  ADDITIONAL                                  TOTAL
                                   PAID-IN        DEFERRED    ACCUMULATED   STOCKHOLDERS
                                   CAPITAL      COMPENSATION   DEFICIT        EQUITY
                                   -------      ------------   -------        ------
Balance at December 31, 2000.....  $ 86,821     $  (1,787)     $ (48,601)     $  37,182

Amortization of deferred
     compensation................      --             329          --               329

Acquisition of Iguana
Studios, Inc.....................     2,958          --            --             2,985

Settlement of stock award to
CEO of eHotHouse, Inc............     2,434          --            --             2,465

Acquisition of outstanding
    minority interest of
    eHotHouse, Inc...............     2,658          --            --             2,680

Acquisition of Canned
     Interactive, Inc............       889          --            --               953

Conversion of series A
preferred
    shares to common.............       --           --            --               --

Conversion of series B
preferred
    shares to common.............      (900)         --            --               --

Net loss.........................       --           --          (14,046)       (14,046)
                                  ------------------------------------------------------
Balance at June 30, 2001.........  $ 94,860     $ (1,458)      $ (62,647)     $  32,548
                                  ======================================================

See accompanying notes to unaudited condensed consolidated financial statements.

                        CHANGE TECHNOLOGY PARTNERS, INC.
                                AND SUBSIDIARIES
            Unaudited Condensed Consolidated Statements of Cash Flows
                             (Dollars in thousands)

                                                                                       SIX MONTHS ENDED
                                                                                           JUNE 30,
                                                                                -------------------------------
                                                                                     2001             2000
                                                                                ---------------  --------------
Cash flows from operating activities:
     Net loss..................................................................  $    (14,046)        $    (21)
     Adjustments to reconcile net loss to net cash used in
     operating activities:
          Depreciation and amortization........................................          1,498             --
          Provision for doubtful accounts......................................             43             --
          Equity based compensation............................................          2,794             --
          Equity in losses of unconsolidated subsidiary........................          3,074             --
          Changes in operating assets and liabilities, net of acquisitions:
            Accounts receivable................................................            213                1
            Related party receivable...........................................           (293)            --
            Unbilled receivables...............................................              5             --
            Prepaid expenses and other assets..................................           (501)           (105)
            Deferred revenue...................................................            (98)            --
            Accounts payable and accrued liabilities...........................            170           1,155
                                                                                ---------------  --------------
                   Net cash (used in) provided by operating activities.........         (7,144)          1,030

    Cash flows from investing activities:
       Decrease in trading securities..........................................           --               112
       Purchase of property and equipment......................................          (669)             --
       Notes receivable........................................................          (500)             --
       Cash paid for equity investments and acquisitions, net of cash acquired.        (4,076)          (6,500)

                                                                                ---------------  --------------
                   Net cash used in investing activities.......................        (5,245)          (6,388)

    Cash flows from financing activities:
       Principal payments under capital leases.................................           (12)             --
       Principal payments under loans payable..................................          (126)             --
       Issuance of series B preferred stock and warrants,
            net of offering costs..............................................
                                                                                          --             39,550
                                                                                ---------------  ---------------
                   Net cash provided by (used in) financing activities.........          (138)           39,550

                   Net increase (decrease) in cash and cash equivalents........  $    (12,524)    $      34,192

Cash and cash equivalents at beginning of period...............................  $     30,333     $         133
                                                                                ---------------  ---------------

Cash and cash equivalents at end of period, including
       restricted cash of $200.................................................  $     17,809     $      34,325
                                                                                ===============  ===============

See accompanying notes to unaudited condensed consolidated financial statements.

                        CHANGE TECHNOLOGY PARTNERS, INC.
                                AND SUBSIDIARIES

     Notes to Unaudited Interim Condensed Consolidated Financial Statements
                                 June 30, 2001


(1)      DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

During 2000 and the six months ended June 30, 2001, Change Technology Partners, Inc. and its subsidiaries (collectively, the "Company") have provided a broad range of professional consulting services, including e-services and technology strategy, online branding, web architecture and design, systems integration, systems architecture and outsourcing. The Company has served clients throughout the United States with offices in New York, Connecticut, Maryland, California and New Jersey.

Arinco Computer Systems Inc., the predecessor to the Company, was incorporated on March 31, 1978. However, the Company formally commenced implementation of its current business plan on June 15, 2000.

In August 2001, the Board of Directors voted to divest the Company of certain of its existing operations. Simultaneous with the divestiture, the Company is evaluating new strategic business and investment opportunities.

At June 30, 2001, the Company's consolidated subsidiaries are as follows:

         o        InSys Technology, Inc.
         o        RAND Interactive Corporation
         o        Iguana Studios, Inc.
         o        Canned Interactive, Inc.

INTERIM RESULTS

The accompanying unaudited condensed consolidated balance sheet as of June 30, 2001, the unaudited condensed consolidated statements of operations and cash flows for the periods ended June 30, 2001 and 2000, and the unaudited consolidated statement of stockholders' equity as of June 30, 2001 have been prepared by the Company. In the opinion of management, the accompanying condensed consolidated financial statements have been prepared on the same basis as the annual audited financial statements and contain all adjustments, which include only normal recurring adjustments, considered necessary for a fair presentation of the Company's financial position, results of operations and cash flows at the dates and for the periods presented in conformity with accounting principles generally accepted in the United States applicable to interim periods.

While the Company believes that the disclosures presented are adequate to make the information not misleading, these condensed consolidated financial statements should be read in conjunction with the audited financial statements and related notes for the year ended December 31, 2000, which are contained in the Company's Annual Report on Form 10-K/A. The results for the three month and six month periods ended June 30, 2001 are not necessarily indicative of the results to be expected for the full fiscal year or for any future periods.

PRINCIPLES OF CONSOLIDATION

The accompanying unaudited condensed consolidated financial statements include the accounts of Change Technology Partners, Inc. and its majority-owned and controlled subsidiaries from the date of

                        CHANGE TECHNOLOGY PARTNERS, INC.
                                AND SUBSIDIARIES

     Notes to Unaudited Interim Condensed Consolidated Financial Statements
                                 June 30, 2001


acquisition (see note 3). All significant intercompany transactions and balances have been eliminated in consolidation. Investments in less than majority-owned entities over which the Company has significant influence are accounted for using the equity method.

Since the Company was the only contributor of capital to a majority owned subsidiary, eHotHouse, Inc., ("eHotHouse") and the minority interest holders had no obligation to provide additional capital, 100% of those losses were included in the Company's results for the period prior to the Company's acquisition of the outstanding minority interest in February, 2001. In May, 2001, eHotHouse merged with and into Change Technology Partners, Inc.

REVENUE RECOGNITION

Revenues are recognized for fixed price arrangements in the period services are rendered using the percentage-of-completion method, based on the percentage of costs incurred to date to total estimated projects costs, provided collection of the resulting receivable is probable and no significant obligations remain. The cumulative impact of any revision in estimates of the cost to complete and losses on projects in process are reflected in the period in which they become known.

Revenues are recognized for time-and-materials based arrangements in the period when the underlying services are rendered, provided collection of the resulting receivable is probable and no significant obligations remain.

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

COST OF REVENUES

Cost of revenues consists primarily of compensation of billable employees, travel, subcontractor costs, and other costs directly incurred in the delivery of services to clients. Billable employees are full time employees and subcontractors whose time are spent servicing client projects. Also included in Cost of Revenues on the Statement of Operations for the three months and six months ended June 30, 2001 is the amortization of purchased intangible assets, representing the value of customer relationships and workforces acquired.

SIGNIFICANT CUSTOMERS AND CONCENTRATION OF CREDIT RISK

Financial instruments that subject the Company to credit risks consist primarily of cash and cash equivalents, notes receivable, and trade accounts receivable. Cash and cash equivalents consist of deposits, money market funds, and investments in short term "AAA" rated debt instruments. The Company performs ongoing credit evaluations, generally does not require collateral, and establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of customers, historical trends, and other information. To date, such losses have been within management's expectations.

                        CHANGE TECHNOLOGY PARTNERS, INC.
                                AND SUBSIDIARIES

     Notes to Unaudited Interim Condensed Consolidated Financial Statements
                                 June 30, 2001


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

At June 30, 2001, outstanding warrants to purchase 41,250,000 shares of common stock with a weighted average exercise price of $0.63 per share, and 6,458,638 outstanding options to purchase common stock with a weighted average exercise price of $1.04 per share were not included in the computation of diluted net loss per share because to do so would have had an antidilutive effect for the periods presented. As a result, the basic and diluted net loss per share is equal for all periods presented.

SEGMENT REPORTING

Although the Company is currently divesting itself of certain of its existing operations (see note 7) and evaluating other business opportunities, it has historically offered, largely through its acquired businesses, a wide variety of professional consulting services such as e-services, technology services and systems integration. Management does not manage its operations by these product offerings, but instead views the Company as one operating segment when making business decisions, with one operating decision maker, the Chief Executive Officer. The Company manages its operations as a cross-disciplinary integrated solutions provider, which attempts to bring forth a coordinated service offering to its clients.

NEW ACCOUNTING PRONOUNCEMENTS

In June 2000, the Financial Accounting Standards Board (FASB) issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an Amendment of FASB Statement No. 133." SFAS No. 138 was issued to address a limited number of issues causing implementation difficulties for entities that apply SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," issued in June 1998. SFAS No. 133 and SFAS No. 138 require that all derivatives be measured at fair value and recognized as assets or liabilities on the balance sheet. Changes in the fair value of derivatives should be recognized in either net income (loss) or other comprehensive income
(loss), depending on the designated purpose of the derivative. The Company adopted SFAS No. 133 and SFAS No. 138 in the first quarter of 2001. Adoption of these pronouncements did not have a material impact on the Company's results of operations, cash flows or financial position.

In July 2001 FASB issued SFAS No. 141 "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets." SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets separate from goodwill. Recorded goodwill and intangibles will be evaluated against this new criteria and may result in certain intangibles being subsumed into goodwill, or alternatively, amounts initially recorded as goodwill may be separately identified and recognized apart from goodwill. SFAS No. 142 requires the use of a nonamortization approach to account for purchased goodwill and certain intangibles. Under a nonamortization approach, goodwill and certain intangibles will not be amortized

                        CHANGE TECHNOLOGY PARTNERS, INC.
                                AND SUBSIDIARIES

     Notes to Unaudited Interim Condensed Consolidated Financial Statements
                                 June 30, 2001


into results of operations, but instead would be reviewed for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles is more than its fair value. The provisions of each statement which apply to goodwill and intangible assets acquired prior to June 30, 2001 will be adopted by the Company on January 1, 2002. Because of the extensive effort needed to comply with adopting statements 141 and 142, it is not practicable to reasonably estimate the impact of adopting these statements on the Company's financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle. (2) INVESTMENTS IN UNCONSOLIDATED SUBSIDIARIES

The following summarizes the Company's ownership interests in unconsolidated subsidiaries accounted for under the equity method or cost method of accounting as of June 30, 2001 (in thousands):

                                                        JUNE 30, 2001
                                                     -------------------
                                                     CARRYING      COST
                                                       VALUE       BASIS
                                                       -----       -----

         Investment in Broadstream, Inc.......... $     1,694      6,500
         Investment in LiveSky, Inc..............         125        125
                                                     --------    -------
                    Total........................ $     1,819      6,625
                                                     ========    =======

INVESTMENT IN BROADSTREAM, INC.

In June 2000, the Company purchased 7,626,165 shares of Series A Convertible Redeemable Preferred Stock ("Series A") of Broadstream, Inc. (d/b/a Network Prophecy)("Broadstream"), representing an approximately 30% equity interest (calculated on an as-if-converted basis) and approximately 47% voting interest, in exchange for $6.5 million.

Broadstream is a streaming media management services company that provides software to measure, manage and monitor delivery of streaming media content and data. The investment in Broadstream is being accounted for under the equity method. Based upon the capital structure of the equity investee the Company has assumed conversion of Series A in computing its share of losses of this investee. The Company's proportionate share of Broadstream's net loss, totaling $2,520,000 from the date of investment through June 30, 2001, and the amortization of the excess of cost over the Company's proportionate interest in the underlying equity, totaling $1,271,000 from the date of investment through June 30, 2001, are included in equity in losses of affiliate in the accompanying consolidated statement of operations.

In May 2001, Broadstream completed a recapitalization whereby all of the holders of Series A exchanged their Series A shares for shares of Series A-1 Convertible Redeemable Preferred Stock ("Series A-1"). The recapitalization modified the conversion ratio, policies regarding dividends and voting rights for Series A-1 holders. No additional consideration was paid by the Company or any other Series A-1

                        CHANGE TECHNOLOGY PARTNERS, INC.
                                AND SUBSIDIARIES

     Notes to Unaudited Interim Condensed Consolidated Financial Statements
                                 June 30, 2001


shareholder in connection with this transaction. As a result of the recapitalization the voting interest of common shareholders was reduced from 31% to 13%.

Also in May 2001, in connection with the recapitalization, the Company transferred 1,191,569 Series A-1 shares to Adelson Investors, LLC, another shareholder of Broadstream as payment for certain financing-related services performed by Adelson Investors on behalf of Broadstream. This transfer is accounted for as a contribution by the Company of such shares to Broadstream in exchange for no consideration. As a result of this non-reciprocal transfer of shares the Company recorded a charge of $1,016,000, equal to the Company's cost basis in such shares, which has been included in equity in losses of affiliate in the accompanying statement of operations. Subsequent to the recapitalization and non-reciprocal share transfer, the Company owned 6,434,596 shares of Series A-1 Convertible Redeemable Preferred Stock of Broadstream, representing an approximately 43% equity interest (calculated on an as-if-converted basis) and a 49% voting interest.

The Company's management performs on-going reviews of its investments and, based on quantitative and qualitative measures, assesses the need to record impairment losses when impairment indicators are present. Among other factors, when assessing evidence of impairment, management considers the proximity of its original investment to the date of evaluation, the current period operating cash flow loss and projections that demonstrate continuing losses, the Company's commitments to provide ongoing financing, and the expectations at the time of investment of significant operating losses in the short and long term. Where impairment indicators are identified, management determines the amount of any impairment charge by comparing the carrying value of the investment and other intangible assets to their fair value. As of June 30, 2001 the Company has not recognized any impairment charges.

The Company's monitoring process will continue on a prospective basis and the facts and circumstances surrounding the relevant impairment factors evaluated by management may change in subsequent periods given that the Company operates in a volatile business environment. This could result in material impairment charges in future periods. Additionally, the Company expects Broadstream to continue to invest in development of their products and services and to recognize operating losses which will result in future charges recorded by the Company to reflect its proportionate share of such losses. These circumstances may significantly reduce the carrying value of this investment.

(3)      ACQUISITIONS

ACQUISITION OF EHOTHOUSE, INC.

On September 15, 2000, the Company acquired majority voting control of eHotHouse pursuant to a transaction where eHotHouse issued Series A Convertible Participating Preferred Stock to the Company in exchange for $3 million in cash and a covenant, by the Company, to issue 6,374,502 shares of the Company's common stock as directed by eHotHouse. The operations of eHotHouse prior to acquisition were deminimus, and the fair value of the identifiable net assets at the time of acquisition approximated $0. Such transactions fully eliminate in consolidation and do not impact the consolidated financial statements of the Company. No consideration was provided to the existing shareholders of eHotHouse in the transaction. Accordingly, this transaction effectively represented the initial capitalization of eHotHouse and no goodwill was recorded. During the period from September 2000 through February

                        CHANGE TECHNOLOGY PARTNERS, INC.
                                AND SUBSIDIARIES

     Notes to Unaudited Interim Condensed Consolidated Financial Statements
                                 June 30, 2001


2001 eHotHouse completed several business combinations. However, eHotHouse did not exercise itsright under the aforementioned covenant to have the Company issue additional shares of the Company's common stock.

In February 2001, the Company acquired the former Chief Executive Officer's (of the Company and eHotHouse) shares of eHotHouse common stock in exchange for approximately $182,000 in cash and 3,144,494 shares of Company common stock. This transaction was accounted for as the settlement of a prior stock award and, accordingly, the Company recognized $2.6 million in related compensation expense, representing the excess of the fair value of the cash and Company shares issued as settlement over the fair value of the eHotHouse shares on the original date of grant. Of this amount, $2.5 million, representing the stock portion of the settlement, was included in equity-based compensation in the statement of operations for the six months ended June 30, 2001.

Also in February 2001, the Company acquired the remaining outstanding minority interest of its subsidiary, eHotHouse, for 2,155,519 shares of the Company's common stock valued at $2.7 million and approximately $218,000 in cash. The acquisition was accounted for using the purchase method of accounting and accordingly, the purchase price was allocated to the pro rata portion of tangible and intangible assets acquired on the basis of their respective fair values on the date of acquisition. Of the total purchase price, approximately $2.9 million was allocated to identified intangible assets, including the assembled workforce. The fair value of acquired intangible assets was capitalized and is being amortized over the estimated useful life of three years. Related amortization for the six months ended June 30, 2001 totaled $405,000.

ACQUISITION OF INSYS TECHNOLOGIES, INC.

On October 18, 2000, eHotHouse acquired substantially all of the operating assets and assumed certain liabilities of InSys Technology, Inc. ("InSys"), a provider of systems integration services, in exchange for $0.9 million in cash including acquisition costs. The business combination was accounted for using the purchase method.

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

ACQUISITION OF IGUANA STUDIOS, INC.

In March 2001, the Company acquired Iguana Studios, Inc. ("Iguana"), a New York City-based interactive agency, for approximately $5.8 million, including $2.8 million in cash, 2,700,000 shares of the Company's common stock valued at approximately $2.0 million, and replacement options to purchase 1,681,888 shares of Company common stock, which vested upon the change in control, valued at approximately $1.0 million.

                        CHANGE TECHNOLOGY PARTNERS, INC.
                                AND SUBSIDIARIES

     Notes to Unaudited Interim Condensed Consolidated Financial Statements
                                 June 30, 2001


The business combination was accounted for using the purchase method of accounting and, accordingly, the total consideration was allocated to the tangible and intangible assets acquired and liabilities assumed on the basis of their respective fair values on the date of acquisition. The results of operations of Iguana, and the estimated fair value of the assets acquired and liabilities assumed are included in the Company's consolidated financial statements from the date of acquisition. Of the total purchase price, approximately $1.0 million was allocated to the net assets acquired, $1.3 million was allocated to identified intangible assets, including customer base and assembled workforce, and the remainder was allocated to goodwill. The fair value of the identified intangible assets was determined using an income approach for the customer base, and the replacement cost approach for the assembled workforce. The purchased intangible assets and goodwill are being amortized over their estimated useful lives of three years. Related amortization for the six months ended June 30, 2001 totaled $534,000.

Also in connection with the acquisition of Iguana 2,300,000 shares of the Company's common stock were placed in escrow for a period to end no later than June 2002. The then fair value of such shares will be included in the aggregate purchase price if and when released from escrow, pending the outcome of the contingency, as defined.

ACQUISITION OF PAPKE-TEXTOR, INC.

In June 2001, the Company acquired Papke-Textor, Inc. d/b/a Canned Interactive ("Canned"), a Los Angeles-based media and entertainment interactive agency, for approximately $1.1 million in cash, including acquisition costs, and 6,436,552 shares of the Company's common stock valued at approximately $1.0 million. The business combination was accounted for using the purchase method of accounting.

The Company is in the process of finalizing its estimates that will be used in the assignment of the purchase price to identified intangible and tangible assets acquired and liabilities assumed. At June 30, 2001, these estimates are not completed, and the entire Canned excess purchase price has been included within intangible assets in the accompanying unaudited condensed balance sheet and has been amortized using a preliminary estimated useful life of three years.

Also in connection with the acquisition of Canned, $200,000 in cash and 715,172 shares of the Company's common stock were placed in escrow for a period ending December 12, 2002. The then fair value of this contingent consideration will be included in the aggregate purchase price, if and when released from escrow, pending the outcome of the contingency, as defined.

PRO FORMA FINANCIAL INFORMATION (UNAUDITED)

The following unaudited pro forma information is presented as if the Company had completed the above acquisitions as of January 1, 2000 and includes amortization of related intangible assets resulting from the acquisitions. The unaudited pro forma information is not necessarily indicative of what the results of operations would have been had the acquisitions taken place at those dates or of the future results of operations.

                        CHANGE TECHNOLOGY PARTNERS, INC.
                                AND SUBSIDIARIES

     Notes to Unaudited Interim Condensed Consolidated Financial Statements
                                 June 30, 2001

                                                                  SIX MONTHS ENDED JUNE 30,
                                                                  -------------------------
                                                                  2001                 2000
                                                                  -------------------------
                                                                  (unaudited, in thousands)
         Revenues............................................     $       4,667  $    8,616

         Net loss............................................     $     (15,275) $   (1,251)

         Net loss attributable to common stockholders........     $     (15,275) $  (41,251)


         Pro Forma weighted average common shares
         outstanding, basic and diluted......................       104,021,090  37,929,412
                                                                  =============  ==========

         Pro Forma basic and diluted net loss per common
         share...............................................     $        (.15) $    (1.09)
                                                                  =============  ==========


As discussed in note 7, during July 2001 the Board of Directors terminated the employment of the Company's Chief Executive Officer and 20% of the Company's workforce. In August 2001, the Board of Directors voted to divest the Company of certain of its existing operations. As the terminations included components of the assembled workforces acquired in its various business combinations, and the Company is in the process of divesting itself of operations previously associated with the acquired entities, it will be evaluating the impact of this event upon the carrying value of the intangible assets acquired. The Company may incur impairment charges during the third quarter, and the carrying value of these intangible assets may be significantly reduced.

(4)      NOTES RECEIVABLE

In April 2001, the Company loaned two consultants an aggregate of $500,000. The full recourse promissory notes, with initial principal amounts of $350,000 and $150,000, respectively, accrue interest at the rate of 7.25% per annum. Payments are due in three equal installments of principal plus accrued interest commencing on April 25, 2002 and continuing annually thereafter through April 25, 2004.

(5)      COMMITMENTS AND CONTINGENCIES

OPERATING LEASES

The Company leases its facilities under operating lease agreements. The following are the future minimum lease payments under non-cancelable operating leases as of June 30, 2001:

                        CHANGE TECHNOLOGY PARTNERS, INC.
                                AND SUBSIDIARIES

     Notes to Unaudited Interim Condensed Consolidated Financial Statements
                                 June 30, 2001


         YEAR ENDED
         DECEMBER 31,
         ------------

2001..............................      $    615,000
2002..............................         1,171,000
2003..............................           965,000
2004..............................           417,000
2005..............................            64,000
                                        ------------
                                        $  3,232,000

EMPLOYMENT AGREEMENTS

As of June 30, 2001, Change Technology Partners, Inc. and/or its subsidiaries have employment agreements with seventeen (17) senior employees that provide for severance benefits, among other items. In the event these agreements are terminated, Change Technology Partners, Inc. and/or its subsidiaries may be liable for severance payments of up to an aggregate of approximately $1,995,000 of compensation and benefits payable during the years following termination.

LOANS PAYABLE

As of June 30, 2001, the Company has current and long-term loans payable and lines of credit payable of $146,000, $132,000 of which represents amounts due under revolving lines of credit. During July 2001, the Company repaid all amounts under these lines of credit and terminated the associated line of credit facilities.

The remaining loan payable amount of $14,000 at June 30, 2001 represents the balance due under a five-year unsecured promissory note with the landlord of one of the Company's subsidiaries. The loan bears interest at 9.925% per annum. Monthly principal and interest payments in the amount of $382 commenced in November 2000 and are scheduled to terminate in July 2005.

(6)      RELATED PARTY TRANSACTIONS

During the three months ended June 30, 2001, the Company incurred legal fees in connection with certain transactions and other matters in the normal course of business. A portion of these services was provided by a firm of which a member of the Board of Directors of the Company is a partner. Fees paid to this firm totaled approximately $338,000 and $511,000 in the three months and six months ended June 30, 2001, respectively.

Additionally, during the three months ended June 30, 2001, the Company incurred management and investment advisory service fees in connection with identifying, evaluating, negotiating, and managing investment opportunities for the Company. These services were provided by a firm of which the current President and Chief Executive Officer of the Company is affiliated. Fees paid to this firm totaled $165,000 and $360,000 in the three months and six months ended June 30, 2001, respectively. Additionally, this firm occupies a portion of the Company's office space in Connecticut, for which it pays

                        CHANGE TECHNOLOGY PARTNERS, INC.
                                AND SUBSIDIARIES

     Notes to Unaudited Interim Condensed Consolidated Financial Statements
                                 June 30, 2001


rent at fair market value. Such payments to the Company totaled $186,000 during the six months ended June 30, 2001. Furthermore, the firm was indebted to the Company in the amount of $293,000 at June 30, 2001 for its pro rata share of certain leasehold improvements and rental payments due, which are reflected in the Related Party Receivable in the accompanying balance sheet.

(7)      SUBSEQUENT EVENTS

In July 2001, the Board of Directors terminated the employment of the Company's President and Chief Executive Officer. The former executive had an employment agreement dated August 21, 2000 that provided for severance benefits. The Company will pay the former executive the severance he is entitled to under his employment agreement and expects to incur a charge in the Statement of Operations for the three months ended September 30, 2001 for the value of all expected payments and benefits payable to the former executive. Additionally, the Company is in the process of evaluating the impact of the executive's termination upon the carrying value of certain intangible assets and also expects to reverse certain deferred compensation related to unvested options that were forfeited in connection with the termination. This assessment has not yet been finalized, but is expected to result in a significant reduction in the carrying value of these intangible assets.

Also in July 2001, in response to continued unfavorable market conditions for its services the Company embarked on a review of all operations with the goal of formulating a course of action to minimize near-term losses, capital expenditures, and reduce cash outflows. As an initial course of action, on July 12, the Company terminated the employment of approximately 20% of its workforce. In August 2001, the Board of Directors voted to divest the Company of certain of its existing operations in the consulting services, e-services and technology strategy, online branding, web architecture and design, systems integration, systems architecture and outsourcing areas, which may have a material impact on the carrying value of acquired intangible assets, the overall financial position of the Company and the results of operations in all prospective periods. Since that time the Company has reduced corporate overhead, and has eliminated certain of its operating divisions and its Iguana Studios subsidiary. Additionally, the Company has signed letters of intent to sell its InSys and RAND Interactive subsidiaries back to certain members of their respective managements. Simultaneous with the divestiture, the Company is evaluating new strategic business and investment opportunities.

On August 15, 2001 the Company purchased a secured convertible promissory note from Broadstream for $600,000 as part of a $1,600,000 bridge loan financing of Broadstream. The note earns interest at a rate of 8% per annum, and matures on December 31, 2001. The aggregate bridge loan financing is secured by all of Broadstream's assets. The note also contains certain conversion provisions in the event Broadstream closes a new round of financing or enters into a change of control transaction.

On August 28, 2001 the Company purchased a promissory note from eCom Capital, Inc. ("eCom") for $2,250,000. The note earns interest at a rate of 8.5% per annum, matures on September 30, 2002 and is secured by most of eCom's assets. The note also contains certain mandatory prepayment and automatic conversion provisions. In addition, the Company received a warrant to purchase 482,955 shares of eCom's common stock, representing 12.5% of eCom's fully-diluted capital stock as of the date of

                        CHANGE TECHNOLOGY PARTNERS, INC.
                                AND SUBSIDIARIES

     Notes to Unaudited Interim Condensed Consolidated Financial Statements
                                 June 30, 2001


issuance, at an exercise price of $1.125 per share. eCom, a subsidiary of Franklin Capital Corporation, recently purchased certain assets of Winstar Radio which produce, syndicate and distribute radio programs and services.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following discussion should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and accompanying notes, and with the Company's audited Consolidated Financial Statements and accompanying notes for the fiscal year ended December 31, 2000. Certain statements contained within this discussion constitute forward-looking statements. See "Special Note Regarding Forward Looking Statements."

OVERVIEW

Prior to commencement of the operational divestiture described in note 7, the Company was a provider of a broad range of professional consulting services, including e-services and technology strategy, online branding, web architecture and design, systems integration, systems architecture and outsourcing. The Company has served clients throughout the United States with offices in New York, Connecticut, Maryland, California and New Jersey.

The Company derives its revenues from services performed under one of two pricing arrangements: time-and-materials and fixed price. The services performed under either of these arrangements are substantially identical.

Revenues are recognized for fixed price arrangements as services are rendered using the percentage-of-completion method, based on the percentage of costs incurred to date to total estimated project costs, provided collection of the resulting receivable is probable. The cumulative impact of any revision in estimates of the costs to complete and losses on projects in process are reflected in the period in which they become known.

Revenues are recognized for time-and-materials based arrangements in the period when the underlying services are rendered, provided collection of the resulting receivable is probable and no significant obligations remain.

Provisions for estimated project specific losses on both types of contracts are made during the period in which such losses become probable and can be estimated. To date, such losses have not been significant. The Company reports revenue net of reimbursable expenses.

Agreements entered into in connection with time-and-materials projects are generally terminable by the client upon 30-days' prior written notice, and clients are required to pay the Company for all time, materials and expenses incurred by the Company through the effective date of termination. Agreements entered into in connection with fixed-fee projects are generally terminable by the client upon payment for work performed and the next progress payment due. If clients terminate existing agreements or if the Company is unable to enter into new agreements, the Company's business, financial condition and results of operations could be materially and adversely affected. In addition, because a proportion of the Company's expenses are fixed, a variation in the number of client engagements can cause significant variations in operating results from quarter to quarter.

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

The Company' equity based compensation expense is comprised of amortization of the deferred compensation associated with the grant of stock options to the Company's Board of Directors and former President and Chief Executive Officer. Such cost is measured as the difference between the exercise price of options granted and the fair market value of the underlying stock on the date of measurement, and is being recognized as expense over the vesting period of the options. Also included in equity-based compensation during the six months ended June 30, 2001 is the cost associated with 3,144,494 shares of Company common stock issued as partial consideration in exchange for the former President and Chief Executive Officer's shares of eHotHouse common stock. Such cost is measured as the excess of the fair value of the Company shares issued as settlement over the fair value of the eHotHouse shares on the original date of grant. The Company incurred approximately $2,794,000 in equity based compensation expense during the six months ended June 30, 2001.

RECENT DEVELOPMENTS

In July 2001, the Board of Directors terminated the employment of the Company's President and Chief Executive Officer. The former executive had an employment agreement dated August 21, 2000 that provided for severance benefits. The Company will pay the former executive the severance he is entitled to under his employment agreement and expects to incur a charge in the Statement of Operations for the three months ended September 30, 2001 for the value of all expected payments and benefits payable to the former executive. Additionally, the Company is in the process of evaluating the impact of the executive's termination upon the carrying value of intangible assets and also expects to reverse certain deferred compensation related to unvested options that were forfeited in connection with the termination. This assessment has not yet been finalized, but is expected to result in a significant reduction in the carrying value of these intangible assets.

Also in July 2001, in response to continued unfavorable market conditions for its services the Company embarked on a review of all operations with the goal of formulating a course of action to minimize near-term losses, capital expenditures, and reduce cash outflows. As an initial course of action, on July 12, the Company terminated the employment of approximately 20% of its workforce. In August 2001, the Board of Directors voted to divest the Company of certain of its existing operations in the consulting services, e-services and technology strategy, online branding, web architecture and design, systems integration, systems architecture and outsourcing areas, which may have a material impact on the carrying value of acquired intangible assets, the overall financial position of the Company and the results of operations in all prospective periods. Since that time the Company has reduced corporate overhead, and has eliminated certain of its operating divisions and its Iguana Studios subsidiary. Additionally, the Company has signed letters of intent to sell its InSys and RAND Interactive subsidiaries back to certain members of their respective managements. Simultaneous with the divestiture, the Company is evaluating new strategic business and investment opportunities.

On August 15, 2001 the Company purchased a secured convertible promissory note from Broadstream for $600,000 as part of a $1,600,000 bridge loan financing of Broadstream. The note earns interest at a rate of 8% per annum, and matures on December 31, 2001. The aggregate bridge loan finanncing is secured by all of Broadstream's assets. The note also contains certain conversion provisions in the event Broadstream closes a new round of financing or enters into a change of control transaction.

On August 28, 2001 the Company purchased a promissory note from eCom Capital, Inc. ("eCom") for $2,250,000. The note earns interest at a rate of 8.5% per annum, matures on September 30, 2002 and is secured by most of eCom's assets. The note also contains certain mandatory prepayment and automatic conversion provisions. In addition, the Company received a warrant to purchase 482,955 shares of eCom's common stock, representing 12.5% of eCom's fully-diluted capital stock as of the date of issuance, at an exercise price of $1.125 per share. eCom, a subsidiary of Franklin Capital Corporation, recently purchased certain assets of Winstar Radio which produce, syndicate and distribute radio programs and services.

ACQUISITIONS

We evaluate acquisitions based on numerous quantitative and qualitative factors. Quantitative factors include historical and projected revenues and profitability, geographic coverage and backlog of projects under contract. Qualitative factors include strategic and cultural fit, management skills, customer relationships and technical proficiency.

EHOTHOUSE. On February 21, 2001, the Company acquired the remaining outstanding interests in eHotHouse, and merged eHotHouse with a newly formed, wholly owned subsidiary of the Company. The Company acquired this minority interest for approximately 2.2 million shares of the Company, valued at approximately $2.7 million, and $0.2 million in cash. The acquisition was accounted for using the purchase method of accounting. On May 16, 2001, eHothouse merged with and into the Company.

IGUANA. On March 1, 2001, the Company acquired all outstanding shares of Iguana, a leading provider of media and technical services, in exchange for approximately $2.8 million in cash, including acquisition costs, 2,700,000 shares of Company common stock, valued at approximately $2.0 million, and replacement options to purchase 1,681,888 shares of Company common stock valued at approximately $1.0 million. The acquisition was accounted for using the purchase method of accounting.

CANNED. On June 12, 2001, the Company acquired Papke-Textor, Inc. d/b/a Canned Interactive ("Canned"), a Los Angeles-based media and entertainment interactive agency, for approximately $1.1 million in cash, including acquisition costs, and 6,436,552 shares of the Company's common stock valued at approximately $1.0 million. The business combination was accounted for using the purchase method.

BROADSTREAM. In May 2001, Broadstream completed a recapitalization whereby the holders of Series A Convertible Redeemable Preferred Stock exchanged their Series A shares for shares of Series A-1 Convertible Redeemable Preferred Stock. The recapitalization modified the conversion ratio, policies regarding dividends and voting rights for Series A-1 holders. No additional consideration was paid by the Company or any other preferred shareholder in connection with this transaction. As a result of the recapitalization the voting interest of common shareholders was reduced from 31% to 13%.

Also in May 2001, in connection with the recapitalization, the Company transferred 1,191,569 Series A-1 Convertible Redeemable Preferred shares to Adelson Investors, LLC, another shareholder of Broadstream. this transfer is accounted for as a contribution by the Company of such shares to Broadstream in exchange for no consideration. In connection with this non-reciprocal transfer of shares the Company recorded a charge of $1,016,000, equal to the Company's cost basis in such shares, which has been included in equity in losses of affiliate in the accompanying statement of operations. Subsequent to the recapitalization, and non-reciprocal share transfer, the Company owned 6,434,596 shares of Series A-1 Convertible Redeemable Preferred Stock of Broadstream, representing an approximately 43% equity interest (calculated on an as-if-converted basis) and 49% voting interest.

As discussed in note 7, during July 2001 the Board of Directors terminated the employment of the Company's Chief Executive Officer and 20% of the Company's workforce. In August 2001, the Board of Directors voted to divest the Company of certain of its existing operations. As the terminations included components of the assembled workforces acquired in its various business combinations, and the Company is in the process of divesting itself of operations previously associated with the acquired entities, it will be evaluating the impact of this event upon the carrying value of the intangible assets acquired. The Company may incur impairment charges during the third quarter, and the carrying value of these intangible assets may be significantly reduced.

RESULTS OF OPERATIONS

THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2000, RESPECTIVELY

In July 2001, in response to continued unfavorable market conditions for its services the Company embarked on a review of all operations with the goal of formulating a course of action to minimize near-term losses, capital expenditures, and reduce cash outflows. As an initial course of action, on July 12, the Company terminated the employment of approximately 20% of its workforce. In August 2001, the Board of Directors voted to divest the Company of certain of its existing operations in the consulting services, e-services and technology strategy, online branding, web architecture and design, systems integration, systems architecture and outsourcing areas, which may have a material impact on the carrying value of acquired intangible assets, the overall financial position of the Company and the results of operations in all prospective periods. Since that time the Company has reduced corporate overhead, and has eliminated certain of its operating divisions and its Iguana Studios subsidiary. Additionally, the Company has signed letters of intent to sell a majority of its InSys and RAND Interactive subsidiaries back to certain members of their respective managments. Simultaneous with the divestiture, the Company is evaluating new strategic business and investment opportunities.

The Company commenced its previous business strategy in the spring of 2000 and began its primary operations in the fall of 2000 concurrent with its acquisition of majority control of eHotHouse.

REVENUES. Revenues increased from $0 in the three months ended June 30, 2000 to $1,530,000 in the three months ended June 30, 2001, and from $0 to $3,404,000 in the six months ended June 30, 2000 and 2001, respectively. These increases are a result of the contribution to revenues of acquired companies' revenue streams.

COST OF REVENUES. Cost of revenues consists principally of costs directly incurred in the delivery of services to clients, primarily consisting of compensation of billable employees. Billable employees are full time employees and sub-contractors whose time spent working on client projects is charged to that client at agreed-upon rates. Billable employees are our primary source of revenue. Such costs increased from $0 in the three months ended June 30, 2000 to $2,312,000 in the three months ended June 30, 2001, or 151% of revenues. These costs increased from $0 in the six months ended June 30, 2000 to $4,364,000 in the six months ended June 30, 2001, or 128% of revenues.

In connection with our acquisition of InSys, RAND, Iguana, and Canned, the Company recorded intangible assets representing the value ascribed to the customer lists and assembled workforces of the acquired companies. The aggregate amortization of these intangible assets totaled $126,000 and $441,000 for the three months and six months ended June 30, 2001, respectively, and is included in cost of revenues. Any additional acquisitions and the expected impairment of purchased intangibles will result in additional related costs.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses consist primarily of compensation and related benefits, professional services fees, facilities costs, and advertising and promotional costs. Selling, general and administrative expenses increased from $471,000 in the three months ended June 30, 2000 to $5,037,000 in the three months ended June 30, 2001, and from $475,000 to $7,821,000 in the six months ended June 30, 2000 and 2001, respectively. These increases were primarily the result of increased compensation, increased professional services fees and increases in other costs associated with the growth of our business and operations over the prior year.

EQUITY IN LOSSES OF UNCONSOLIDATED AFFILIATES. Equity in losses of unconsolidated affiliates was $0 in the three months ended June 30, 2000 and $2,261,000 in the three months ended June 30, 2001, and $0 and $3,074,000 in the six months ended June 30, 2000 and 2001, respectively. Equity in losses of unconsolidated affiliates resulting from the Company's minority ownership in Network Prophecy (formerly known as Broadstream, Inc.) has been accounted for under the equity method of accounting. Under the equity method of accounting, the Company's proportionate share, calculated on an as-if-converted basis, of Network Prophecy's operating losses and amortization of the Company's net excess investment over its equity in Network Prophecy's net assets is included in equity in losses of unconsolidated affiliates.

The Company's management performs on-going reviews of its investments and, based on quantitative and qualitative measures, assesses the need to record impairment losses when impairment indicators are present. Among other factors, when assessing evidence of impairment, management considers the proximity of its original investment to the date of evaluation, the current period operating cash flow loss and projections that demonstrate continuing losses, the Company's commitments to provide ongoing financing, and the expectations at the time of investment of significant operating losses in the short and long term. Where impairment indicators are identified, management determines the amount of any impairment charge by comparing the carrying value of the investment and other intangible assets to their fair value. Although as of June 30, 2001 the Company has not recognized any impairment charges, it expects to incur significant impairment charges in the third quarter associated with those businesses of which it is currently divesting itself.

The Company's monitoring process will continue on a prospective basis and the facts and circumstances surrounding the relevant impairment factors evaluated by management may change in subsequent periods given that the Company operates in a volatile business environment. This could result in material impairment charges in future periods. Additionally, the Company expects Broadstream to continue to invest in development of their products and services and to recognize operating losses which will result in future charges recorded by the Company to reflect its proportionate share of such losses. These circumstances may significantly reduce the carrying value of this investment.

INTEREST AND DIVIDEND INCOME. Interest and dividend income was $454,000 in the three months ended June 30, 2000 and $244,000 in the three months ended June 30, 2001, and $454,000 and $610,000 in the six months ended June 30, 2000 and 2001, respectively. The increase in interest income for the six months ended June 30, 2001 over the prior year was attributable to interest earned on cash and cash equivalents primarily from the net proceeds from the Company's sale of Series B convertible preferred stock in March 2000. Interest income in future periods may fluctuate as a result of the average cash we maintain and changes in the market rates of our cash equivalents, and we expect that the average cash balance may decrease as the Company continues to incur operating losses.

INCOME TAXES. The Company has available estimated net operating loss carryforwards for income tax purposes of approximately $12,995,000 through the period ended June 30, 2001, which expire on various dates from 2001 through 2021. A valuation allowance has been established due to uncertainty whether the Company will generate sufficient taxable earnings to utilize the available net operating loss carryforwards. A portion of the Company's net operating loss carryforwards may also be limited due to significant changes in ownership under
Section 382 of the Tax Reform Act of 1986.

LIQUIDITY AND CAPITAL RESOURCES

On March 28, 2000, an investor group led by Pangea Internet Advisors, LLC purchased 4,000,000 shares of Series B convertible preferred stock for net proceeds to the Company of approximately $39,450,000 in cash. Also on March 28, 2000, certain other investors purchased warrants to purchase 41,250,000 shares of common stock for $100,000.

The Company had $17,609,000 in cash and cash equivalents available as of June 30, 2001. The Company used $12,724,000 to fund operations, finance acquisitions and make strategic investments during the six months ended June 30, 2001. Operating and investing activities on a long-term basis may require the Company to seek additional equity or debt financing. The Company expects that future acquisitions of businesses and other strategic assets will require considerable outlays of capital.

As discussed in note 7, in July 2001 the Board of Directors terminated the Company's Chief Executive Officer and 20% of its workforce. In August 2001, the Board of Directors voted to divest the Company of certain of its existing operations and is in the process of doing so. Accordingly, in addition to ongoing operating and investing activities the Company may need to utilize significant cash resources in connection with the divestiture as a result of contractual commitments.

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

As of June 30, 2001, the Company held cash and cash equivalents with an average maturity of 45 days or less.

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

ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS

On June 12, 2001, the Company acquired all of the outstanding shares of capital stock of Papke-Textor, Inc. d/b/a Canned Interactive ("Canned") in exchange for
(a) approximately $1.1 million in cash including acquisition costs and (b) 6,436,552 shares of Company common stock. The shares of the Company's common stock were issued to the shareholders of Canned pursuant to exemptions from the registration requirements of the Securities Act of 1933 (the "Act") set forth in Rule 506 of Regulation D of the Act.

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

2.3 Agreement and Plan of Merger among Change Technology Partners, Inc., Canned Interactive, Inc., Papke-Textor, Inc., Textor Family Limited Partnership, Papke Family Limited Partnership, Douglas Textor and Jay Papke, dated June 12, 2001 (filed as an exhibit to the Registrant's Report on Form 8-K dated June 25, 2001 and incorporated herein by reference).

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

19.2 Change Technology Partners, Inc. Annual Report on Form 10-K/A, dated May 9, 2001 (filed as an amendment to the Registrant's Annual Report on Form 10-K dated March 27, 2001 and incorporated herein by reference).

                  (b)      Reports on Form 8-K:

         The Registrant filed a Current Report on Form 8-K on June 25, 2001 reporting matters under Item 2, Acquisition or Disposition of Assets and Item 7, Financial Statements and Exhibits.

                                   SIGNATURES

                  In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                  Dated:  September 4, 2001



                                        CHANGE TECHNOLOGY PARTNERS, INC.


                                        By: /s/ William Avery
                                            -----------------------------------
                                            William Avery
                                            President and Chief Executive
                                            Officer


                                        By: /s/ Lyndon Anthony Co
                                            -----------------------------------
                                            Lyndon Anthony Co
                                            Director of Finance