Form 10-Q
period 2001-09-30
CHANGE TECHNOLOGY PARTNERS INC
filed 2001-11-14
CIK 356591

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarter ended September 30, 2001

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

                                 (203) 661-6942
                                 --------------
                (Issuer's telephone number, including area code)

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

The number of shares of the issuer's common stock outstanding on November 14, 2001 was approximately 179,397,920.

                                TABLE OF CONTENTS


                         PART I - FINANCIAL INFORMATION



ITEM 1 - CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

         Condensed Consolidated Balance Sheets as of September 30,
         2001 (unaudited) and December 31, 2000...............................2

         Condensed Consolidated Statements of Operations for the three months ended September 30, 2001 and 2000 (unaudited).................3

         Condensed Consolidated Statements of Operations for the nine months ended September 30, 2001 and 2000 (unaudited).................4

         Consolidated Statements of Stockholders' Equity for the nine months ended September 30, 2001 (unaudited)..........................5

         Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2001 and 2000 (unaudited).................6

         Notes to Unaudited Interim Condensed Consolidated
         Financial Statements.................................................7

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS.........................19

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK .........24


                           PART II - OTHER INFORMATION


ITEM 1 - LEGAL PROCEEDINGS...................................................25

ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS...........................25

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES.....................................25

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.................25

ITEM 5 - OTHER INFORMATION...................................................25

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K....................................25

ITEM 7 - SIGNATURES..........................................................28

                         PART I. - FINANCIAL INFORMATION
          ITEM 1 - CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS:

                        CHANGE TECHNOLOGY PARTNERS, INC.
                                AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets
                (in thousands except share and per share amounts)

                                                                                 SEPTEMBER 30,         DECEMBER 31,
                                                                                      2001                 2000
                                                                                 ---------------     -----------------
                                                                                  (Unaudited)
                                             ASSETS
Cash and cash equivalents, including restricted cash of $200.............   $            11,079                30,333
Accounts receivable, net of allowances of $289 and $62
    at September 30, 2001 and December 31, 2000, respectively............                 1,107                   839
Unbilled receivables.....................................................                   130                 --
Related party receivable.................................................                   293                 --
Notes receivable.........................................................                 2,314                 --
Prepaid expenses and other current assets................................                   600                   219
                                                                                 ---------------     -----------------
                   Total current assets..................................                15,523                31,391

Notes receivable, excluding current portion..............................                   333                 --
Investments in and loans to unconsolidated subsidiaries..................                   581                 4,893
Investment in warrant....................................................                   112                 --
Property and equipment, net..............................................                 1,607                   510
Purchased intangible assets and goodwill, net............................                 1,967                 1,531
Other assets.............................................................                   619                   251
                                                                                 ---------------     -----------------
                   Total assets..........................................   $            20,742                38,576
                                                                                 ===============     =================

                   LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable.........................................................   $               338                   347
Accrued expenses.........................................................                 1,539                   917
Deferred revenues........................................................                    93                    79
Loan payable.............................................................                     5                    36
Capital lease obligation.................................................                    89             --
                                                                                 ---------------     -----------------
                   Total current liabilities.............................                 2,064                 1,379

Loan payable, excluding current portion..................................                     8                    15
Capital lease obligation, less current portion...........................                   154             --
Deferred rent............................................................                     9             --
                                                                                 ---------------     -----------------
                   Total liabilities.......................................               2,235                 1,394

Stockholders' equity:
    Preferred stock:
       Series A - $.06 per share cumulative, convertible share-for-share into common stock; $.10 par value; 500,000 shares authorized, 645 and 3,000 shares issued and outstanding at September 30, 2001 and December 31,
       2000, respectively, with an aggregate liquidation preference of $1                 --                     --

       Series B - convertible into common on a 1:40 basis; $.10 par value;
       4,000,000 shares authorized, 0 and 3,000,000 shares issued and outstanding at September 30, 2001 and December 31, 2000,
       respectively........................................................               --                      300

    Common stock:
        $.01 par value; 500,000,000 shares authorized, 179,397,920 and
        44,959,000 shares issued and outstanding at September 30, 2001
        and December 31, 2000, respectively...............................                1,793                   449
    Additional paid-in capital............................................               94,540                86,821
    Deferred compensation.................................................                (979)               (1,787)
    Accumulated deficit...................................................             (76,847)              (48,601)
                                                                                 ---------------     -----------------
                   Total stockholders' equity..............................              18,507                37,182
                                                                                 ---------------     -----------------
                   Total liabilities and stockholders' equity.............. $            20,742              $ 38,576
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

                        CHANGE TECHNOLOGY PARTNERS, INC.
                                AND SUBSIDIARIES

            Unaudited Condensed Consolidated Statements of Operations
                (in thousands except share and per share amounts)

                                                                                         THREE MONTHS ENDED
                                                                                           SEPTEMBER 30,
                                                                               ---------------------------------------
                                                                                     2001                  2000
                                                                               ------------------    -----------------
Revenues...............................................................      $             1,740                   6
Cost of revenues, including amortization of purchased
       intangibles of $423.............................................                    2,527                  --
                                                                               ------------------    -----------------
                  Gross profit (loss)..................................                    (787)                   6

Operating expenses:
Selling, general, and administrative expenses exclusive of
     equity based compensation of $159 in 2001.........................                    2,967                 988
Equity based compensation..............................................                      159                  64
Impairment losses......................................................                    7,263                  --
Severance charges......................................................                    1,326
                                                                               ------------------    -----------------
                  Total operating expenses.............................                   11,715               1,052

                  Loss from operations.................................                 (12,502)              (1,046)

Other income (expense):
    Interest and dividend income.......................................                      144                 541
    Interest expense...................................................                      (4)                  --
    Equity in losses of unconsolidated affiliate.......................                  (1,838)                (504)
                                                                               ------------------    -----------------
                  Net loss.............................................                 (14,200)              (1,009)


Weighted average common shares outstanding,
     basic and diluted.................................................              179,397,920          44,958,000
                                                                               ==================    =================

Basic and diluted net loss per common share............................      $            (0.08)               (0.02)
                                                                               ==================    =================


See accompanying notes to unaudited condensed consolidated financial statements.

                        CHANGE TECHNOLOGY PARTNERS, INC.
                                AND SUBSIDIARIES

            Unaudited Condensed Consolidated Statements of Operations
                (in thousands except share and per share amounts)

                                                                                          NINE MONTHS ENDED
                                                                                            SEPTEMBER 30,
                                                                                 -------------------------------------
                                                                                      2001                 2000
                                                                                 ---------------     -----------------
Revenues................................................................       $         5,144                     6
Cost of revenues, including amortization of purchased
       intangibles of $864..............................................                 6,891                    --
                                                                                 ---------------     -----------------
                   Gross loss...........................................                (1,747)                    6

Operating expenses:
Selling, general, and administrative expenses exclusive of
        equity based compensation of $2,953 in 2001.....................                10,788                 1,462
Equity based compensation...............................................                 2,953                    64
Impairment losses.......................................................                 7,263                    --
Severance charges.......................................................                 1,326                    --
                                                                                 ---------------     -----------------
                   Total operating expenses.............................                22,330                 1,526

                   Loss from operations.................................               (24,077)               (1,520)

Other income (expense):
    Interest and dividend income........................................                   754                   997
    Interest expense....................................................                   (11)                   --
    Equity in losses of unconsolidated affiliate........................                (4,912)                 (504)
                                                                                 ---------------     -----------------
                   Net loss.............................................               (28,246)               (1,027)


Deemed dividend attributable to issuance of convertible preferred stock
     and warrants.......................................................                --                   (40,100)
                                                                                 ---------------     -----------------

                   Net loss attributable to
                        common stockholders.............................       $       (28,246)              (41,127)
                                                                                 ===============     =================

Weighted average common shares outstanding,
     basic and diluted..................................................           124,594,731            32,258,000
                                                                                 ===============     =================

Basic and diluted net loss per common share.............................       $          (0.23)              (1.27)
                                                                                 ===============     =================


See accompanying notes to unaudited condensed consolidated financial statements.

                        CHANGE TECHNOLOGY PARTNERS, INC.
                                AND SUBSIDIARIES

            Unaudited Consolidated Statements of Stockholders' Equity
                      Nine Months Ended September 30, 2001
                             (Dollars in thousands)

                                        SERIES A                   SERIES B                                   ADDITIONAL
                                     PREFERRED STOCK           PREFERRED STOCK            COMMON STOCK          PAID-IN    DEFERRED
                                  SHARES        AMOUNT       SHARES       AMOUNT       SHARES       AMOUNT      CAPITAL COMPENSATION
                                  ------        ------       ------       ------       ------       ------      ------- ------------
Balance at December 31, 2000 ...   3,000     $      --     3,000,000     $   300   44,959,000       $  449     $ 86,821   $ (1,787)

Amortization of deferred
     compensation ..............      --            --            --          --           --           --           --        488

Forfeiture of unvested options .      --            --            --          --           --           --         (320)       320

Acquisition of Iguana
Studios, Inc. ..................      --            --            --          --    2,700,000           27        2,958         --

Settlement of stock award to
CEO of eHotHouse, Inc. .........      --            --            --          --    3,144,494           31        2,434         --

Acquisition of outstanding
    minority interest of
    eHotHouse, Inc. ............      --            --            --          --    2,155,519           22        2,658         --

Acquisition of Canned
     Interactive, Inc. .........      --            --            --          --    6,436,552           64          889         --

Conversion of series A
preferred shares to common .....  (2,355)           --            --          --        2,355           --           --         --

Conversion of series B
preferred shares to common .....      --            --    (3,000,000)       (300) 120,000,000        1,200         (900)        --

Net loss .......................      --            --            --          --           --           --           --         --
                               -----------------------------------------------------------------------------------------------------
Balance at September 30, 2001 ..     645      $     --            --     $    --  179,397,920       $1,793     $ 94,540   $   (979)
                                  ======      ========       =======     =======  ===========       ======     ========   =========

                                                   TOTAL
                                 ACCUMULATED    STOCKHOLDERS'
                                   DEFICIT        EQUITY
                                   -------        ------

Balance at December 31, 2000 ... $ (48,601)      $  37,182

Amortization of deferred
     compensation ..............        --             488

Forfeiture of unvested options .        --              --

Acquisition of Iguana
Studios, Inc. ..................        --           2,985

Settlement of stock award to
CEO of eHotHouse, Inc. .........        --           2,465

Acquisition of outstanding
    minority interest of
    eHotHouse, Inc. ............        --           2,680

Acquisition of Canned
     Interactive, Inc. .........        --             953

Conversion of series A
preferred shares to common .....        --              --

Conversion of series B
preferred shares to common .....        --              --

Net loss .......................   (28,246)        (28,246)
                                -------------------------------
Balance at September 30, 2001 .. $ (76,847       $  18,507
                                 =========       =========


See accompanying notes to unaudited condensed consolidated financial statements.

                        CHANGE TECHNOLOGY PARTNERS, INC.
                                AND SUBSIDIARIES
            Unaudited Condensed Consolidated Statements of Cash Flows
                             (Dollars in thousands)

                                                                                              NINE MONTHS ENDED
                                                                                                SEPTEMBER 30,
                                                                                       --------------------------------
                                                                                            2001             2000
                                                                                       ---------------  ---------------
Cash flows from operating activities:
     Net loss......................................................................... $      (28,246)        $ (1,027)
     Adjustments to reconcile net loss to net cash used in
     operating activities:
          Depreciation and amortization...............................................          2,639               --
          Provision for doubtful accounts.............................................            212               --
          Equity based compensation...................................................          2,953               64
          Equity in losses of unconsolidated subsidiary...............................          4,912              504
          Accretion of loan discount..................................................             (9)              --
          Impairment loss.............................................................          7,263               --
          Loss on disposal of equipment...............................................             19               --
          Other.......................................................................             --               31
          Changes in operating assets and liabilities, net of acquisitions:
            Accounts receivable......................................................             151               --
            Related party receivable.................................................            (293)              --
            Unbilled receivables.....................................................             (28)              --
            Prepaid expenses and other assets........................................            (293)           (331)
            Deferred revenue.........................................................            (133)              --
            Accounts payable and accrued liabilities.................................             (44)             188
            Deferred rent............................................................               9               --
                                                                                       ---------------  ---------------
                   Net cash used in operating activities..............................        (10,888)            (571)

    Cash flows from investing activities:
       Decrease in trading securities.................................................             --              112
       Purchase of other assets                                                                    --             (113)
       Purchase of property and equipment.............................................          (662)               --
       Sale of property and equipment.................................................              4               --
       Notes receivable and warrant...................................................        (3,350)               --
       Cash paid for equity investments and acquisitions, net of cash acquired........        (4,076)            6,500
                                                                                       ---------------  ---------------
                   Net cash used in investing activities..............................        (8,084)           (6,501)

    Cash flows from financing activities:
       Principal payments under capital leases........................................           (23)               --
       Principal payments under loans payable.........................................          (259)               --
       Issuance of series B preferred stock and warrants,
            net of offering costs.....................................................            --            39,550
                                                                                       ---------------  ---------------
                   Net cash provided by (used in) financing activities................          (282)           39,550

                   Net increase (decrease) in cash and cash equivalents............... $     (19,254)        $  32,478

Cash and cash equivalents at beginning of period....................................   $      30,333         $     133
                                                                                       ---------------  ---------------

Cash and cash equivalents at end of period, including
       restricted cash of $200......................................................   $      11,079         $  32,611
                                                                                       ===============  ===============

See accompanying notes to unaudited condensed consolidated financial statements.

                        CHANGE TECHNOLOGY PARTNERS, INC.
                                AND SUBSIDIARIES

            Notes to Unaudited Interim Condensed Financial Statements
                               September 30, 2001

(1) DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

During 2000 and the nine months ended September 30, 2001, Change Technology Partners, Inc. and its subsidiaries (collectively, the "Company") have provided a broad range of professional consulting services, including e-services and technology strategy, online branding, web architecture and design, systems integration, systems architecture and outsourcing. The Company has served clients throughout the United States with offices in New York, Connecticut, Maryland, California and New Jersey.

Arinco Computer Systems Inc., the predecessor to the Company, was incorporated on March 31, 1978. However, the Company formally commenced implementation of its business plan on June 15, 2000.

At September 30, 2001, the Company's consolidated subsidiaries are as follows:

         o        InSys Technology, Inc.
         o        RAND Interactive Corporation
         o        Iguana Studios, Inc.
         o        Canned Interactive, Inc.

In July 2001, the Board of Directors terminated the employment of the Company's President and Chief Executive Officer. The former executive had an employment agreement dated August 21, 2000 that provided for severance benefits. The Company will pay the former executive the severance he is entitled to under his employment agreement and has incurred a charge totaling $493,000, which is included in severance charges in the Statement of Operations for the three months ended September 30, 2001. Additionally, the Company has recorded an impairment loss in the amount of $2,250,000 reflecting the impact of the executive's termination upon the carrying value of certain acquired intangible assets, and has reversed certain deferred compensation related to unvested options that were forfeited in connection with the termination. The impairment loss is included in impairment losses in the accompanying Statement of Operations.

During the quarter ended September 30, 2001, the Board of Directors voted to divest the Company of certain of its existing operations. Simultaneous with the divestiture, the Company is evaluating new strategic business and investment opportunities.

During the quarter ended September 30, 2001, in response to continued unfavorable market conditions for its services the Company embarked on a review of all operations with the goal of formulating a course of action to minimize near-term losses, capital expenditures, and reduce cash outflows. As an initial course of action, during July and August 2001, the Company terminated the employment of approximately 80% of its existing workforce.

As a result of the aforementioned terminations, coupled with the historical, current, and projected operating and cash flow losses the Company evaluated the recoverability of its acquired intangible assets and goodwill by comparison of the carrying value relative to future cash flows. As a result, the Company recorded impairment charges totaling $5,013,000, which is included in impairment charges in the accompanying Statement of Operations.

                        CHANGE TECHNOLOGY PARTNERS, INC.
                                AND SUBSIDIARIES

            Notes to Unaudited Interim Condensed Financial Statements
                               September 30, 2001

Also as a result of the aforementioned terminations, the Company incurred severance charges of $1,326,000, which are included in severance charges in the accompanying Statement of Operations. $514,000 of this amount accrued has been paid as of September 30, 2001.

INTERIM RESULTS

The accompanying unaudited condensed consolidated balance sheet as of September 30, 2001, the unaudited condensed consolidated Statements of Operations and cash flows for the periods ended September 30, 2001 and 2000, and the unaudited consolidated statement of stockholders' equity as of September 30, 2001 have been prepared by the Company. In the opinion of management, the accompanying condensed consolidated financial statements have been prepared on the same basis as the annual audited financial statements and contain all adjustments, which include only normal recurring adjustments, considered necessary for a fair presentation of the Company's financial position, results of operations and cash flows at the dates and for the periods presented in conformity with accounting principles generally accepted in the United States applicable to interim periods.

While the Company believes that the disclosures presented are adequate to make the information not misleading, these condensed consolidated financial statements should be read in conjunction with the audited financial statements and related notes for the year ended December 31, 2000, which are contained in the Company's Annual Report on Form 10-K/A. The results for the three month and nine month periods ended September 30, 2001 are not necessarily indicative of the results to be expected for the full fiscal year or for any future periods.

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

REVENUE RECOGNITION

Revenues are recognized for fixed price arrangements in the period services are rendered using the percentage-of-completion method, based on the percentage of costs incurred to date to total estimated projects costs, provided the Company has the ability to produce reasonably dependable estimates, collection of the resulting receivable is probable and no significant obligations remain. The cumulative impact of any revision in estimates of the cost to complete and losses on projects in process are reflected in the period in which they become known.

                        CHANGE TECHNOLOGY PARTNERS, INC.
                                AND SUBSIDIARIES

            Notes to Unaudited Interim Condensed Financial Statements
                               September 30, 2001

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

COST OF REVENUES

Cost of revenues consists primarily of compensation of billable employees, travel, subcontractor costs, and other costs directly incurred in the delivery of services to clients. Billable employees are full time employees and subcontractors whose time are spent servicing client projects. Also included in Cost of Revenues on the Statement of Operations for the three months and nine months ended September 30, 2001 is the amortization of certain purchased intangible assets, representing the value of customer relationships and workforces acquired.

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

At September 30, 2001, outstanding warrants to purchase 41,250,000 shares of common stock with a weighted average exercise price of $0.63 per share, and 8,653,909 outstanding options to purchase common stock with a weighted average exercise price of $0.19 per share were not included in the computation of diluted net loss per share because to do so would have had an antidilutive effect for the periods presented. As a result, the basic and diluted net loss per share is equal for all periods presented.

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

                        CHANGE TECHNOLOGY PARTNERS, INC.
                                AND SUBSIDIARIES

            Notes to Unaudited Interim Condensed Financial Statements
                               September 30, 2001

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

In July 2001 FASB issued SFAS No. 141 "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets." SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets separate from goodwill. Recorded goodwill and intangibles will be evaluated against this new criteria and may result in certain intangibles being subsumed into goodwill, or alternatively, amounts initially recorded as goodwill may be separately identified and recognized apart from goodwill. SFAS No. 142 requires the use of a nonamortization approach to account for purchased goodwill and certain intangibles. Under a nonamortization approach, goodwill and certain intangibles will not be amortized into results of operations, but instead would be reviewed for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles is more than its fair value. The provisions of each statement that apply to goodwill and intangible assets acquired prior to September 30, 2001 will be adopted by the Company on January 1, 2002. Because of the extensive effort needed to comply with adopting statements 141 and 142, it is not practicable to reasonably estimate the impact of adopting these statements on the Company's financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle.

In August 2001, the FASB issued FASB Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. Statement 144 requires an entity to test an asset for recoverability whenever events or changes in circumstances indicate that the entity may not be able to recover the asset's carrying amount. Companies are required to adopt Statement 144 for fiscal years beginning after December 15, 2001, therefore the Company plans to adopt this statement on January 1, 2002. The adoption of SFAS No. 144 is not expected to have a significant impact on the Company's financial position or results of operations.

                        CHANGE TECHNOLOGY PARTNERS, INC.
                                AND SUBSIDIARIES

            Notes to Unaudited Interim Condensed Financial Statements
                               September 30, 2001

(2) INVESTMENTS IN AND LOANS TO UNCONSOLIDATED SUBSIDIARIES

The following summarizes the Company's ownership interests in unconsolidated subsidiaries accounted for under the equity method or cost method of accounting as of September 30, 2001 (in thousands):

                                                                                    SEPTEMBER 30, 2001
                                                                           --------------------------------------
                                                                              CARRYING                COST
                                                                               VALUE                 BASIS
                                                                           ----------------     -----------------
              Investment in and Loan to Broadstream, Inc............     $           456                6,500
              Investment in LiveSky, Inc..........................                   125                  125
                                                                           ----------------     -----------------
                    Total.........................................       $           581                6,625
                                                                           ================     =================

INVESTMENT IN BROADSTREAM, INC.

In June 2000, the Company purchased 7,626,165 shares of Series A Convertible Redeemable Preferred Stock ("Series A") of Broadstream, Inc. (d/b/a Network Prophecy)("Broadstream"), representing an approximately 30% equity interest (calculated on an as-if-converted basis) and approximately 47% voting interest, in exchange for $6.5 million.

Broadstream is a streaming media management services company that provides software to measure, manage and monitor delivery of streaming media content and data. The investment in Broadstream is being accounted for under the equity method. Based upon the capital structure of the equity investee the Company has assumed conversion of Series A in computing its share of losses of this investee. The Company's proportionate share of Broadstream's net loss, totaling $4,041,000 from the date of investment through September 30, 2001, and the amortization of the excess of cost over the Company's proportionate interest in the underlying equity, totaling $1,587,000 from the date of investment through September 30, 2001, are included in equity in losses of affiliate in the accompanying consolidated statement of operations.

In May 2001, Broadstream completed a recapitalization whereby all of the holders of Series A exchanged their Series A shares for shares of Series A-1 Convertible Redeemable Preferred Stock ("Series A-1"). The recapitalization modified the conversion ratio, policies regarding dividends and voting rights for Series A-1 holders. No additional consideration was paid by the Company or any other Series A-1 shareholder in connection with this transaction. As a result of the recapitalization the voting interest of common shareholders was reduced from 31% to 13%.

Also in May 2001, in connection with the recapitalization, the Company transferred 1,191,569 Series A-1 shares to Adelson Investors, LLC, another shareholder of Broadstream, as payment for certain financing-related services performed by Adelson Investors on behalf of Broadstream. This transfer has been accounted for as a contribution by the Company of such shares to Broadstream in exchange for no consideration. As a result of this non-reciprocal transfer of shares the Company recorded a charge of $1,016,000, equal to the Company's cost basis in such shares, which approximated fair value and has been included in equity in losses of affiliate in the accompanying statement of operations. Subsequent to the recapitalization and non-reciprocal share transfer, the Company owned 6,434,596 shares of Series A-1

                        CHANGE TECHNOLOGY PARTNERS, INC.
                                AND SUBSIDIARIES

            Notes to Unaudited Interim Condensed Financial Statements
                               September 30, 2001

Convertible Redeemable Preferred Stock of Broadstream, representing an approximately 43% equity interest (calculated on an as-if-converted basis) and a 49% voting interest.

On August 15, 2001 the Company purchased a secured convertible promissory note from Broadstream in exchange for $600,000 in connection with an aggregate $1,600,000 bridge loan financing consummated by Broadstream. This amount is included in investments in and loans to unconsolidated subsidiaries in the accompanying balance sheet. The note earns interest at a rate of 8% per annum, is redeemable by CTPI on December 31, 2001 or prior under certain circumstances as defined. The aggregate bridge loan financing is secured by all of Broadstream's assets. The note also contains certain conversion provisions in the event Broadstream closes a new round of financing or enters into a change of control transaction.

INVESTMENT IN ECOM CAPITAL, INC.

On August 28, 2001 the Company purchased a promissory note and warrant from eCom Capital, Inc. ("eCom") for $2,250,000. eCom, a subsidiary of Franklin Capital Corporation, recently purchased certain assets of Winstar Radio which produce, syndicate and distribute radio programs and services. The note earns interest at a rate of 8.5% per annum, matures on September 30, 2002 and is secured by most of eCom's assets. The warrant to purchase 482,955 shares of eCom's common stock, with a fair value of approximately $112,000, represents 11.1% of eCom's fully diluted capital stock as of the date of issuance; it has an exercise price of $1.125 per share.

The allocated fair value of the note receivable totaling $2,138,000 is included in notes receivable in the accompanying balance sheet. Also included in notes receivable is the periodic accretion of the note discount, totaling $9,000 for the quarter ended September 30, 2001, which is charged to interest income in the accompanying statement of operations.

The Company's management performs on-going reviews of its investments in unconsolidated subsidiaries and, based on quantitative and qualitative measures, assesses the need to record impairment losses when impairment indicators are present. Among other factors, when assessing evidence of impairment, management considers the proximity of its investments to the date of evaluation, the current period operating cash flow loss and projections that demonstrate continuing losses, the Company's commitments to provide ongoing financing, and the expectations at the time of investment of significant operating losses in the short and long term. Where impairment indicators are identified, management determines the amount of any impairment charge by comparing the carrying value of the investment and other intangible assets to their fair value. As of September 30, 2001 the Company has not recognized any impairment charges in relation to its unconsolidated affiliates.

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

                        CHANGE TECHNOLOGY PARTNERS, INC.
                                AND SUBSIDIARIES

            Notes to Unaudited Interim Condensed Financial Statements
                               September 30, 2001

(3) ACQUISITIONS

ACQUISITION OF EHOTHOUSE, INC.

On September 15, 2000, the Company acquired majority voting control of eHotHouse pursuant to a transaction where eHotHouse issued Series A Convertible Participating Preferred Stock to the Company in exchange for $3 million in cash and a covenant, by the Company, to issue 6,374,502 shares of the Company's common stock as directed by eHotHouse. The operations of eHotHouse prior to acquisition were deminimus, and the fair value of the identifiable net assets at the time of acquisition approximated $0. Such transactions fully eliminate in consolidation and do not impact the consolidated financial statements of the Company. No consideration was provided to the existing shareholders of eHotHouse in the transaction. Accordingly, this transaction effectively represented the initial capitalization of eHotHouse and no goodwill was recorded. During the period from September 2000 through February 2001 eHotHouse completed several business combinations. However, eHotHouse did not exercise its right under the aforementioned covenant to have the Company issue additional shares of the Company's common stock.

In February 2001, the Company acquired the former Chief Executive Officer's (of the Company and eHotHouse) shares of eHotHouse common stock in exchange for approximately $182,000 in cash and 3,144,494 shares of Company common stock. This transaction was accounted for as the settlement of a prior stock award and, accordingly, the Company recognized $2.6 million in related compensation expense, representing the excess of the fair value of the cash and Company shares issued as settlement over the fair value of the eHotHouse shares on the original date of grant. Of this amount, $2.5 million, representing the stock portion of the settlement, was included in equity-based compensation in the statement of operations for the nine months ended September 30, 2001.

Also in February 2001, the Company acquired the remaining outstanding minority interest of its subsidiary, eHotHouse, for 2,155,519 shares of the Company's common stock valued at $2.7 million and approximately $218,000 in cash. The acquisition was accounted for using the purchase method of accounting and accordingly, the purchase price was allocated to the pro rata portion of tangible and intangible assets acquired on the basis of their respective fair values on the date of acquisition. Of the total purchase price, approximately $2.9 million was allocated to identified intangible assets, including the assembled workforce. The fair value of acquired intangible assets was capitalized and is being amortized over the estimated useful life of three years. Related amortization for the nine months ended September 30, 2001 totaled $648,000.

As a result of the aforementioned terminations, coupled with the historical, current and projected operating and cash flow losses, the Company evaluated the recoverability of its acquired intangible assets by comparison of the carrying value relative to future cash flows. As a result, the Company recorded an impairment charge totaling $2,250,000 which is included in impairment charges in the accompanying statement of operations.

                        CHANGE TECHNOLOGY PARTNERS, INC.
                                AND SUBSIDIARIES

            Notes to Unaudited Interim Condensed Financial Statements
                               September 30, 2001

ACQUISITION OF INSYS TECHNOLOGIES, INC.

On October 18, 2000, eHotHouse acquired substantially all of the operating assets and assumed certain liabilities of InSys Technology, Inc. ("InSys"), a provider of systems integration services, in exchange for $0.9 million in cash including acquisition costs. The business combination was accounted for using the purchase method.

As a result of the aforementioned terminations, coupled with the historical, current and projected operating and cash flow losses, the Company evaluated the recoverability of its acquired intangible assets by comparison of the carrying value relative to future cash flows. As a result, the Company recorded impairment charges totaling $105,000 which are included in impairment charges in the accompanying statement of operations.

ACQUISITION OF RAND INTERACTIVE CORPORATION

On November 30, 2000, eHotHouse acquired all of the issued and outstanding common stock of RAND Interactive Corporation ("RAND"), a provider of media and technical services in exchange for $0.7 million of eHotHouse common stock and $0.7 million in cash including acquisition costs. The business combination was accounted for using the purchase method.

As a result of the aforementioned terminations, coupled with the historical, current and projected operating and cash flow losses, the Company evaluated the recoverability of its acquired intangible assets by comparison of the carrying value relative to future cash flows. As a result, the Company recorded impairment charges totaling $1,030,000 which are included in impairment charges in the accompanying statement of operations.

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

The business combination was accounted for using the purchase method of accounting and, accordingly, the total consideration was allocated to the tangible and intangible assets acquired and liabilities assumed on the basis of their respective fair values on the date of acquisition. The results of operations of Iguana, and the estimated fair value of the assets acquired and liabilities assumed are included in the Company's consolidated financial statements from the date of acquisition. Of the total purchase price, approximately $1.0 million was allocated to the net tangible assets acquired, $1.3 million was allocated to identified intangible assets, including customer base and assembled workforce, and the remainder was allocated to goodwill. The fair value of the identified intangible assets was determined using an income approach for the customer base, and the replacement cost approach for the assembled workforce. The purchased intangible assets and goodwill are being amortized over their estimated useful lives of three years. Related amortization for the nine months ended September 30, 2001 totaled $936,000.

                        CHANGE TECHNOLOGY PARTNERS, INC.
                                AND SUBSIDIARIES

            Notes to Unaudited Interim Condensed Financial Statements
                               September 30, 2001

Also in connection with the acquisition of Iguana 2,300,000 shares of the Company's common stock were placed in escrow for a period to end no later than June 2002. The then fair value of such shares will be included in the aggregate purchase price if and when released from escrow, pending the outcome of the contingency, as defined.

As a result of the aforementioned terminations, coupled with the historical, current and projected operating and cash flow losses the Company evaluated the recoverability of its acquired intangible assets and goodwill by comparison of the carrying value relative to future cash flows. As a result of the Company recorded impairment charges totaling $3,878,000 which are included in impairment charges in the accompanying statement of operations.

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

The Company is in the process of finalizing its estimates that will be used in the assignment of the purchase price to identified intangible and tangible assets acquired and liabilities assumed. At September 30, 2001, these estimates are not completed, and the entire Canned excess purchase price has been included within intangible assets in the accompanying unaudited condensed balance sheet and has been amortized using a preliminary estimated useful life of three years.

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

                        CHANGE TECHNOLOGY PARTNERS, INC.
                                AND SUBSIDIARIES

            Notes to Unaudited Interim Condensed Financial Statements
                               September 30, 2001

                                                                            NINE MONTHS ENDED SEPTEMBER 30,
                                                                       ------------------------------------------
                                                                              2001                  2000
                                                                       ------------------------------------------
                                                                               (unaudited, in thousands)

              Revenues...............................................    $      6,408,000     $     12,827,000
                                                                         =================     ================

              Net loss...............................................    $    (28,093,000)    $     (3,218,000)
                                                                         =================    =================

              Net loss attributable to common stockholders...........    $    (28,691,000)    $    (43,218,000)
                                                                         =================    =================

               Pro Forma weighted average common shares
               outstanding, basic and diluted........................         129,053,985          38,614,533
                                                                         =================    =================

               Pro Forma basic and diluted net loss per common
               share.................................................    $         (0.22)              (1.12)
                                                                         =================    =================

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

(5) COMMITMENTS AND CONTINGENCIES

OPERATING LEASES

The Company leases its facilities under operating lease agreements. The following are the future minimum lease payments under non-cancelable operating leases as of September 30, 2001:

                            YEAR ENDED
                           DECEMBER 31,
                           ------------

                2001..............................   $      287,000
                2002..............................        1,171,000
                2003..............................          965,000
                2004..............................          417,000
                2005..............................           64,000
                                                        -----------
                                                     $    2,904,000

                        CHANGE TECHNOLOGY PARTNERS, INC.
                                AND SUBSIDIARIES

            Notes to Unaudited Interim Condensed Financial Statements
                               September 30, 2001

As a result of the Company's divestiture of certain operations, and employee terminations, the Company is evaluating its numerous alternatives with respect to its contractual obligations. As of September 30, 2001, the method and timing of potential disposition were uncertain and no definite action had been taken. Further, the Company was not able to reasonably estimate incremental net costs which may be incurred.

LOANS PAYABLE

As of September 30, 2001, the Company has a loan payable in the amount of $13,000 representing the balance due under a five-year unsecured promissory note with the landlord of one of the Company's subsidiaries. The loan bears interest at 9.925% per annum. Monthly principal and interest payments in the amount of $382 commenced in November 2000 and are scheduled to terminate in July 2005.

(6) EQUITY BASED COMPENSATION

On September 21, 2001, the Compensation Committee of the Board of Directors granted to the newly appointed CEO, options to purchase 9,000,000 shares of the Company's common stock at an exercise price of $0.03, the then fair value of the underlying stock. Of this grant, options to purchase 6,000,000 shares of the Company's common stock are subject to shareholder approval, which was not obtained as of September 30, 2001.

Also, on September 21, 2001, the Compensation Committee of the Board of Directors granted to certain members of the Board of Directors options to purchase an aggregate of 3,000,000 shares of the Company's common stock at an exercise price of $0.03, the then fair value of the underlying stock.

(7) RELATED PARTY TRANSACTIONS

During the nine months ended September 30, 2001, the Company incurred legal fees in connection with certain transactions and other matters in the normal course of business. A portion of these services was provided by a firm of which a member of the Board of Directors of the Company is a partner. Fees incurred by this firm totaled approximately $240,000 and $751,000 in the three months and nine months ended September 30, 2001, respectively.

Additionally, during the nine months ended September 30, 2001, the Company incurred management and investment advisory service fees in connection with identifying, evaluating, negotiating, and managing investment opportunities for the Company. These services were provided by a firm of which the current President and Chief Executive Officer of the Company is affiliated. Fees incurred by this firm totaled $50,000 and $410,000 in the three months and nine months ended September 30, 2001, respectively. Additionally, this firm occupies a portion of the Company's office space in Connecticut, for which it pays rent at fair market value. Such payments to the Company totaled $252,000 during the nine months ended September 30, 2001. Furthermore, the firm was indebted to the Company in the amount of $293,000 at September 30, 2001 for its pro rata share of certain leasehold improvements and rental payments due, which are reflected in the Related Party Receivable in the accompanying balance sheet.

                        CHANGE TECHNOLOGY PARTNERS, INC.
                                AND SUBSIDIARIES

            Notes to Unaudited Interim Condensed Financial Statements
                               September 30, 2001

(8) SUBSEQUENT EVENTS

On November 2, 2001, the Company executed a Share Purchase Agreement pursuant to which the Company sold all of the issued and outstanding capital stock of RAND to a member of the RAND management team. Under the terms of the Share Purchase Agreement, the Company received 375,039 shares of Company common stock and a warrant to purchase 30%, on a fully diluted basis when exercised, of RAND's common stock, at an aggregate exercise price of $1.00. The warrant, exercisable upon the occurrence of certain events, expires on November 3, 2013.

On November 8, 2001, the Company executed a Purchase and Sale Agreement pursuant to which the Company sold 51% of the total membership interest in InSys to a member of the InSys management team, in exchange for $50,000 cash and a promissory note with a principal amount of $100,000, bearing interest at a rate equal to the London Interbank Offered Rate plus 2%. Until the principal amount of the Note is paid in full, InSys is obligated to pay, on an annual basis, 50% of the excess of InSys' annual earnings before taxes, depreciation and amortization, subject to a reasonable reserve for working capital requirements, as defined.

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

OVERVIEW

Prior to commencement of the operational divestiture described in note 1, the Company was a provider of a broad range of professional consulting services, including e-services and technology strategy, online branding, web architecture and design, systems integration, systems architecture and outsourcing. The Company has served clients throughout the United States with offices in New York, Connecticut, Maryland, California and New Jersey.

The Company derives its revenues from services performed under one of two pricing arrangements: time-and-materials and fixed price. The services performed under either of these arrangements are substantially identical.

Revenues are recognized for fixed price arrangements as services are rendered using the percentage-of-completion method, based on the percentage of costs incurred to date to total estimated project costs, provided the Company has the ability to produce reasonably dependable estimates, and collection of the resulting receivable is probable. The cumulative impact of any revision in estimates of the costs to complete and losses on projects in process are reflected in the period in which they become known.

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

The Company' equity based compensation expense is comprised of amortization of the deferred compensation associated with the grant of stock options to the Company's Board of Directors and former President and Chief Executive Officer. Such cost is measured as the difference between the exercise price of options granted and the fair market value of the underlying stock on the date of measurement, and is being recognized as expense over the vesting period of the options. Also included in equity-based compensation during the nine months ended September 30, 2001 is the cost associated with 3,144,494 shares of Company common stock issued as partial consideration in exchange for the former President and Chief Executive Officer's shares of eHotHouse common stock. Such cost is measured as the excess of the fair value of the Company shares issued as settlement over the fair value of the eHotHouse shares on the original date of grant. The Company incurred approximately $2,953,000 in equity based compensation expense during the nine months ended September 30, 2001.

RECENT DEVELOPMENTS

In July 2001, the Board of Directors terminated the employment of the Company's President and Chief Executive Officer. The former executive had an employment agreement dated August 21, 2000 that provided for severance benefits. The Company will pay the former executive the severance he is entitled to under his employment agreement and has incurred a charge totaling $493,000, which is included in severance charges in the Statement of Operations for the three months ended September 30, 2001. Additionally, the Company has recorded an impairment loss in the amount of $2,250,000, reflecting the impact of the executive's termination upon the carrying value of certain intangible assets, and reversed certain deferred compensation related to unvested options that were forfeited in connection with the termination. The impairment loss amount is included in impairment loss in the accompanying statement of operations.

During the quarter ended September 30, 2001, in response to continued unfavorable market conditions for its services the Company embarked on a review of all operations with the goal of formulating a course of action to minimize near-term losses, capital expenditures, and reduce cash outflows. As an initial course of action, during July and August 2001, the Company terminated the employment of approximately 80% of its existing workforce.

As a result of the aforementioned terminations, coupled with the historical, current and projected operating and cash flow losses the Company evaluated the recoverability of its acquired intangible assets and goodwill by comparison of the carrying value relative to future cash flows. As a result, the Company recorded impairment charges totaling $5,013,000 which are included in impairment losses in the accompanying statement of operations.

Also as a result of such actions, the Company incurred severance charges of $1,326,000 which are included in severance charges in the accompanying statement of operations. $514,000 of this amount has been paid as of September 30, 2001.

On November 2, 2001, the Company executed a Share Purchase Agreement pursuant to which the Company sold all of the issued and outstanding capital stock of RAND to a member of the RAND management team. Under the terms of the Share Purchase Agreement, the Company received 375,039 shares of Company common stock and a warrant to purchase 30%, on a fully diluted basis when exercised, of RAND's common stock, at an aggregate exercise price of $1.00. The warrant, exercisable upon the occurrence of certain events, expires on November 3, 2013.

On November 8, 2001, the Company executed a Purchase and Sale Agreement pursuant to which the Company sold 51% of the total membership interest in InSys to a member of the InSys management team, in exchange for $50,000 cash and a promissory note with a principal amount of $100,000, bearing interest at a rate equal to the London Interbank Offered Rate plus 2%. Until the principal amount of the Note is paid in full, InSys is obligated to pay, on an annual basis, 50% of the excess of InSys' annual earnings before taxes, depreciation and amortization, subject to a reasonable reserve for working capital requirements, as defined.

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

As a result of the aforementioned terminations, coupled with the historical, current and projected operating and cash flow losses, the Company evaluated the recoverability of its acquired intangible assets by comparison of the carrying value relative to future cash flows. As a result, the Company recorded impairment charges totaling $2,250,000 which are included in impairment charges in the accompanying statement of operations.

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

As a result of the aforementioned terminations, coupled with the historical, current and projected operating and cash flow losses the Company evaluated the recoverability of its acquired intangible assets and goodwill by comparison of the carrying value relative to future cash flows. As a result the Company recorded impairment charges totaling $3,878,000 which are included in impairment charges in the accompanying statement of operations.

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

RESULTS OF OPERATIONS

THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2000, RESPECTIVELY

REVENUES. Revenues increased from $6,000 in the three months ended September 30, 2000 to $1,740,000 in the three months ended September 30, 2001, and from $6,000 to $5,144,000 in the nine months ended September 30, 2000 and 2001, respectively. These increases are a result of the contribution to revenues of acquired companies' revenue streams. As a result of the Company's planned divestitures and continued unfavorable market conditions for its services, revenues from existing services are expected to decline on a prospective basis.

COST OF REVENUES. Cost of revenues consists principally of costs directly incurred in the delivery of services to clients, primarily consisting of compensation of billable employees. Billable employees are full time employees and sub-contractors whose time spent working on client projects is charged to that client at agreed-upon rates. Billable employees are our primary source of revenue. Such costs increased from $0 in the three months ended September 30, 2000 to $2,527,000 in the three months ended September 30, 2001, or 145% of revenues. These costs increased from $0 in the nine months ended September 30, 2000 to $6,891,000 in the six months ended September 30, 2001, or 134% of revenues.

In connection with our acquisition of InSys, RAND, Iguana, and Canned, the Company recorded intangible assets representing the value ascribed to the customer lists and assembled workforces of the acquired companies. The aggregate amortization of these intangible assets totaled $423,000 and $864,000 for the three months and nine months ended September 30, 2001, respectively, and is included in cost of revenues.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses consist primarily of compensation and related benefits, professional services fees, facilities costs, and advertising and promotional costs. Selling, general and administrative expenses increased from $988,000 in the three months ended September 30, 2000 to $2,967,000 in the three months ended September 30, 2001, and from $1,462,000 to $10,788,000 in the nine months ended September 30, 2000 and 2001, respectively. These increases were primarily the result of increased compensation, increased professional services fees and increases in other costs associated with the growth of our business and operations over the prior year.

IMPAIRMENT LOSSES. As a result of the aforementioned terminations, coupled with the historical, current and projected operating and cash flow losses the Company evaluated the recoverability of its acquired intangible assets and goodwill by comparison of the carrying value relative to future cash flows. As a result, the Company recorded impairment charges totaling $7,263,000 which are included in impairment losses in the accompanying statement of operations.

SEVERANCE COSTS. Severance costs were $0 in the three months ended September 30, 2000 and $1,326,000 in the three months ended September 30, 2001, and $0 and $1,326,000 in the nine months ended September 30, 2000 and 2001, respectively.

EQUITY IN LOSSES OF UNCONSOLIDATED AFFILIATES. Equity in losses of unconsolidated affiliates was $504 in the three months ended September 30, 2000 and $1,838,000 in the three months ended September 30, 2001, and $504 and $4,912,000 in the nine months ended September 30, 2000 and 2001, respectively. Equity in losses of unconsolidated affiliates resulting from the Company's minority ownership in Broadstream, Inc. has been accounted for under the equity method of accounting. Under the equity method of accounting, the Company's proportionate share, calculated on an as-if-converted basis, of Broadstream's operating losses and amortization of the Company's net excess investment over its equity in Broadstream's net assets is included in equity in losses of unconsolidated affiliates.

The Company's management performs on-going reviews of its investments and, based on quantitative and qualitative measures, assesses the need to record impairment losses when impairment indicators are present. Among other factors, when assessing evidence of impairment, management considers the proximity of its investments to the date of evaluation, the current period operating cash flow loss and projections that demonstrate continuing losses, the Company's commitments to provide ongoing financing, and the expectations at the time of investment of significant operating losses in the short and long term. Where impairment indicators are identified, management determines the amount of any impairment charge by comparing the carrying value of the investment and other intangible assets to their fair value. As of September 30, 2001 the Company has not recognized any impairment charges with respect to its unconsolidated affiliates.

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

INTEREST AND DIVIDEND INCOME. Interest and dividend income was $541,000 in the three months ended September 30, 2000 and $144,000 in the three months ended September 30, 2001, and $997,000 and $754,000 in the nine months ended September 30, 2000 and 2001, respectively. The decrease in interest income for the nine months ended September 30, 2001 over the prior year was attributable to a decrease in the Company's invested cash balance as it has funded its ongoing operations. Interest income in future periods may fluctuate as a result of the average cash we maintain and changes in the market rates of our cash equivalents, and we expect that the average cash balance may continue to decrease as the Company continues to incur operating losses.

INCOME TAXES. The Company has available estimated net operating loss carryforwards for income tax purposes of approximately $16,800,000 through the period ended September 30, 2001, which expire on various dates from 2001 through 2021. A valuation allowance has been established due to uncertainty whether the Company will generate sufficient taxable earnings to utilize the available net operating loss carryforwards. A portion of the Company's net operating loss carryforwards may also be limited due to significant changes in ownership under Section 382 of the Tax Reform Act of 1986.

LIQUIDITY AND CAPITAL RESOURCES

On March 28, 2000, an investor group led by Pangea Internet Advisors, LLC purchased 4,000,000 shares of Series B convertible preferred stock for net proceeds to the Company of approximately $39,450,000 in cash. Also on March 28, 2000, certain other investors purchased warrants to purchase 41,250,000 shares of common stock for $100,000.

The Company had $11,079,000 in cash and cash equivalents available as of September 30, 2001. The Company used $19,254,000 to fund operations, finance acquisitions and make strategic investments during the nine months ended September 30, 2001. Operating and investing activities on a long-term basis may require the Company to seek additional equity or debt financing. The Company expects that future acquisitions of businesses and other strategic assets will require considerable outlays of capital.

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

As of September 30, 2001, the Company held cash and cash equivalents with an average maturity of 45 days or less.

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

None

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

(b) Reports on Form 8-K:

         The Registrant filed a Current Report on Form 8-K on July 11, 2001 reporting matters under Item 7, Financial Statements and Exhibits. The Registrant also filed two Current Reports on Form 8-K/A on July 17, 2001 to amend Item 7, Financial Statements and Exhibits, of the two Current Reports on Form 8-K filed by Registrant on February 7, 2001. The Registrant also filed a Form 8-K dated September 11, 2001 reporting matters under Item 5, Other Events and Item 7, Financial Statements and Exhibits.

                                   SIGNATURES

                  In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                  Dated: November 14, 2001



                              CHANGE TECHNOLOGY PARTNERS, INC.


                              By:  /s/ William Avery
                                   ---------------------------------------
                                   William Avery
                                   President, Chief Executive Officer, and Chief Financial Officer