Form 10-K
period 2001-12-31
CHANGE TECHNOLOGY PARTNERS INC
filed 2002-03-29
CIK 356591

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

(MARK ONE)

   [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

         As of March 15, 2002, the aggregate market value of registrant's common stock held by non-affiliates was approximately $9,135,655, based on the last reported sale price of $0.07 per share on that date, and 182,462,546 shares of registrant's common stock were outstanding.

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

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----

PART I.........................................................................1

         ITEM 1.    BUSINESS...................................................1

         ITEM 1A.   RISK FACTORS...............................................8

         ITEM 2.    Properties................................................11

         ITEM 3.    Legal proceedings.........................................11

         ITEM 4.    Submission of Matters to a Vote of
                    Security Holders..........................................11


PART II.......................................................................12

         ITEM 5.    Market for Registrant's Common Equity and Related
                    Stockholder Matters.......................................12

         ITEM 6.    Selected Financial Data...................................12

         ITEM 7.    Management's Discussion and Analysis of Financial
                    Condition and Results of Operations.......................13

         ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                    MARKET RISK...............................................23

         ITEM 8.    Financial Statements and Supplementary Data...............23

         ITEM 9.    Changes in and Disagreements with Accountants on
                    Accounting and Financial Disclosure.......................25


PART III......................................................................26

         ITEM 10.   Directors and Executive Officers of the Registrant........26

         ITEM 11.   Executive Compensation....................................27

         ITEM 12.   Security Ownership of Certain Beneficial Owners
                    and Management............................................31

         ITEM 13.   Certain Relationships and Related Party Transactions......33


PART IV.......................................................................34

         ITEM 14.   Exhibits, Financial Statement Schedules and
                    Reports on Form 8-K.......................................35



                                      (i)

                                     PART I

ITEM 1.  BUSINESS

OVERVIEW AND RECENT DEVELOPMENTS

         Change Technology Partners, Inc. currently has limited operations. Since July 2001, the Company has focused on divesting its consulting businesses and using its significant cash position to develop and acquire businesses in the radio and media industries. Presently, its only operating business is Canned Interactive, which designs and produces interactive media, primarily for the entertainment industry.

         Prior to July 2001, the Company provided a broad range of consulting services, including e-services and technology strategy, online branding, web architecture and design, systems integration, systems architecture and outsourcing. However, in response to continued unfavorable market conditions for such services, the Company embarked on a review of its operations with the goal of formulating a course of action to minimize near-term losses, capital expenditures and reduce cash outflows. As a result of such review, the Company's board of directors voted to sell or wind down its existing operations, other than Canned, and use its assets to invest in and develop new businesses.

         In connection with this decision, the board of directors terminated the employment of approximately 90% of its existing workforce, including its President and Chief Executive Officer. As a result of these actions, the Company incurred severance expenses of $1,326,000 ($493,000 of which were incurred in connection with the termination of employment of its President and Chief Executive Officer).

         The board of directors then appointed William Avery, a member of the board of directors, to serve as the Company's President and Chief Executive Officer. He was charged with executing the board's divestiture and new business development plan.

         In August 2001, Mr. Avery was approached by Franklin Capital Corporation, an American Stock Exchange listed business development company, regarding the Company's interest in providing capital in connection with Franklin Capital's acquisition of certain radio programming and services assets from affiliates of Winstar Communications, Inc. and to explore further the possibility of combining the Company and Franklin Capital.

         In connection with the radio asset acquisition, the Company agreed to provide Excelsior Radio Networks Inc., a majority owned subsidiary of Franklin Capital, with a loan in the amount of $2,250,000. Pursuant to the terms of the loan, if Franklin Capital and the Company had not mutually agreed to a term sheet regarding a business combination on or before December 31, 2001, the Company would have the right to accelerate the payment of all principal and interest due on the loan. The Company also received a warrant to purchase 482,955 shares of common stock of Excelsior Radio Networks at an exercise price of $1.125 per share.

         On December 4, 2001, the Company and Franklin Capital entered into a definitive agreement and plan of merger. See "-- Proposed Merger with Franklin Capital Corporation."

         Concurrently with the execution of the merger agreement, the parties entered into a stock purchase agreement pursuant to which the Company agreed to purchase 250,000 shares of common stock of Excelsior Radio Networks from Franklin Capital for an aggregate purchase price of $250,000. In the event that the merger between Franklin Capital and the Company is terminated pursuant to the terms of the merger agreement, Franklin Capital shall be required to repurchase all of such common stock from the Company at a repurchase price equal to $250,000, plus interest thereon at a rate of 10% per annum from December 4, 2001 to the date of repurchase. Additionally, the note receivable will still be due in September 2002.

         The Company's principal executive offices are located at 537 Steamboat Road, Greenwich, CT 06830. The Company also maintains offices in New York, NY and Los Angeles, CA.

CORPORATE HISTORY

         Until March 28, 2000, the Company was known as Arinco Computer Systems Inc. and had no business operations. On March 28, 2000, an investor group acquired control of Arinco Computer Systems through an investment of $40,000,000 in exchange for newly issued convertible preferred stock of Arinco Computer Systems (which has since all been converted to Common Stock). Following this investment, Arinco Computer Systems changed its name to Change Technology Partners, Inc., redomesticated from New Mexico to Delaware, and commenced its consulting business strategy.

SUBSIDIARIES

         The Company's subsidiaries are:

         o  Iguana Studios, Inc.

         o  Papke Textor, Inc. d/b/a Canned Interactive.

         Iguana Studios has no significant operations or assets and the Company plans on dissolving Iguana Studios during 2002. The Company has no plans to sell or divest Canned and is working with the management of Canned to improve its performance. Canned was cash flow positive in the fourth quarter of 2001.

INVESTMENTS AND LOANS

         The Company has made investments in and loans to media and technology companies. The following table summarizes the Company's media and technology investments and loans as of December 31, 2001:

             COMPANY                             DESCRIPTION                      TYPE OF INVESTMENT INTEREST
--------------------------------    -------------------------------------   ----------------------------------------
Excelsior Radio Networks, Inc.      Produces, syndicates and distributes    250,000 shares of common stock,
                                    radio programs                          warrant to purchase 482,955 shares of
                                                                            common stock and $2,250,000 note

NetPro Holdings Inc.                Streaming media management services     39.15% equity interest
                                    company

             COMPANY                             DESCRIPTION                      TYPE OF INVESTMENT INTEREST
--------------------------------    -------------------------------------   ----------------------------------------
Broadstream, Inc.                   No current operations                   43% equity interest

Livesky, Inc.                       Wireless technology developer,          2% equity interest
                                    including mobile telephone business
                                    strategy and assessment as well as
                                    mobile application design and
                                    development

InSys LLC                           Provider of systems integration         49% equity interest and $100,000 note
                                    services


ACQUISITIONS AND DIVESTITURES

         EHOTHOUSE. On September 15, 2000, the Company acquired majority voting control of eHotHouse Inc., an interdisciplinary e-services consulting firm, in a transaction where eHotHouse issued Series A convertible participating preferred stock to the Company in exchange for $3,000,000 and a covenant, by the Company, to issue 6,374,502 shares of Common Stock as directed by eHotHouse. The operations of eHotHouse prior to acquisition were de minimis. No consideration was provided to the existing shareholders of eHotHouse in the transaction. During the period from September 2000 through February 2001, eHotHouse completed several business combinations. However, eHotHouse did not exercise its right under the covenant referred to above to have the Company issue additional shares of Common Stock.

         In February 2001, the Company acquired the outstanding minority interest of eHotHouse for 5,300,013 shares of Common Stock and approximately $400,000 in cash.

         Subsequent to February 2001, the Company merged eHotHouse with and into the Company. As a result of the Company's divestiture plan, the Company does not intend to develop the former business of eHotHouse.

         IGUANA. In March 2001, the Company acquired Iguana Studios, Inc., a New York City-based interactive consulting agency, for approximately $5,800,000, including $2,800,000 in cash, 2,700,000 shares of Common Stock valued at approximately $2,000,000, and replacement options to purchase 1,681,888 shares of Common Stock, which vested upon the change in control, valued at approximately $1,000,000. As a result of the Company's divestiture plan, the operations of Iguana have been wound down. As of December 31, 2001, Iguana had no significant operations or assets and the Company plans on dissolving Iguana during 2002.

         CANNED INTERACTIVE. In June, 2001, the Company acquired Papke-Textor, Inc. d/b/a Canned Interactive for approximately $1,100,000 in cash, including acquisition costs, and 6,436,552 shares of Common Stock valued at approximately $1,000,000. Canned Interactive is based in Los Angeles, California and designs and produces interactive media, primarily for the entertainment industry. Entertainment companies, as well as consumer goods, sports and technology companies, contract with Canned to produce interactive media, such as digital video discs (DVD) and web site design. Work is usually contracted with a purchase order and delivery of completed work is typically within one to three months of receipt of the order.

         Most theatrical films, including new and library releases, are now released in DVD format. Canned designs interactive content for those titles, enriching the viewer experience and creating value for Canned's clients. Canned also uses its design and technology skills to create and enhance web sites with interactive and streaming content.

         Canned plans to exploit its ability to design, create and produce interactive DVD applications in two ways. First, Canned plans to support and marginally grow its business in the entertainment sector. Canned's service to this business sector allowed it to develop top creative and technology skills. It has significantly penetrated the sector and will opportunistically pursue new business while ensuring sufficient resources are deployed to secure what has become a relatively stable and predictable part of the business. Second, Canned will use its understanding of the DVD medium to identify business opportunities for its services in other market segments where it believes its creative and technology skills can support its clients' business objectives. As the number of DVD-enabled households increases, driven in large part by the theatrical entertainment business' use of DVDs to distribute its product, the public's familiarity with interactive DVDs increases and the cost of distribution decreases. These factors open up potential new uses for Canned's services outside its core entertainment business. Canned currently has targeted the technology, consumer goods and communications businesses.

         Canned's largest clients in 2001 were Disney Home Entertainment, Columbia Tristar Home Entertainment and Warner Home Video. Other clients in 2001 were Cisco Systems, Nike and the United States Olympic Committee. Until recently, most of Canned's business was by way of referral and capitalization on the established contacts it has built in the entertainment sector. Canned has now developed a quota-bearing sales approach to sign new revenue sources outside the entertainment industry. Based on the success of these new initiatives, Canned is organized to add to its sales team and support that effort with appropriate public relations.

         Competition for the development of interactive DVDs and web sites is strong and varied. Companies that compete with Canned in the DVD market include 1k Studios, dzn, B.D. Fox and Zuma Digital. In the web site marketplace there are numerous small, local competitors, as well as more established companies such as Razorfish and dna studios.

         In 1999, Congress passed legislation that regulates certain aspects of the internet, including on-line content, copyright infringement, user privacy, taxation, access charges, liability for third-party activities and jurisdiction. In addition, federal, state, local and foreign governmental organizations also are considering, and may consider in the future, other legislative and regulatory proposals that would regulate the internet. The internet and e-commerce sectors are still relatively new areas and it is not known how courts will interpret or apply both existing and new laws. Therefore, Canned is uncertain how new laws or the application of existing laws will affect its web site design business.

         BROADSTREAM AND NETPRO. In June 2000, the Company purchased 7,626,165 shares of Series A convertible redeemable preferred stock of Broadstream, Inc., a streaming media management services company (d/b/a Network Prophecy), representing an approximate 30% equity interest and approximate 47% voting interest in Broadstream in exchange for $6,500,000.

         Following a recapitalization transaction in May 2001 in which the Company paid no additional consideration to Broadstream, on August 15, 2001 the Company purchased a secured convertible promissory note from Broadstream in exchange for $600,000 in connection with an aggregate $1,600,000 bridge loan financing consummated by Broadstream. The aggregate bridge loan financing was secured by all of Broadstream's assets. The note also contained certain conversion provisions in the event Broadstream closed a new round of financing or entered into a change of control transaction.

         On November 30, 2001 the Company assigned its note to a newly formed entity, NetPro Holdings Inc., in exchange for 13,674,753 shares of NetPro Series A-1 convertible redeemable participating preferred stock. No gain or loss was recorded as a result of this exchange. Concurrent with this transaction, NetPro foreclosed on the note and elected to take possession of all of Broadstream's assets in full satisfaction of the note. Broadstream remains in existence but is not conducting any business.

         On December 24, 2001, the Company purchased 1,585,479 shares of NetPro Series B-1 convertible redeemable participating preferred stock in exchange for $200,000. As of December 31, 2001, the Company's interest in NetPro represents approximately 39.15% of NetPro's outstanding equity. On January 10, 2002, the Company invested an additional $100,000 in NetPro Series B-1 stock. On March 14, 2002, the board of directors of NetPro voted to suspend all of the company's business operations and immediately terminate almost all of its employees due to NetPro's inability to generate sufficient revenues. NetPro's board of directors continues to evaluate alternatives to maximize the value of the Company's remaining assets.

         RAND. On November 30, 2000, eHotHouse acquired all of the issued and outstanding common stock of RAND Interactive Corporation, a provider of media and technical services, in exchange for $700,000 of eHotHouse common stock and $700,000 in cash.

         On November 2, 2001 the Company sold all of the issued and outstanding shares of Rand to certain members of its management team in exchange for 375,039 shares of Common Stock, and a warrant to purchase such number of shares of common stock of Rand that equals, at the time of exercise, 30% of the issued and outstanding shares of Rand common stock on a fully diluted basis. The warrant has a stated aggregate exercise price of $1.00, expires on November 3, 2013 and is contingently exercisable upon the occurrence of certain prospective events.

         INSYS. On October 18, 2000, eHotHouse acquired InSys Technology, Inc., a provider of systems integration services, in exchange for $900,000 in cash.

         On November 8, 2001 the Company sold a 51% voting interest in InSys to a member of InSys's management team in exchange for $50,000 and concurrently forgave approximately $400,000 of advances to InSys. In addition, the Company loaned InSys $100,000. The Company continues to evaluate its investment in InSys and may decide to sell or hold such investment in the future.

PROPOSED MERGER WITH FRANKLIN CAPITAL CORPORATION

         GENERAL. On December 4, 2001, the Company and Franklin Capital entered into a definitive agreement and plan of merger. Pursuant to the merger agreement, the Company will merge with and into Franklin Capital and Franklin Capital will be the surviving corporation.

         If the merger is completed, the Company's stockholders will receive one share of Franklin Capital common stock for each 40.985 shares of Common Stock. Each share of the Company's Series A preferred stock will be exchanged for one share of Franklin Capital Series B preferred stock. Based upon the capitalization of the Company and Franklin Capital, the common stockholders of the Company will own in the aggregate approximately 80% of the outstanding shares of Franklin Capital common stock following consummation of the merger. The effect of the merger is to create a combined company that will focus primarily on developing and acquiring assets in the media and advertising business, provided that the combined company shall continue the Company's historic business, or use a significance portion of the Company's historic business assets in its business, to the extent required under applicable tax regulations.

         The merger between the Company and Franklin Capital is subject to the receipt of the requisite approvals of the Franklin Capital common and Series A preferred stockholders, the Company common and Series A preferred stockholders and the satisfaction or waiver of the other conditions to the merger. The Company can provide no assurance that all of the conditions will be satisfied or waived by the party entitled to do so. Franklin Capital intends to file a registration statement on Form N-14 with respect to the proposed merger, which will include a proxy statement/prospectus. Each of the Company and Franklin Capital plan to hold a stockholders' meeting in the second quarter of 2002 at which stockholders will be asked to approve the merger agreement and merger. The foregoing statements regarding the pending merger with Franklin Capital are forward-looking statements subject to a number of risks and uncertainties, including the factors set forth below in "Risk Factors - Risks Related to the Merger." Upon consummation of the merger, Franklin Capital will change its name to Excelsior Communications Corporation.

         The parties intend to close the merger by filing a certificate of merger with the Secretary of State of the State of Delaware as soon as practicable after the stockholders meetings, assuming all other conditions to the merger have been satisfied or waived. The parties are working to complete the transaction by June 30, 2002.

         BUSINESS OF THE MERGED COMPANY. Currently, Franklin Capital is a business development company and provides private investment capital to private companies and small public companies in a variety of industries throughout the United States. Franklin Capital's lending and investment activity has been focused principally on securities issued by companies involved in early stage high technology sectors such as wireless communications, other telecommunications services, internet software and information services.

         Franklin Capital is headquartered in New York, New York, is listed on the American Stock Exchange and trades under the symbol "FKL."

         In August, 2001 Franklin Capital acquired certain assets from affiliates of Winstar Communications, Inc., which are held in its majority owned subsidiary, Excelsior Radio Networks, Inc. If the merger with the Company is consummated, Franklin Capital will terminate its status as a business development company and change the nature of its business to focus on developing assets primarily in the media and advertising business. Franklin Capital, as the surviving corporation, will also change its name to Excelsior Communications Corporation. In order to develop its business, Excelsior Communications will expand and grow the business of Excelsior Radio through acquisitions, joint ventures and other efforts.

         Excelsior Radio creates, produces, distributes and is a sales representative for national radio programs while also offering other miscellaneous services to the radio industry. Excelsior Radio offers radio programs to the industry in exchange for commercial broadcast time, which Excelsior Radio sells to national advertisers. Excelsior Radio currently offers approximately 50 programs to over 2,000 radio stations across the country. The group of radio stations who contract with Excelsior Radio to broadcast a particular program constitutes a radio network. Excelsior Radio derives a significant part of its revenue from selling the commercial broadcast time on its radio networks to advertisers desiring national coverage.

         Excelsior Radio also derives a portion of its revenues from its sales representation division which operates under the name Global Media. The sales representation division operates as a sales staff for other nationally syndicated program producers who do not wish to sell their own product. The sales representation division generates its revenues by selling network advertising time for third party program producers and retaining a sales commission on gross revenue.

REGULATORY

         Prior to the consummation of the merger, the Company may own investment securities having a value exceeding 40% of the value of its total assets (exclusive of government securities and cash items) on an unconsolidated basis, and may therefore meet the definition of an "investment company" under the Investment Company Act of 1940. The board of directors believes that the Company will not be deemed an "investment company" by virtue of the "primarily engaged" exemption under Section 3(b)(1) of the Investment Company Act. This statutory exemption provides that, even if a company owns investment securities having a value exceeding 40% of its total assets, it may not be an investment company if it in fact is directly or indirectly (through wholly owned subsidiaries) "primarily engaged" in a non-investment company business. While the board of directors believes the Company is primarily engaged in a business other than owning securities, the applicability of the "primarily engaged" exclusion is determined on a case-by-case basis, and it is possible that the Company may be deemed by the Securities and Exchange Commission to be an investment company subject to the Investment Company Act. In the event the SEC determines that the Company cannot take advantage of the "primarily engaged" exclusion, the board of directors believes that the Company could rely on Rule 3a-2 under the Investment Company Act, which deems an issuer not to be subject to the registration requirements of the Investment Company Act for up to one year if certain conditions are met. The board of directors adopted a resolution on November 7, 2001 stating its intention to take steps necessary not to be deemed an "investment company" under the Investment Company Act. If the SEC determines that the safe harbor in Rule 3a-2 is unavailable to the Company, the

Company would be in violation of the registration requirements under the Investment Company Act which could subject the Company to penalties and other enforcement action by the SEC.

EMPLOYEES

         As of December 31, 2001, the Company employed 28 full time employees. Of the total number of employees, 20 were in professional services, four in sales and marketing and four in finance and administration. None of the Company's employees are represented by any collective bargaining unit, and the Company has never experienced a work stoppage. The Company believes its relations with its employees are good.

ITEM 1A. RISK FACTORS

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

RISKS RELATED TO THE COMPANY

         FORECASTING THE COMPANY'S FUTURE RESULTS AND FINANCIAL CONDITION IS DIFFICULT AND COULD AFFECT THE COMMON STOCK TRADING PRICE. As a result of the Company's limited operating history and recent divestiture and new business development plan, it believes that its historical financial information is not indicative of the Company's future performance. As a result, it is difficult to forecast the Company's future results. In addition, the nature of the markets in which the Company competes makes it difficult to predict the growth of the industry. The Company's future operations may be affected by a number of other factors, many of which are outside the Company's control. If in some future period the Company's results of operations were to fall below the expectations of investors, the trading price of the Common Stock may decline.

         THE COMPANY MAY MAKE STRATEGIC INVESTMENTS OR FORM AFFILIATIONS THAT DO NOT PROVE USEFUL TO THE COMPANY AND THE COMPANY MAY LOSE ANY VALUE IT CONTRIBUTES TO THESE INVESTMENTS OR AFFILIATIONS. The Company may form affiliations with other businesses. These affiliations may not provide the Company with a valuable return on its investment. The Company also may not benefit from any strategic investment it makes if the business it invests in is not successful. The Company has already suffered a loss on its investment in Broadstream, Inc. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Acquisition and Divestitures."

         THE COMPANY'S SUCCESS DEPENDS ON ITS ABILITY TO RETAIN ITS KEY PERSONNEL. The Company's success depends largely on the skills of its key management. Currently, the Company's key management consists of William Avery, the Company's President and Chief Executive Officer. The Company cannot guarantee that it will be able to replace this individual in the event his services become unavailable.

         CONCENTRATION OF OWNERSHIP WILL LIMIT YOUR ABILITY TO INFLUENCE CORPORATE MATTERS. The present directors, executive officers and principal stockholders of the Company beneficially own approximately 27% of the outstanding Common Stock. As a result, these stockholders will be able to continue to exert significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, including the proposed merger with Franklin Capital.

         THE COMPANY MAY BE CONSIDERED AN INVESTMENT COMPANY UNDER THE INVESTMENT COMPANY ACT OF 1940. The Company may own investment securities having a value exceeding 40% of the value of its total assets (exclusive of government securities and cash items) on an unconsolidated basis, and may therefore meet the definition of an "investment company" under the Investment Company Act. The board of directors believes that the Company will not be deemed an "investment company" by virtue of the "primarily engaged" exemption under Section 3(b)(1) of the Investment Company Act. This statutory exemption provides that, even if a company owns investment securities having a value exceeding 40% of its total assets, it may not be an investment company if it in fact is directly or indirectly (through wholly owned subsidiaries) "primarily engaged" in a non-investment company business. While the board of directors believes that the Company is primarily engaged in a business other than owning securities, the applicability of the "primarily engaged" exemption is determined on a case-by-case basis, and it is possible that the Company may be deemed by the SEC to be an investment company subject to the Investment Company Act. In the event that the SEC determines that the Company cannot take advantage of the "primarily engaged" exemption, the board of directors believes that the Company could rely on Rule 3a-2 under the Investment Company Act, which deems an issuer otherwise subject to the Investment Company Act not to be subject to the registration requirements of the Investment Company Act for up to one year if certain conditions are met. However, it is possible that the SEC may disagree with the Company's conclusion that this safe harbor is available to the Company, thus subjecting the Company to the risk that it should have registered as an investment company and that therefore the Company may be in violation of the Investment Company Act. Such a violation could lead to penalties and other enforcement action by the SEC.

RISKS RELATED TO THE MERGER

         THE PROPOSED MERGER MAY NOT OCCUR. If the merger agreement is terminated or if the merger is not completed for any reason, the Company may not be as well positioned to effectuate its developing business plan. The success of the Company depends on its ability to effectuate such a plan subsequent to the merger. If the merger is not consummated, the Company will be forced to reassess its position and future business strategy.

         If the merger is not completed for any reason, the Company may be subject to a number of other risks, including:

         o The Company may be required under certain circumstances to pay Franklin Capital a termination fee of $750,000.

         o  The price of the Common Stock may decline.

         o Transaction costs related to the merger, such as financial, advisory, legal, accounting and printing fees must be paid even if the merger is not completed. The amount of the transaction costs may substantially exceed our estimates and, when combined with the expenses incurred in connection with the Company's recent divestitures and change in business plan, could have an adverse effect on the business, financial condition and operating results of the combined company.

         o If the merger is terminated and the board of directors seeks another merger or business combination, the Company's stockholders cannot be certain that the Company will be able to find a partner willing to pay an equivalent or more attractive price than the price to be paid by Franklin Capital in the proposed merger.

         THE MERGER AGREEMENT DOES NOT CONTAIN ANY PROVISIONS FOR ADJUSTMENT OF THE EXCHANGE RATIO AND DOES NOT PROVIDE FOR RIGHTS OF TERMINATION BY EITHER PARTY BASED UPON FLUCTUATIONS IN THE PER SHARE PRICE OF THE COMPANY'S OR FRANKLIN CAPITAL'S COMMON STOCK. Because no adjustment will be made to the exchange ratio, the value of consideration to be received by holders of Common Stock in connection with the merger is not presently ascertainable and will vary based upon the market price of Franklin Capital common stock at the time of the merger. Such variations may be the result of changes in the business operations or prospects of Franklin Capital, market assessments of the likelihood that the merger will be consummated, the timing thereof, the prospects for the post-merger operations of the combined company, general market and economic conditions and other factors beyond the control of the Company and Franklin Capital.

         NO FAIRNESS OPINION WAS OBTAINED REGARDING THE MERGER. Because the terms of the merger were negotiated at arm's length between the management of the Company and Franklin Capital, and taking into consideration the time and expense that would be incurred in obtaining an investment banker's opinion on the fairness of the terms of the merger in light of the Company's lack of an operating business, the Company has not sought or obtained such an opinion. Accordingly, no unaffiliated third party expert has opined as to the fairness of the merger from a financial point of view to the stockholders of the Company.

         THE COMBINED COMPANY MAY BE UNABLE TO REALIZE THE BENEFITS ANTICIPATED BY THE COMPANY AND FRANKLIN CAPITAL. The merger involves the integration of two companies that have previously operated independently. There can be no assurances that the companies will not encounter significant difficulties in integrating their respective operations or that the benefits expected from such integration will be realized. Incurring unexpected costs or delays in connection with such integration could have a material adverse effect on the combined company's business, financial condition or results of operations.

         THE COMBINED COMPANY MAY EXPERIENCE ADVERSE EFFECTS FROM COMBINING OPERATIONS OF THE COMPANY AND FRANKLIN CAPITAL. The boards of directors approved the merger and the merger agreement with the expectation that the merger will result in a number of benefits, including operating efficiencies, revenue enhancements and other synergies. However, as a result of the merger, the management of the combined company will be faced with unfamiliar business issues. In addition, the current management of the Company, who will take on management positions in Franklin Capital upon consummation of the merger, have no experience with Franklin Capital's radio business.

ITEM 2.  PROPERTIES

         The Company leases approximately 10,900 square feet of office space at 537 Steamboat Road, Greenwich, Connecticut for use as executive offices. The Company currently utilizes approximately 3,500 square feet and has sublet the remaining 7,400 square feet to a related party. The current lease expires in October 2003. The Company also leases office space at 16 West 19th Street, New York, New York 10011, and 6834 Hollywood Boulevard, Hollywood, California 90028.

ITEM 3.  LEGAL PROCEEDINGS

         The Company is subject to legal claims from time to time and is involved in litigation that has arisen in the ordinary course of its business. It is the opinion of the Company's management that either it has adequate legal defenses to these claims or that any liability that might be incurred due to these claims will not, in the aggregate, exceed the limits of the Company's insurance policies or otherwise result in any material adverse effect on the Company's operations or financial position.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of the stockholders in the fourth quarter of 2001.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Common Stock is traded on the over-the-counter market and prices are quoted on the OTC electronic bulletin board under the symbol "CTPI."

         The following sets forth the range of high and low bid prices for the Common Stock for the periods indicated as reported on the OTC electronic bulletin board.

    FISCAL YEAR ENDED DECEMBER 31,                HIGH              LOW
---------------------------------------          ------            ------
2000
First quarter..........................          $ 5.50            $  .02
Second quarter.........................            4.00              1.12
Third quarter..........................            3.75              1.25
Fourth quarter.........................            2.94               .37

2001
First quarter..........................            2.00               .25
Second quarter.........................             .31               .07
Third quarter..........................             .14               .02
Fourth quarter.........................             .10               .03

         As of March 15, 2002, there were 479 common stockholders of record and 182,462,546 shares of Common Stock outstanding. The last reported sale price for the Common Stock on March 15, 2002 was $0.07.

         The Company has never paid cash dividends and does not intend to pay cash dividends in the foreseeable future. The Company intends to retain earnings, if any, to finance the growth of its business.

ITEM 6.  SELECTED FINANCIAL DATA

         The following selected financial data as of and for the years ended December 31, 1999, 1998 and 1997 has been derived from the financial statements of the Company and the notes accompanying the statements, which have been audited by Grant Thornton LLP, the Company's predecessor independent accountants. The selected financial data as of and for the years ended December 31, 2001 and 2000 has been derived from the Company's financial statements and the accompanying notes, which have been audited by KPMG LLP, the Company's current independent auditors. Note that historical results of operations are not indicative of the Company's future performance because of the new business strategy implemented in the spring of 2000 and the Company's recent decision to divest its consulting businesses and use its significant cash position, in combination with the proposed merger with Franklin Capital, to develop and acquire businesses in the radio and media industries. You should read this information in conjunction with the audited consolidated financial statements, including the notes to those statements, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this report.

                                                                                  FISCAL YEAR ENDED DECEMBER 31,
                                                                  -----------------------------------------------------------------
                                                                     2001          2000          1999          1998          1997
                                                                  ---------     ---------     ---------     ---------     ---------
                                                                            (in thousands, except per share amounts)
Statement of Operations Data:
Revenue ......................................................    $   5,567     $   1,370     $      --     $      --     $      --
Cost of revenues .............................................        7,276         1,119            --            --            --
Gross profit (loss) ..........................................       (1,709)          251            --            --            --
Operating expenses:
Selling, general and administrative ..........................       13,738         3,305            12            11             3
Equity based compensation ....................................        3,086         2,921            --            --            --
Severance ....................................................        1,326            --            --            --            --
Loss on disposal of subsidiaries .............................          377            --            --            --            --
Impairment losses ............................................        7,263            --            --            --            --
Total operating expenses .....................................       25,790         6,226            12            11             3
Operating loss ...............................................      (27,499)       (5,975)          (12)          (11)           (3)
Other income (expense) .......................................       (4,701)         (263)           20           (42)          (29)
Net income (loss) before extraordinary item ..................      (32,200)       (6,238)            8           (53)          (32)
Extraordinary item ...........................................           --            --            --           666            --
Dividends ....................................................           --            --           (14)          (24)          (24)
Deemed dividend attributable to issuance of
   convertible preferred stock ...............................           --        40,000            --            --            --
Net income (loss) applicable to common stockholders ..........      (32,200)      (46,238)           (6)      589,000           (56)
Net income (loss) per share--basic and diluted ...............         (.23)        (1.31)           --           .13          (.01)

                                                                                             DECEMBER 31,
                                                                  -----------------------------------------------------------------
                                                                     2001          2000          1999          1998          1997
                                                                  ---------     ---------     ---------     ---------     ---------
                                                                                           (in thousands)
Balance Sheet Data:
Cash, cash equivalents and marketable securities .............        8,892      $ 30,333      $    245      $    173      $    270
Working capital ..............................................       10,719        30,012           245           236          (377)
Total assets .................................................       16,152        38,576           246           238           270
Accumulated deficit ..........................................      (80,801)      (48,601)       (2,363)       (2,371)       (2,984)
Stockholders' equity (deficit) ...............................       14,660        37,182           245           236          (377)


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with the Company's audited consolidated financial statements and accompanying notes for the fiscal year ended December 31, 2001. Certain statements contained within this discussion constitute forward-looking statements. See "Special Note Regarding Forward Looking Statements."

ACCOUNTING POLICIES

         The preparation of the Company's financial statements in conformity with generally accepted accounting principles in the United States requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company's estimates, judgments and assumptions are continually evaluated based on available information and experience. Because of the use of estimates inherent in the financial reporting process, actual results could differ from those estimates.

         The Company provides services under time-and-material or fixed-price contracts which are generally short term. Under time-and-material and fixed-price contracts costs are generally incurred in proportion with contracted billing schedules and revenue is recognized when the services are rendered based on the percentage of costs incurred to date to total estimated project costs. Cumulative revenues recognized may be less or greater than cumulative costs and profits billed at any point in time during a contract's term. The resulting difference is recognized as unbilled or deferred revenue.

         Any estimation process, including that used in preparing contract accounting models, involves inherent risk. The Company reduces the inherent risk relating to revenue and cost estimates in percentage-of-completion models through corporate policy, approval and monitoring processes. Risks relating to service delivery, productivity and other factors are considered in the estimation process. For all client contracts, provisions for estimated losses on individual contracts are made in the period in which the loss first becomes apparent.

         The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of customers to make payments. If the financial condition of the Company's customers deteriorate, resulting in the customers' inability to make payments, additional allowances will be required.

         The Company establishes the estimated useful lives of the Company's intangibles based on a number of factors, which are in part based on the Company's assessments of the expected revenues to be generated by the acquired customer base, a specific evaluation of the capabilities and retention efforts associated with the workforce acquired and other general economic trends. If the Company experiences client turnover, employee turnover or deteriorating operating performance, the estimated useful lives of the Company's intangibles may require adjustment.

         The Company has reduced its deferred tax assets to an amount that the Company believes is more likely than not to be realized, $0 at December 31, 2001. In so doing, the Company has estimated future taxable losses in determining the valuation allowance. In the event that actual results differ from these estimates or these estimates are adjusted in future periods, the Company may need to modify its valuation allowance which could materially affect its financial position and results of operations.

OVERVIEW AND RECENT DEVELOPMENTS

         Prior to commencement of the operational divestiture described in the Company's Form 10-Q for the quarter ended September 30, 2001, the Company was a provider of a broad range of professional consulting services, including e-services and technology strategy, online branding, web architecture and design systems integration, system architecture and outsourcing. The Company has served clients throughout the United States with offices in New York, Connecticut, Maryland, California and New Jersey.

         On December 4, 2001 the Company entered into an agreement and plan of merger with Franklin Capital Corporation, a Delaware corporation. Subject to the terms of the agreement the Company will be merged with and into Franklin Capital in a transaction intended to qualify as a tax-free reorganization. The merger is subject to review by various government entities and to stockholder approval. The companies anticipate closing the transaction in the second quarter of 2002.

         The Company has made two investments in Excelsior Radio Networks, Inc. (d/b/a eCom Capital, Inc.), a subsidiary of Franklin Capital, which produces, syndicates and distributes radio programs and related services. The Company purchased a promissory note and warrant for $2,250,000 from Excelsior in August 2001 and in December of 2001 purchased 250,000 shares of Excelsior from Franklin Capital for $250,000.

         Based on the Company's assessment of this investment and its review of the opportunities in the radio business, the board of directors decided to merge with Franklin Capital and jointly develop and acquire network radio programming and sales and syndication businesses.

OTHER SIGNIFICANT DEVELOPMENTS

         In July 2001, the board of directors terminated the employment of the Company's President and Chief Executive Officer. The former executive had an employment agreement dated August 21, 2000 that provided for severance benefits. The Company will pay the former executive the severance he is entitled to under his employment agreement and has incurred a charge totaling $493,000, which is included in severance charges in the Statement of Operations for the year ended December 31, 2001. Additionally, the Company has recorded an impairment loss in the amount of $2,250,000, reflecting the impact of the executive's termination upon the carrying value of certain intangible assets, and has reversed certain deferred compensation related to unvested options that were forfeited in connection with the termination. The impairment loss amount is included in the "Impairment Losses" section of the accompanying Statement of Operations.

         During the year ended December 31, 2001, in response to continued unfavorable market conditions for its services, the Company embarked on a review of all operations with the goal of formulating a course of action to minimize near-term losses, capital expenditures and reduce cash outflows. As an initial course of action, the Company terminated the employment of approximately 90% of its existing workforce.

         As a result of these terminations, coupled with historical, current and projected operating and cash flow losses, the Company evaluated the recoverability of its acquired intangible assets and goodwill by comparison of the carrying value relative to future cash flows. As a result, the Company recorded impairment charges totaling $5,013,000, which are included in the "Impairment Losses" section of the accompanying Statement of Operations.

         Also as a result of these actions, the Company incurred severance charges of $1,326,000, which are included in the "Severance Charges" section of the accompanying Statement of Operations. $895,000 of this amount has been paid as of December 31, 2001.

         On November 2, 2001, the Company executed a Share Purchase Agreement pursuant to which the Company sold all of the issued and outstanding capital stock of RAND to a member of its management team. Under the terms of the Share Purchase Agreement, the Company received 375,039 shares of Common Stock and a warrant to purchase 30%, on a fully diluted basis when exercised of RAND's common stock, at an aggregate price of $1.00. The warrant, exercisable upon the occurrence of certain events, expires on November 3, 2013.

         On November 8, 2001, the Company sold a 51% voting interest in InSys to a member of its management team in exchange for $50,000 and concurrently forgave approximately $400,000 in advances to InSys. In addition, the Company loaned Insys $100,000 evidenced by a promissory note. The note bears interest at a rate equal to the London Interbank Offer Rate plus 2%.

OVERVIEW OF HISTORICAL OPERATIONS

         The Company derives its revenues from services performed under one of two pricing arrangements: time-and-materials and fixed price. The services performed under either of these arrangements are substantially identical.

         Revenues are recognized for fixed price arrangements as services are rendered using the percentage-of-completion method, based on the percentage of costs incurred to date to total estimated project costs, provided the Company has the ability to produce reasonably dependable estimates, and collection of the resulting receivable is probable. The cumulative impact of any revision in estimates of the costs to complete and losses on projects are reflected in the period in which they become known.

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

         Agreements entered into in connection with time-and-materials projects are generally terminable by the client upon 30-days' prior written notice, and clients are required to pay the Company for all time, materials and expenses incurred by the Company through the effective date of termination. Agreements entered into in connection with fixed-fee projects are generally terminable by the client upon payment for work performed and the next progress payment due. If clients terminate existing agreements or if the Company is unable to enter into new agreements, the Company's business, financial condition and results of operations could be materially and adversely affected. In addition, because a significant portion of the Company's expenses are fixed, a variation in the number of client engagements can cause significant variations in operating results from quarter to quarter.

         The Company's projects vary in size and source. Therefore, a client that accounts for a significant portion of the Company's revenues in one period may not generate a similar amount of revenue in subsequent periods. However, there is a risk that the source of the Company's revenues may be generated from a small number of clients and these clients may not retain the Company in the future. Any cancellation, deferral or significant reduction in work performed for these principal clients or a significant number of smaller clients could have a material adverse affect on the Company's business, financial condition and results of operations.

         The Company's costs consist primarily of compensation and related costs of personnel dedicated to customer assignments. Project personnel costs also include fees paid to subcontractors for work performed in connection with projects and non-reimbursed travel expenses.

         The Company's selling, general and administrative costs consist primarily of compensation and related costs of the management and administrative functions, including finance and accounting, marketing, human resources and internal information technology, the costs of the Company's facilities, and other general corporate expenses.

         The Company's equity based compensation expense is comprised of amortization of the deferred compensation associated with the grant of stock options to the board of directors and former President and Chief Executive Officer. Such cost is measured as the difference between the exercise price of options granted and the fair market value of the underlying stock on the date of measurement, and is being recognized as expense over the vesting period of the options. Also included in the equity based compensation during the year ended December 31, 2001 is the cost associated with 3,144,494 shares of Common Stock issued as partial consideration in exchange for the former President and Chief Executive Officer's shares of eHotHouse, a subsidiary. Such cost is measured as the difference between the fair value of the shares issued over that of the eHotHouse shares on the original date of grant. The Company incurred approximately $3,086,000 in equity based compensation expense during the year ended December 31, 2001.

ACQUISITIONS AND DIVESTITURES

         The Company evaluates acquisitions based on numerous quantitative and qualitative factors. Quantitative factors include historical and projected revenues and profitability, geographic coverage and backlog of projects under contract. Qualitative factors include strategic and cultural fit, management skills, customer relationships and technical proficiency.

         EHOTHOUSE. On February 21, 2001, the Company acquired the remaining outstanding interests in eHotHouse, and merged eHotHouse with a newly formed, wholly owned subsidiary of the Company. The Company acquired this minority interest for approximately 2,200,000 shares of Common Stock, valued at approximately $2,700,000, and $200,000 in cash. The acquisition was accounted for using the purchase method of accounting. On May 16, 2001, eHotHouse merged with and into the Company.

         As a result of the aforementioned terminations, coupled with the historical, current and projected operating and cash flow losses, the Company evaluated recoverability of its acquired intangible assets acquired from eHotHouse by comparison of the carrying value relative to future cash flows. As a result, the Company recorded impairment charges totaling $2,250,000 which are included in the "Impairment Charges" section of the accompanying Statement of Operations.

         INSYS. On October 18, 2000, eHotHouse acquired substantially all of the operating assets and assumed certain liabilities of InSys, a provider of systems integration services, in exchange for $900,000 in cash including acquisition costs. The business combination was accounted for using the purchase method.

         During the year ended December 31, 2001 as a result of the aforementioned terminations, coupled with the historical, current and projected operating and cash flow losses, the Company evaluated the recoverability of its acquired intangible assets by comparison of the carrying value relative to future cash flows. As a result, the Company recorded impairment charges totaling $105,000 which are included in the "Impairment Charges" section of the accompanying Statement of Operations.

         As discussed above, on November 8, 2001 the Company sold a 51% voting interest in InSys to a certain member of the management team in exchange for $50,000 and concurrently forgave approximately $400,000 of advances to InSys. In addition, the Company loaned InSys $100,000 evidenced by a promissory note.

         RAND INTERACTIVE CORPORATION. On November 30, 2000, eHotHouse acquired all of the issued and outstanding common stock of RAND Interactive Corporation, a provider of media and technical services in exchange for $700,000 of eHotHouse common stock and $700,000 in cash including acquisition costs. The business combination was accounted for using the purchase method of accounting.

         As a result of the aforementioned terminations, coupled with the historical, current and projected operating and cash flow losses, the Company evaluated the recoverability of its acquired intangible assets by comparison of the carrying value relative to future cash flows. As a result, the Company recorded impairment charges totaling $1,030,000 which are included in the "Impairment Charges" section of the accompanying Statement of Operations.

         As discussed above, on November 2, 2001 the Company sold all of the issued and outstanding shares of RAND to certain members of the management team in exchange for 375,039 shares of the Common Stock, and a warrant to purchase such amount of shares of RAND common stock that equals, at the time of exercise, 30% of the issued and outstanding shares of RAND common stock on a fully diluted basis.

         IGUANA. On March 1, 2001, the Company acquired all outstanding shares of Iguana Studios, Inc., a leading provider of media and technical services, in exchange for approximately $2,800,000 in cash, including acquisition costs, 2,700,000 shares of Common Stock, valued at approximately $2,000,000, and replacement options to purchase 1,681,888 shares of Common Stock valued at approximately $1,000,000. The acquisition was accounted for using the purchase method of accounting.

         As a result of the terminations referred to above, coupled with the historical, current and projected operating and cash flow losses, the Company evaluated recoverability of its acquired intangible assets and goodwill acquired from Iguana by comparison of the carrying value relative to future cash flows. As a result, the Company recorded impairment charges totaling $3,878,000 which are included in the "Impairment Charges" section of the accompanying Statement of Operations.

         CANNED. On June 12, 2001, the Company acquired Papke-Textor, Inc. d/b/a Canned Interactive, a Los Angeles based media and entertainment interactive agency, for approximately $1,100,000 in cash, including acquisition costs, and 6,436,552 shares of Common Stock, valued at approximately $1,000,000. The business combination was accounted for using the purchase method of accounting.

         BROADSTREAM AND NETPRO. In May 2001, Broadstream completed a recapitalization whereby the holders of Series A Convertible Redeemable Preferred Stock exchanged their Series A shares for shares of Series A-1 Convertible Redeemable Preferred Stock. The recapitalization modified the conversion ratio, policies regarding dividends and voting rights for Series A-1 holders. No additional consideration was paid by the Company or any other preferred shareholder in connection with this transaction. As a result of the recapitalization the voting interest of common shareholders was reduced from 31% to 13%.

         Also in May 2001, in connection with the recapitalization, the Company transferred 1,191,569 Series A-1 Convertible Redeemable Preferred shares to Adelson Investors, LLC, another shareholder of Broadstream. This transfer is accounted for as a contribution by the Company of such shares to Broadstream in exchange for no consideration. In connection with this non-reciprocal transfer of shares the Company recorded a charge of $1,016,000, equal to the Company's cost basis in such shares, which has been included in the "Equity In Losses of Unconsolidated Affiliates" section of the accompanying Statement of Operations. Subsequent to the recapitalization, and non-reciprocal share transfer, the Company owned 6,434,596 shares of Series A-1 convertible redeemable preferred stock of Broadstream, representing an approximately 43% equity interest (calculated on an as-if-converted basis) and 49% voting interest.

         On August 15, 2001 the Company purchased a secured convertible promissory note from Broadstream in exchange for $600,000 in connection with an aggregate $1,600,000 bridge loan financing consummated by Broadstream. The aggregate bridge loan financing was secured by all of Broadstream's assets. The note also contained certain conversion provisions in the event Broadstream closed a new round of financing or entered into a change of control transaction.

         On November 30, 2001 the Company assigned its note to a newly formed entity, NetPro Holdings Inc. in exchange for 13,674,753 shares of NetPro Series A-1 convertible redeemable participating preferred stock. On November 30, 2001 as a result of the application of the equity method, the net book value of the note approximated zero. No gain or loss was recorded as a result of this exchange. Concurrent with this transaction, NetPro foreclosed on the note and elected to take possession of all of Broadstream's assets in full satisfaction of the notes. Broadstream remains in existence but is not conducting any business.

         On December 24, 2001, the Company purchased 1,585,479 shares of NetPro Series B-1 convertible redeemable participating preferred stock in exchange for $200,000 in connection with a larger ongoing financing effort by NetPro. On January 10, 2002, the Company invested an additional $100,000 in NetPro Series B 1 stock. On March 14, 2002, the board of directors of NetPro voted to suspend all of the company's business operations and immediately terminate almost all of its employees due to NetPro's inability to generate sufficient revenues. NetPro's board of directors continues to evaluate alternatives to maximize the value of the company's remaining assets.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2001 COMPARED TO YEAR ENDED DECEMBER 31, 2000

         REVENUES. Revenues increased from $1,370,000 for the year ended December 31, 2000 to $5,567,000 for the year ended December 31, 2001. This increase is the result of the contribution to revenues of acquired companies' revenues streams. As a result of the Company's divestitures and continued unfavorable market conditions for its professional services, revenues from historical service offerings decreased on a sequential basis during 2001 and are expected to decline on a prospective basis.

         COST OF REVENUES. Cost of revenues increased from $1,119,000 for the year ended December 31, 2000 to $7,276,000 for the year ended December 31, 2001. Cost of revenues consists primarily of compensation of billable employees, travel, subcontractor costs and other costs directly incurred in the delivery of services to clients. Billable employees are full time employees and subcontractors whose time are spent servicing client projects. Also included in Cost of Revenues is the amortization of certain purchased intangible assets, representing the value of customer relationship and workforces acquired.

         In connection with the acquisition of InSys, RAND, Iguana and Canned, the Company recorded intangible assets representing the value ascribed to the customer lists and assembled workforces of the acquired companies. The aggregate amortization of these intangible assets totaled $50,000 and $2,588,000, respectively, and is included in Cost of Revenues.

         As a result of the Company's divestitures, terminations and unfavorable market conditions, cost of revenues decreased on a sequential basis during 2001 and are expected to decline on a prospective basis.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses consist primarily of compensation and related benefits, professional services fees, facilities costs and advertising and promotional costs. Selling, general and administrative expenses increased from $3,305,000 for the year ended December 31, 2000 to $13,738,000 for the year ended December 31, 2001. These increases were primarily the result of increased compensation, increased professional services fees, increased facility costs, and increases in other costs associated with the growth of the Company's business and operations over the prior year. On a prospective basis, as a result of the operational modifications to the Company, selling, general and administrative expenses are expected to decrease in absolute dollars.

         IMPAIRMENT LOSSES. As a result of the aforementioned terminations, coupled with historical, current and projected operating and cash flow losses, the Company evaluated the recoverability of its acquired intangible assets and goodwill by comparison of the carrying value relative to future cash flows. As a result, the Company recorded impairment charges totaling $7,263,000 which are included in the "Impairment Losses" section of the accompanying Statement of Operations.

         SEVERANCE COSTS. Severance costs were $0 and $1,326,000 in the year ended December 31, 2000 and 2001, respectively.

         EQUITY IN LOSSES OF UNCONSOLIDATED AFFILIATES. Equity in losses of unconsolidated affiliates was $1,732,000 and $5,546,000 for the years ended December 31, 2000 and 2001, respectively. Equity in losses of unconsolidated affiliates resulting from the Company's minority ownership in Broadstream, NetPro and InSys have been accounted for under the equity method of accounting. Under the equity method of accounting, the Company's proportionate share, calculated on an as-if-converted basis, of the investee's operating losses and amortization of the Company's net excess investment over its equity in the investee's net assets is included in equity in losses of unconsolidated affiliates.

         INTEREST AND DIVIDEND INCOME. Interest and dividend income was $1,469,000 and $845,000 for the years ended December 31, 2000 and 2001, respectively. The decrease in interest income over the prior year was attributable to a decrease in the Company's invested cash balance, as it has funded its ongoing operations. Interest income in future periods may fluctuate as a result of the average cash maintained and changes in the market rates of the Company's cash equivalents, and the Company expects that the average cash balance may continue to decrease as the Company continues to incur operating losses.

         INCOME TAXES. The Company has available estimated net operating loss carryforwards for income tax purposes of approximately $20,000,000 as of December 31, 2001, which expire on various dates from 2001 through 2021. A valuation allowance has been established due to uncertainty whether the Company will generate sufficient taxable earnings to utilize the available net operating loss carryforwards. A portion of the Company's net operating loss carryforwards may also be limited due to significant changes in ownership under Section 382 of the Tax Reform Act of 1986.

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

         In connection with the Company's acquisitions of InSys and RAND, accounted for under the purchase method of accounting, the Company recorded intangible assets representing the value ascribed to the customer lists and assembled workforces of the acquired companies. The aggregate amortization of these intangibles totaled $50,000 for the year ended December 31, 2000 and is included in cost of revenues.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses consist primarily of compensation and related benefits, professional services fees, facilities costs and advertising and promotional costs. Selling, general and administrative expenses increased from $12,000 in 1999 to $3,305,000 in 2000. The increase was primarily the result of increased compensation, increased professional services fees and increases in other costs associated with the growth of our business and operations.

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

         The Company had $8,892,000 in cash and cash equivalents available as of December 31, 2001. The Company used $21,441,000 to fund operations, finance acquisitions and make strategic investments during the year ended December 31, 2001. The Company has initiated a merger transaction with Franklin Capital subject to certain terms, conditions and stockholder approvals, which would require outlays of capital to complete the merger. Further, the Company is continuously evaluating future acquisitions of businesses and other strategic assets which may also require considerable outlays of capital. If a business combination is consummated and the post combination operations require significant cash outlays to fund operations, the Company may be required to seek additional sources of financing.

         However, beginning in the third quarter of 2001, in response to continued unfavorable market conditions for its services, the Company embarked on a review of its operations with the goal of formulating a course of action to minimize near term losses, capital expenditures and reduce cash outflows. As of December 31, 2001, the Company has a single operating subsidiary, a limited number of employees and has significantly reduced fixed expenses.

         During the year ended December 31, 2001, the Company incurred legal fees in connection with certain transactions and other matters in the normal course of business. A portion of these services was provided by a firm of which a member of the board of directors is a partner. Fees incurred by this firm totaled approximately $881,000 and $821,000 for the year ended December 31, 2001 and 2000, respectively.

         Additionally, during the year ended December 31, 2001, the Company incurred management and investment advisory service fees in connection with identifying, evaluating, negotiating, and managing investment opportunities for the Company. These services were provided by a firm of which the current President and Chief Executive Officer of the Company was previously affiliated. Fees incurred by the Company to this firm totaled $510,000 and $828,000 in 2001 and 2000, respectively. Additionally, this firm occupies a portion of the Company's office space in Connecticut, for which it pays rent at an amount which approximates fair market value. Such payments to the Company totaled $283,000 during the year ended December 31, 2001. Furthermore, the firm was indebted to the Company in the amount of $204,000 at December 31, 2001 for its pro rata share of certain leasehold improvements and rental payments due.

         The Company invests predominantly in instruments that are highly liquid, investment grade securities that have maturities of less than 45 days.

         The Company's future contractual obligations at December 31, 2001 were as follows:

                                                                                           2006 AND
                                                                                          ----------
                                             2002        2003        2004        2005     THEREAFTER
                                           -------     -------     -------     -------    ----------
                                                               (in thousands)
Operating leases......................     $   980     $   842     $   332     $    46     $     -
Capital Leases........................          92         124           -           -           -
                                           -------     -------     -------     -------     -------
Involuntary termination...............         247         246           -           -           -
                                           -------     -------     -------     -------     -------
                                           $ 1,227     $ 1,088     $   332     $    46           -
                                           =======     =======     =======     =======     =======

         The Company intends to fund these obligations from its cash on hand at December 31, 2001.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company's primary objective in investing in securities and other instruments is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, the Company maintains a portfolio of cash and cash equivalents and money market funds. As of December 31, 2001, the Company held cash and cash equivalents with an average maturity of 45 days or less.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The Financial Statements begin on Page F-1 of this report.

QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

         The following tables set forth unaudited quarterly statement of operations data of the Company for each of the Company's seven most recent quarters. The periods prior to April 2, 2000 have been omitted since the operating activities of the Company were de minimis. In management's opinion, this unaudited information has been prepared on the same basis as the audited annual financial statements and includes all adjustments (consisting only of normal recurring adjustments) necessary for fair presentation of the unaudited information for the quarters presented. You should read this information in conjunction with the consolidated financial statements, including the notes to those statements, included elsewhere in this report. The results of operations for a quarter are not necessarily indicative of results that the Company may achieve for any subsequent periods and, because the Company commenced its primary operations in fall 2000 and recently decided to divest its consulting business and use its significant cash position, in combination with the proposed merger with Franklin Capital, to develop and acquire businesses in the radio and media industries, historical information may not be indicative of future results.

                                                                                       THREE MONTHS ENDED
                                                            ----------------------------------------------------------------------
                                                            DEC. 31, 2001     SEPT. 30, 2001      JUNE 30, 2001     MARCH 31, 2001
                                                            -------------     --------------      -------------     --------------
Revenues ...........................................            423,000           1,740,000           1,530,000           1,874,000
Cost of revenues ...................................            385,000           2,527,000           2,312,000           2,052,000
Gross profit .......................................             38,000            (787,000)           (782,000)           (178,000)
Selling, general and administrative ................          2,950,000           2,967,000           5,037,000           2,784,000
Equity based compensation expense ..................            133,000             159,000             165,000           2,629,000
Impairment losses ..................................                 --           7,263,000                  --                  --
Severance charges ..................................                 --           1,326,000                  --                  --
Loss on disposal of subsidiaries ...................            377,000                  --                  --                  --
Income (loss) from operations ......................         (3,422,000)        (12,502,000)         (5,984,000)         (5,591,000)
Other income (loss), net ...........................           (532,000)         (1,698,000)         (2,021,000)           (450,000)
Income (loss) before income taxes ..................         (3,954,000)        (14,200,000)         (8,005,000)         (6,041,000)
Provision for income taxes .........................                 --                  --                  --                  --
Net income (loss) ..................................         (3,954,000)        (14,200,000)         (8,005,000)         (6,041,000)

                                                                                       THREE MONTHS ENDED
                                                                     -----------------------------------------------------
                                                                     DEC. 31, 2000      SEPT. 30, 2000       JUNE 30, 2000
                                                                     -------------      --------------       -------------
Revenues ......................................................        1,364,000               6,000                 --
Cost of revenues ..............................................        1,119,000                  --                 --
Gross profit ..................................................          245,000               6,000                 --
Selling, general and administrative ...........................        1,842,000             988,000            471,000
Equity based compensation expense .............................        2,857,000              64,000                 --
Income (loss) from operations .................................       (4,454,000)         (1,046,000)          (471,000)
Other income (loss), net ......................................         (754,000)             37,000            454,000
Income (loss) before income taxes .............................       (5,208,000)         (1,009,000)           (17,000)
Provision for income taxes ....................................               --                  --                 --
Net income (loss) .............................................       (5,208,000)         (1,009,000)           (17,000)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

CHANGE IN ACCOUNTANTS

         On July 13, 2000, the Company retained KPMG LLP as its independent auditors to replace Grant Thornton LLP. The Company engaged KPMG LLP to audit the books and accounts of the Company for the year ending December 31, 2000. The board of directors and its audit committee previously had approved this decision to change the Company's independent accountants.

         The reports of Grant Thornton on the financial statements of the Company for the year ended December 31, 1999 contain no adverse opinion or disclaimer of opinion and were not qualified or modified as to any uncertainty, audit scope or accounting principle. In connection with the audit for 1999 and through July 13, 2000, there were no disagreements with Grant Thornton on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Grant Thornton, would have caused the firm to make reference thereto in their reports on the financial statements for such period.

         During 1999 and through July 13, 2000, Grant Thornton had not advised the Company of any reportable events (as defined in Item 304(a)(1)(v) of Regulation S-K), and has not advised the Company of any such events since July 13, 2000. The Company had not consulted with KPMG on any matter prior to July 13, 2000.

         The Company filed current reports on Form 8-K on July 19 and July 25, 2000 disclosing this change in its accountants.

DISAGREEMENTS WITH ACCOUNTANTS

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

EXECUTIVE OFFICERS

         The executive officer of the Company is as follows:

         NAME                  AGE         PRESENT POSITION WITH THE COMPANY
-----------------------       -----    -----------------------------------------
William Avery..........        52      President, Chief Executive Officer, Chief
                                       Financial Officer, Secretary and Director

DIRECTORS

         The directors of the Company are as follows:

WILLIAM AVERY. Mr. Avery has served as the Company's President and Chief Executive Officer since July 2, 2001. From March 28, 2000 to March 16, 2001, Mr. Avery served as a Managing Director of the Company. He has served as a director since September 12, 2000. Mr. Avery also serves as the Chairman of the Nominating Committee. Mr. Avery was a Managing Partner of FG II Ventures, LLC, from October 1, 1999 to July 1, 2001. Prior to working with FG II, Mr. Avery was Corporate Senior Vice President and President of the International Division of CUC International Inc., which merged with Cendant Corporation. With CUC, Mr. Avery developed its overseas memberships and Internet businesses. Mr. Avery is 52 years of age.

JAMES M. DUBIN. Mr. Dubin has served as a director of the Company since March 28, 2000. Mr. Dubin serves as a member of the Compensation Committee. Mr. Dubin is also a Senior Partner and Co-chair of the Corporate Department of Paul, Weiss, Rifkind, Wharton & Garrison, an international law firm headquartered in New York City, where he has worked since 1974. Mr. Dubin serves on the board of directors of Carnival Corporation, the world's largest cruise line operator, and Conair Corporation, an international designer, manufacturer and marketer of branded consumer products. Mr. Dubin is 55 years of age.

MICHAEL GLEASON. Mr. Gleason has been Chairman of the Board since March 28, 2000. Mr. Gleason serves as a member of the Audit and Compensation Committees. He is also the Managing Partner of The Culmen Group, which has public and private equity investments in media, fixed income securities, oil and gas production and real estate, where he has worked since 1993. Mr. Gleason also represents Seven Network Australia in the United States and serves as Vice President of Seven Network (U.S.). Mr. Gleason also serves on the board of directors of Metro-Goldwyn-Mayer Inc., a producer and distributor of television programs and theatrical motion pictures. Mr. Gleason is 47 years of age.

WILLIAM E. LIPNER. Mr. Lipner has been a director of the Company since March 28, 2000. Mr. Lipner serves as the Chairman of the Compensation Committee and is a member of the Nominating Committee. He is also Chairman and Chief Executive Officer of NFO World Group, Inc., the world's third largest marketing information/market research company. Mr. Lipner also serves on the board of directors of Crane Co., a diversified aerospace engineering and manufacturing company. Mr. Lipner is 54 years of age.

MICHAEL LEVITT. Mr. Levitt has been a director of the Company since November 7, 2001. He currently acts as a private investor. From 1996 until 2001 Mr. Levitt was a partner at Hicks, Muse, Tate & Furst Incorporated. He was involved in originating, structuring and monitoring Hicks Muse's investments, principally in the media and branded food industries, and he served as the partner principally responsible for the firm's relationships with investment banks and commercial banking firms worldwide. Mr. Levitt also managed Hicks Muse's New York office. Mr. Levitt also serves on the board of directors of IDT Corporation, a leading provider of international and domestic long-distance telephone service, Internet access and global Internet telephony services. Mr. Levitt is 43 years of age.

COMPENSATION OF DIRECTORS

         Non-employee directors receive annual remuneration of $2,500 for serving as directors of the Company, and are reimbursed for out-of-pocket expenses incurred in connection with such service. Additionally, non-employee directors have been granted options to purchase Common Stock under the Company's 2000 Stock Option Plan. See "Executive Compensation - Certain Relationships and Related Party Transactions - Stock Options."

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors, executive officers, and persons who own more than ten percent of the Common Stock, to file reports of ownership and changes in ownership on Forms 3, 4 and 5 with the SEC. Directors, executive officers and greater than ten percent stockholders are required by SEC regulations to furnish the Company with copies of all Forms 3, 4 and 5 they file. The Company believes that all its directors, executive officers, and greater than ten percent beneficial owners complied with all filing requirements applicable to them in 2001 other than (i) Robert Westerfield, a former executive officer of the Company, whose Form 3 filing was late, and (ii) Steven Carlin, a former executive officer of the Company, whose Form 3 filing was late. However, neither Mr. Westerfield nor Mr. Carlin failed to report a transaction on a timely basis.


ITEM 11. EXECUTIVE COMPENSATION

SUMMARY OF CASH AND OTHER COMPENSATION

         The following Summary Compensation Table sets forth the compensation awarded to, earned by or paid to the President and Chief Executive Officer and certain former executive officers of the Company during the fiscal years ended December 31, 2001 and 2000 for services rendered in all capacities to the Company and its subsidiaries.

                                                                                   AWARDS OF        ALL OTHER
          NAME AND PRINCIPAL POSITION                 YEAR        SALARY ($)     OPTIONS/SARS     COMPENSATION
---------------------------------------------        ------     --------------  --------------   --------------
William Avery
CEO, CFO, President and Secretary............         2001        128,723 (1)    9,000,000 (2)           --
                                                      2000         92,307 (3)           --               --

Matthew Ryan
Former CEO and President.....................         2001        125,950 (1)           --          122,836 (4)
                                                      2000         73,559 (3)    3,000,000 (5)           --

Robert Westerfield
Former Chief Operating Officer, Chief
   Financial Officer, Treasurer and
   Executive Vice President..................         2001         37,746 (1)           --               --
                                                      2000             --               --               --

Kathleen E. Shepphird
Former Executive Vice President, Managing
   Director of Marketing and Company
   Secretary.................................         2001         99,167 (1)           --        61,666.50 (6)

----------
(1) Salaries listed have been prorated to reflect the amount of time each officer was employed by the Company in 2001. The period covered for each officer is as follows:
     Mr. Avery: January 1, 2001 to March 16, 2001 as a Managing Director and July 2, 2001 to December 31, 2001

----------
     as the President and CEO.
     Mr. Ryan: January 1, 2001 to July 2, 2001.
     Mr. Westerfield: February 5, 2001 to June 20, 2001.
     Ms. Shepphird: January 1, 2001 to August 1, 2001.

(2) Mr. Avery was granted options to purchase 9,000,000 shares of Common Stock with an exercise price of $.03 per share. Options to purchase 3,000,000 shares of Common Stock were issued under the Company's 2000 Stock Option Plan. Options to purchase 6,000,000 shares of Common Stock were issued outside of the Plan and the Company intends to seek stockholder approval of this grant at its next meeting of stockholders.

(3) Salaries listed have been prorated to reflect the amount of time each officer was employed by the Company in 2000. The period covered for each officer is as follows: Mr. Avery: March 28, 2000 to December 31, 2000. Mr.
     Ryan: August 22, 2000 to December 31, 2000.

(4) Pursuant to his employment agreement, Mr. Ryan is entitled to receive $493,000 as severance pay from the Company upon his termination of employment of which $122,836 was paid in 2001.

(5) Mr. Ryan was granted options to purchase 3,000,000 shares of Common Stock with an exercise price of $1.59 per share. These options expired, unexercised, following the termination of Mr. Ryan's employment.

(6) Ms. Shepphird received $61,666.50 as severance pay from the Company upon her termination of employment.

         No compensation for services in any capacity to the Company was awarded, earned by or paid during the fiscal year ended December 31, 1999.


OPTION/SAR GRANTS IN FISCAL YEAR 2001

         The following awards were made in fiscal year 2001 to executives pursuant to the 2000 Stock Option Plan and outside the 2000 Stock Option Plan.

                                                                                                      POTENTIAL REALIZABLE
                                NUMBER OF          % OF TOTAL OPTIONS                                VALUE AT ASSUMED ANNUAL
                                SECURITIES             GRANTED TO         EXERCISE                    RATES OF STOCK PRICE
                  GRANT     UNDERLYING OPTIONS     EMPLOYEES IN FISCAL     PRICE       EXPIRATION    APPRECIATION FOR OPTION
     NAME         DATE          GRANTED (#)                YEAR            ($/SH)         DATE                TERM (1)
--------------   -------    ------------------     -------------------    --------     ----------    -----------------------
                                                                                                         5%           10%
                                                                                                     ----------    ----------
William Avery    9/21/01      9,000,000 (2)                100%              $.03       9/21/11       $169,200      $429,300

----------
(1) Potential realizable value assumes that the stock price increases from the date of grant until the end of the option term (10 years) at the annual rate specified (5% and 10%). The 5% and 10% assumed annual rates of appreciation are mandated by SEC rules and do not represent the Company's estimate or projection of the future price of the Common Stock. The Company does not believe that this method accurately illustrates the potential value of a stock option.

(2) Options to purchase 3,000,000 shares of Common Stock were issued under the Company's 2000 Stock Option Plan. Options to purchase 6,000,000 shares of Common Stock were issued outside of the Plan and the Company intends to seek stockholder approval of this grant at its next meeting of stockholders.


AGGREGATED OPTION EXERCISES IN FISCAL 2001 AND FISCAL YEAR END OPTION VALUES

         The following table sets forth the number of shares covered by exercisable and unexercisable stock options as of December 31, 2001, and the value of the "in-the-money" options. The value of "in-the-money" options represents the positive spread between the exercise price of any such option and the fair market value of the Common Stock (the mean between the high and low prices of the stock) on December 31, 2001. None of the named executive officers exercised any stock options during 2001.

                                             NUMBER OF SECURITIES UNDERLYING
                                              UNEXERCISED OPTIONS AT FISCAL       VALUE OF IN-THE-MONEY OPTIONS
            NAME                                         YEAR END                       AT FISCAL YEAR END
--------------------------------             --------------------------------     -----------------------------
                                               EXERCISABLE    UNEXERCISABLE        EXERCISABLE   UNEXERCISABLE
                                               -----------    -------------        -----------   -------------
William Avery                                        0           9,000,000             $0           $180,000


EMPLOYMENT AGREEMENTS

         MR. AVERY. On September 19, 2001, the Company entered into an employment agreement with Mr. Avery. Mr. Avery's agreement will expire on December 31, 2004. The employment agreement is automatically renewed from year to year after the expiration date unless either the Company or Mr. Avery provides written notice of an intention not to renew it at least 120 days prior to December 31 of any year.

         The employment agreement provides that the duties of Mr. Avery shall be prescribed by the board of directors and that Mr. Avery shall devote substantially all of his business time to performing his duties under the employment agreement.

         Compensation, bonuses, perquisites and other benefits are to be provided to Mr. Avery subject to the approval of the compensation committee and commensurate with compensation and benefits provided to other senior executives of the Company. The initial base salary payable to Mr. Avery is $280,000. Mr. Avery will be entitled to participate in any benefit plan available to senior executives of the Company.

         The employment agreement provides for the termination of Mr. Avery upon the first to occur of (i) the expiration of the term of the employment agreement; (ii) the death of Mr. Avery; (iii) the delivery of a notice from Mr. Avery of a voluntary termination of the employment agreement; (iv) the delivery of a notice to Mr. Avery of a termination of the employment agreement for cause or disability of Mr. Avery; or (v) the delivery of a notice from Mr. Avery of a resignation due to a change of control of the Company.

         If Mr. Avery is terminated by the Company as a result of his disability, the Company will pay Mr. Avery an amount equal to one-half of his base salary. If the employment agreement is terminated because of Mr. Avery's death, the Company will pay any base salary that is accrued but unpaid. If the employment agreement is terminated for any reason described above other than for death or disability, Mr. Avery will be paid any accrued but unpaid salary plus any unpaid bonus amount from prior years.

         If the employment agreement is terminated for any reason other than those described in the above paragraph, the Company will pay to Mr. Avery a severance amount equal to the sum of (i) accrued but unpaid salary; (ii) the full base salary for the remainder of the term of the employment agreement;
(iii) any bonus for a prior year which has not been paid to Mr. Avery; and (iv) any expenses of Mr. Avery incurred in connection with the collection of the severance amount.

         On September 19, 2001 the Company also entered into a severance compensation agreement with Mr. Avery.

         The severance compensation agreement provides that if Mr. Avery's employment is terminated without "cause" within one year of a change of control, he is entitled to (i) a lump sum equal to 1.5 times his average base salary for the previous five years; (ii) a lump sum equal to any amounts forfeited under any employee pension benefit plan; and (iii) continued coverage (until the later of (x) the day Mr. Avery accepts new full-time employment or (y) three years from the date of termination) under all employee welfare benefit plans.

         A change of control is defined as the occurrence of any of the following events:

         o any person other than the Company or one of its subsidiaries becomes the beneficial owner of 30% or more of the Company's then outstanding equity securities, unless such acquisition has been approved by not less than two-thirds of the board of directors prior to such acquisition;

         o individuals who constitute the board of directors on a given day cease (for any reason other than death or resignation) to constitute a majority of the board of directors on the following day, unless any subsequent director was approved or nominated by not less than three-quarters of the incumbent board of directors or two-thirds of the nominating committee of the incumbent board of directors;

         o the stockholders of the Company approve any reorganization, merger or consolidation of the Company or any other transaction in which the Company's existing securities are exchanged for securities of another issuer or the Company issues new equity securities in excess of 30% of the existing securities, unless such transaction was recommended to the stockholders of the Company by not less than two-thirds of the board in existence prior to the transaction;

         o the approval by stockholders of the Company of a sale of all or substantially all of the assets of the Company, unless such sale was recommended to the stockholders by not less than two-thirds of the board of directors;

         o  the dissolution or liquidation of the Company;

         o the failure of nominees of the board of directors for election to the board to be so elected other than by death or withdrawal of the nominee; or

         o a change in control required to be reported pursuant to Item 1(a) of Form 8-K under the Securities Exchange Act of 1934 unless such change in control was approved by not less than two-thirds of the incumbent board of directors.

         MR. RYAN. On August 21, 2000, the Company entered into a three-year employment agreement with Mr. Ryan with automatic one-year extensions. Either party was permitted to terminate the agreement with 120 days notice before the expiration of the current term. The agreement provided for a base annual salary of $225,000, as well as a discretionary bonus of up to 100% of Mr. Ryan's annual salary. The agreement also provided for reimbursement of business expenses and a $2 million life insurance policy for Mr. Ryan. Mr. Ryan also agreed to a one-year non-competition and confidentiality clause upon termination or resignation. On

July 2, 2001, the board of directors terminated Mr. Ryan's employment and he became entitled to receive severance in the amount of $493,000, of which $122,836 was paid in 2001.

         MS. SHEPPHIRD. On November 10, 2001, the Company entered into an at-will employment agreement with Ms. Shepphird. The agreement provided for a $155,000 base salary, as well as reimbursement of out-of-pocket business expenses and indemnification for any liabilities incurred as a result of Ms. Shepphird's position with the Company. On August 1, 2001, Ms. Shepphird resigned from the Company.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information as of March 15, 2002 regarding (i) each person known by the Company to be the beneficial owner of more than 5% of the outstanding shares of Common Stock or Series A Preferred Stock, (ii) each director of the Company, (iii) the current and former Chief Executive Officer of the Company and certain of the Company's other former executive officers and (iv) all executive officers and directors as a group. Except as otherwise indicated, each person has sole voting and dispositive power with respect to such shares. The address for all beneficial owners, unless stated otherwise below, is c/o Change Technology Partners, Inc., 537 Steamboat Road, Greenwich, CT 06830.

         Each share of the Series A Preferred Stock is convertible into one share of Common Stock.

         Beneficial ownership includes shares for which a person, directly or indirectly, has or shares voting or investment power, or both, and also includes options and warrants which are exercisable within sixty days of March 15, 2002.

                                                                                             SERIES A
                                                          COMMON STOCK                    PREFERRED STOCK
                                                                     PERCENT                        PERCENT
          NAME OF BENEFICIAL OWNER                  SHARES           OF CLASS         SHARES        OF CLASS
--------------------------------------------     ----------          --------         ------        --------
Culmen Technology Partners, L.P.............     32,000,000            17.5%             -              -
    201 Main Street, Suite 1955
   Fort Worth, TX  76102

Walter A. Forbes............................     10,810,625(1)          5.6              -              -
   c/o FG II Ventures, LLC
   537 Steamboat Road
   Greenwich, CT  06830

Cary S. Fitchey.............................     10,443,750(2)          5.5              -              -
   c/o FG II Ventures, LLC
   537 Steamboat Road
   Greenwich, CT 06830

William Avery ..............................      9,115,625(3)          4.8              -              -

James M. Dubin..............................      1,629,520(4)           *               -              -

Michael Gleason.............................     33,316,520(5)         18.1              -              -

Michael Levitt..............................      5,800,000(6)          3.1

William E. Lipner...........................      2,091,520(7)          1.1              -              -

                                                                                             SERIES A
                                                          COMMON STOCK                    PREFERRED STOCK
                                                                     PERCENT                        PERCENT
          NAME OF BENEFICIAL OWNER                  SHARES           OF CLASS         SHARES        OF CLASS
--------------------------------------------     ----------          --------         ------        --------
Matthew Ryan................................      2,344,494             1.3              -              -
   313 Lake Street
   Pleasantville, NY 10570

Kathleen Shepphird..........................      1,546,875(8)          *                -              -
   65 Harding Road
   Old Greenwich, CT 06870

Robert Westerfield..........................          -                 -                -              -
   P.O. Box 654
   Dobbs Ferry, NY 10522

Christopher H.B. Mills......................     12,939,700(9)          7.1              -              -
   c/o J.O. Hambro Capital
   Management Limited
   Ryder Court, 14 Ryder St.
   London SW1Y 6QB, England

Gordon Bryant...............................          -                 -              645            100
   9408 Avenido Del Oso NE
   Albuquerque, NM 87111

All officers and directors
   as a group (5 persons)**.................     51,953,185(10)        26.6              -              -

----------
* Represents less than 1% of the outstanding shares, both in number and in terms of voting power.

**   Duplications eliminated.

(1) Represents 1,220,000 shares of Common Stock and warrants to purchase an aggregate of 9,590,625 shares of Common Stock.

(2) Represents 2,400,000 shares of Common Stock and warrants to purchase an aggregate of 8,043,750 shares of Common Stock.

(3) Represents 2,000,000 shares of Common Stock and warrants to purchase an aggregate of 7,115,625 shares of Common Stock.

(4) Represents 338,000 shares of Common Stock and options to purchase an aggregate of 1,291,520 shares of Common Stock.

(5) Represents 32,000,000 shares of Common Stock owned by Culmen Technology Partners, L.P. Mr. Gleason is the President and sole director of CTP, Inc., the general partner of Culmen. As a result, he may be deemed to have beneficial ownership over these shares. However, Mr. Gleason disclaims beneficial ownership of 28,400,000 shares of Common Stock. Also includes options to purchase an aggregate of 1,316,520 shares of Common Stock.

(6) Represents 3,800,000 shares of Common Stock and options to purchase an aggregate of 2,000,000 shares of Common Stock.

(7) Represents 800,000 shares of Common Stock and options to purchase an aggregate of 1,291,520 shares of Common Stock.

(8) Represents warrants to purchase an aggregate of 1,546,875 shares of Common Stock.

(9) According to a Schedule 13G filed with the Securities and Exchange Commission on July 19, 2001, Mr. Mills (i) shares voting and dispositive power over such shares with J.O. Hambro Capital Management (Holdings) Limited and J.O. Hambro Capital Management Limited, (ii) shares voting and dispositive power over 1,280,000 such shares with American Opportunity Trust plc, (iii) shares voting and dispositive power over 4,400,000 such shares with Growth Financial Services and North Atlantic Smaller Companies Investment Trust plc, (iv) shares voting and dispositive power over 640,000 such shares with Oryx International Growth Fund Limited and Consulta (Channel Islands) Limited and (v) shares voting and dispositive power over 1,498,000 such shares with The Trident North Atlantic Fund.

(10) Represents 38,938,000 shares of Common Stock, warrants to purchase an aggregate of 7,115,625 shares of Common Stock and options to purchase 5,899,560 shares of Common Stock. Includes 32,000,000 shares of Common Stock owned by Culmen, which Mr. Gleason may be deemed to beneficially own.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

BUSINESS OPPORTUNITY ALLOCATION AND MISCELLANEOUS SERVICES AGREEMENT

         The Company entered into an Amended and Restated Business Opportunity Allocation and Miscellaneous Services Agreement dated November 10, 2000, with FG II Ventures, LLC and certain affiliates of FG II to address the allocation of acquisition opportunities, given the responsibilities and management duties some of the Company's current and former management team had with respect to various entities affiliated with FG II. FG II on behalf of itself and its affiliates will refer to the Company all opportunities (outside of Europe, the Middle East and Africa) for the Company to acquire interests in its target businesses where the Company's allocation is a minimum of $1,000,000 or where 50% of the amount of such opportunity could be acquired for no less than $500,000 and such an acquisition would give the Company primary control of the target business. If the opportunity is appropriate for both the Company and for FG II or its other affiliates, the opportunity will be allocated on an equitable basis which recognizes the Company's objective of not being classified as an investment company, but in any event, the Company will be allocated at least 50% of the opportunity.

         In addition, pursuant to the Business Opportunity Agreement, FG II provides certain services to the Company. During the year ended December 31, 2001, the Company incurred management and investment advisory service fees in connection with identifying, evaluating, negotiating and managing investment opportunities for the Company. William Avery was a general partner of FG II until he became the Company's President and Chief Executive Officer at which time he resigned from FG II. Walter Forbes, a five percent beneficial owner of the Common Stock, is a limited partner of FG II. Fees incurred by the Company to FG II totaled $510,000 for the year ended December 31, 2001.

         Additionally, FG II occupies a portion of the Company's principal executive offices, for which it pays rent at approximately fair market value. Such payments to the Company totaled $283,000 during the year ended December 31, 2001. Furthermore, FG II was indebted to the Company in the amount of $201,000 at December 31, 2001 for its pro rata share of certain leasehold improvements and rental payments due.

PROFESSIONAL SERVICES

         During the year ended December 31, 2001, the Company incurred legal fees in connection with certain transactions and other matters in the normal course of business. A portion of these services was provided by Paul, Weiss, Rifkind, Wharton & Garrison, of which James M. Dubin, a member of the board of directors and compensation committees of the Company, is a partner.

STOCK OPTIONS

         The 2000 Stock Option Plan provides for the award of stock options to the employees, directors and consultants of the Company. Grants under this plan are intended to provide participants with the promise of longer-term rewards that appreciate in value with favorable future performance of the Company. In determining grants of stock options, the compensation committee reviews individual performance and company performance. The criteria used to evaluate company performance include sales and earnings figures and return on equity. The compensation committee believes that all such criteria are accorded equal weight. The 2000 Stock Option Plan authorizes the issuance of a maximum of 20,000,000 options, with a maximum of 3,000,000 options to be received each year by any one participant.

         On June 26, 2000, James M. Dubin, Michael Gleason and William Lipner were each granted non-qualified stock options to purchase 400,000 shares of Common Stock at an exercise price of $.50 per share. One-fourth of these stock options vested on June 26, 2000, one-fourth of them vested on June 26, 2001 and the remainder vest monthly from July 1, 2001 until June 1, 2003.

         On May 22, 2001, Messers. Dubin and Gleason were each granted non-qualified stock options to purchase 100,000 shares of Common Stock at an exercise price of $.50 per share in consideration of their service on the audit committee. One-fourth of these options vested on May 22, 2001, one-fourth of them will vest on May 22, 2002, and the remainder will vest monthly from June 1, 2002 until May 1, 2004. Mr. Dubin's options expired, unexercised, when he resigned from the audit committee in June 2001.

         On September 19, 2001, William Avery was granted options to purchase 9,000,000 shares of Common Stock at an exercise price of $.03 per share. Options to purchase 3,000,000 shares of Common Stock were issued under the Company's 2000 Stock Option Plan. Options to purchase 6,000,000 shares of Common Stock were issued outside of the plan and the Company intends to seek stockholder approval of this grant at its next meeting of stockholders. Each option vests one-fourth on each of the first, second, third and fourth anniversaries of the date of the grant.

         On September 21, 2001, each of Messers. Dubin, Gleason and Lipner were granted non-qualified stock options to purchase 1,000,000 shares of Common Stock at an exercise price of $.03 per share. All of these options vested on September 21, 2001.

         On November 7, 2001, Michael Levitt was granted non-qualified stock options to purchase 2,000,000 shares of Common Stock at an exercise price of $.06 per share. All of these options vested on November 7, 2001.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (a)(1)   Financial Statements and Schedules

         The financial statements and financial statement schedule included in this report begin on page F-1.

         (a)(2) The following exhibits are filed as part of this report unless specifically stated to be incorporated herein by reference to other documents previously filed with the SEC:

2.1 Agreement and Plan of Merger of Arinco Computer Systems Inc. with and into Change Technology Partners, Inc. (d/b/a Pangea Internet, Inc.), dated April 21, 2000 (filed as an exhibit to the Registrant's Report on Form 8-K dated September 12, 2000 and incorporated herein by reference).

2.2 Agreement and Plan of Merger of CTPI Acquisition Corp. with and into eHotHouse, Inc., dated February 5, 2001 (filed as an exhibit to the Registrant's Annual Report on Form 10-K dated March 27, 2001 and incorporated herein by reference).

2.3 Agreement and Plan of Merger among Change Technology Partners, Inc. and Franklin Capital Corporation, dated December 4, 2001 (filed as an exhibit to the Registrant's Report on Form 8-K dated December 5, 2001 and incorporated herein by reference).

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

4.1 Form of stock certificate for common stock (filed as an exhibit to the Registrant's Annual Report on Form 10-K dated March 27, 2001 and incorporated herein by reference).

4.2 Registration Rights Agreement by and among Arinco Computer Systems Inc., Pangea Internet Advisors LLC and the persons party to the Securities Purchase Agreement, dated as of March 28, 2000 (filed as an exhibit to the Registrant's Report on Form 8-K dated March 28, 2000 and incorporated herein by reference).

10.1 Securities Purchase Agreement, dated March 9, 2000, by and between Arinco Computer Systems Inc., Pangea Internet Advisors LLC and the purchasers listed on Schedule I attached thereto (filed as an exhibit to the Registrant's Report on Form 8-K dated March 28, 2000, and incorporated herein by reference).

10.2 Amended and Restated Business Opportunity Allocation and Miscellaneous Services Agreement by and between Change Technology Partners, Inc., FG II Ventures, LLC and Pangea Internet Advisors LLC, dated as of November 10, 2000 (filed as an exhibit to the Registrant's Annual Report on Form 10-K dated March 27, 2001 and incorporated herein by reference).

10.3 Warrants for William Avery, Cary S. Fitchey, The Roberts Family Revocable Trust U/D/T dated as of December 15, 1997, David M. Roberts and Gail M. Simpson, Trustees, Roberts Children Irrevocable Trust U/D/T dated October 21, 1996, Stephen H. Roberts, Trustee and Turtle Holdings LLC (filed as an exhibit to the Registrant's Report on Form 8-K dated March 28, 2000 and incorporated herein by reference).

10.4 Stock Purchase Agreement dated June 29, 2000 by and between Arinco Computer Systems Inc., Broadstream.com, Inc. and the purchasers listed on Schedule I attached thereto (filed as an exhibit to the Registrant's Report on Form 8-K dated June 29, 2000 and incorporated herein by reference).

10.5 Stock Purchase Agreement, dated September 15, 2000, by and between Change Technology Partners, Inc. and eHotHouse, Inc. (filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 15, 2000 and incorporated herein by reference).

10.6 Agreement for Sale and Purchase of Business Assets among InSys Technology Inc., ATC InSys Technology, Inc., and ATC Group Services Inc. dated October 5, 2000 (filed as an exhibit to the Registrant's Report on Form 8-K dated October 18, 2000 and incorporated herein by reference).

10.7 Assumption Agreement among InSys Technology, Inc., ATC InSys Technology Inc. and ATC Group Services Inc. dated October 18, 2000 (filed as an exhibit to the Registrant's Report on Form 8-K dated October 18, 2000 and incorporated herein by reference).

10.8 Employment Agreement entered into by and between Arinco Computer Systems Inc. and Matthew Ryan dated as of August 21, 2000 (filed as an exhibit to the Registrant's Report on Form 8-K dated November 20, 2000 and incorporated herein by reference).

10.9 Employment Agreement entered into by and between Change Technology Partners, Inc. and Kathleen Shepphird dated as of November 10, 2000 (filed as an exhibit to the Registrant's Annual Report on Form 10-K dated March 27, 2001 and incorporated herein by reference).

10.10 Agreement and Plan of Merger among eHotHouse Inc., eHH Merger I, Inc., RAND Interactive Corporation, and Todd Burgess, David Kelley, John Snow, Stephen Riddick and Brobeck, Phleger and Harrison LLP dated November 30, 2000 (filed as an exhibit to the Registrant's Report on Form 8-K dated November 30, 2000 and incorporated herein by reference).

10.11 Agreement and Plan of Merger among Change Technology Partners, Inc., Iguana Studios I, Inc., and Iguana Studios, Inc., dated March 1, 2001 (filed as an exhibit to the Registrant's Report on Form 8-K dated March 14, 2001 and incorporated herein by reference).

10.12 Stockholders Agreement entered into by Change Technology Partners, Inc., and Stockholders of Iguana dated March 1, 2001 (filed as an exhibit to the Registrant's Report on Form 8-K dated March 14, 2001 and incorporated herein by reference).

10.13 Agreement and Plan of Merger among Change Technology Partners, Inc., Canned Interactive, Inc., Papke-Textor, Inc., Textor Family Limited Partnership, Papke Family Limited Partnership, Douglas Textor and Jay Papke, dated June 12, 2001 (filed as an exhibit to the Registrant's Report on Form 8-K dated June 12, 2001 and incorporated herein by reference).

10.14 Employment Agreement effective as of September 19, 2001 by and between Change Technology Partners, Inc. and William Avery.

10.15 Severance Compensation Agreement effective as of September 19, 2001 by and between Change Technology Partners, Inc. and William Avery.

10.16 Stock Purchase Agreement by and among NetPro Holdings, Inc., Change Technology Partners, Inc., and Adelson Investors LLC dated November 30, 2001.

10.17 Purchase and Sale Agreement by and between John J. Goodwin and Change Technology Partners, Inc. dated November 8, 2001 (filed as an exhibit to the Registrant's Report on Form 8-K dated November 8, 2001 and incorporated herein by reference).

10.18 Promissory Note issued by InSys Technology LLC to Change Technology Partners, Inc. dated November 8, 2001 (filed as an exhibit to the Registrant's Report on Form 8-K dated November 8, 2001 and incorporated herein by reference).

10.19 Share Purchase Agreement by and between Change Technology Partners, Inc. and John Snow, dated November 2, 2001 (filed as an exhibit to the Registrant's Report on Form 8-K dated November 2, 2001 and incorporated herein by reference).

10.20 Warrant to Purchase Common Stock, issued by RAND Interactive Corporation to Change Technology Partners, Inc. dated November 2, 2001 (filed as an exhibit to the Registrant's Report on Form 8-K dated November 2, 2001 and incorporated herein by reference).

10.21 Promissory Note issued by eCom Capital, Inc. to Change Technology Partners, Inc. dated August 28, 2001 (filed as an exhibit to the Registrant's Report on Form 8-K dated August 28, 2001 and incorporated herein by reference).

10.22 Security Agreement among eCom Capital, Inc., Franklin Capital Corporation and Change Technology Partners, Inc. dated August 28, 2001 (filed as an exhibit to the Registrant's Report on Form 8-K dated August 28, 2001 and incorporated herein by reference).

10.23 Warrant, issued by eCom Capital, Inc. to Change Technology Partners, Inc. dated August 28, 2001 (filed as an exhibit to the Registrant's Report on Form 8-K dated August 28, 2001 and incorporated herein by reference).

10.24 Stock Purchase Agreement between Change Technology Partners, Inc. and Franklin Capital Corporation dated December 4, 2001.

21.1     Subsidiaries.

         (b) The following reports on Form 8-K were filed with the Securities & Exchange Commission during the fourth quarter of 2001:

               (i) On November 15, 2001 reporting matters under Item 5, Other Events, and Item 7, Financial Statements and Exhibits.

               (ii)   On November 16, 2001 two Form 8-Ks reporting matters under
                      Item 5, Other Events, and Item 7, Financial Statements and Exhibits.

               (iii) On December 5, 2001 reporting matters under Item 5, Other Events, and Item 7, Financial Statements and Exhibits.

                        CHANGE TECHNOLOGY PARTNERS, INC.
                                AND SUBSIDIARIES


                                      INDEX


                                                                            Page

Report of KPMG LLP, Independent Accountants................................  F-1
Report of Predecessor Independent Accountants..............................  F-2
Consolidated Balance Sheets as of December 31, 2001 and 2000...............  F-3
Consolidated Statements of Operations for the years
  ended December 31, 2001, 2000 and 1999...................................  F-4
Consolidated Statements of Stockholders' Equity and Redeemable
  Preferred Stock for the years ended December 31, 2001, 2000 and 1999.....  F-5
Consolidated Statements of Cash Flows for the years ended December 31,
  2001, 2000 and 1999......................................................  F-6
Notes to Consolidated Financial Statements.................................  F-7

                   REPORT OF KPMG LLP, INDEPENDENT ACCOUNTANTS


The Board of Directors and Shareholders of Change Technology Partners, Inc.

We have audited the accompanying consolidated balance sheets of Change Technology Partners, Inc. and subsidiaries (the "Company") (formerly known as Arinco Computer Systems Inc.) as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity and redeemable preferred stock, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. The accompanying statements of operations, stockholders' equity and cash flows for the year ended December 31, 1999 were audited by other auditors whose report, dated February 28, 2000 expressed an unqualified opinion on those statements.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated balance sheets as of December 31, 2001 and 2000 and the related consolidated statements of operations, stockholders' equity and redeemable preferred stock and cash flows for the years then ended referred to above present fairly, in all material respects, the financial position of Change Technology Partners, Inc. and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.



KPMG LLP
New York, New York
February 14, 2002

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Shareholders and Board of Directors of the Company:

We have audited the accompanying consolidated statements of operations, stockholders' equity, and cash flows of Change Technology Partners, Inc. (formerly known as Arinco Computer Systems, Inc.) and Subsidiaries for the year ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Change Technology Partners, Inc. and Subsidiaries for the year ended December 31, 1999, in conformity with generally accepted accounting principles.



GRANT THORNTON LLP
Oklahoma City, Oklahoma

February 28, 2000

                        CHANGE TECHNOLOGY PARTNERS, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                                                          YEAR ENDED DECEMBER 31,
                                                                                                         --------------------------
                                                                                                           2001             2000
                                                                                                         --------          --------
                                        ASSETS
Cash and cash equivalents ......................................................................         $  8,892          $ 30,333
Accounts receivable, net of allowances of $62 at December 31, 2000 .............................              147               839
Related party receivable .......................................................................              204                --
Notes receivable ...............................................................................            2,393                --
Prepaid expenses and other current assets, including
   restricted cash of $200 at December 31, 2001 ................................................              442               219
                                                                                                         --------          --------
                         Total current assets ..................................................         $ 12,078          $  1,391

Notes receivable, excluding current portion ....................................................              333                --
Investments in and loans to unconsolidated subsidiaries ........................................              720             4,893
Property and equipment, net ....................................................................              786               510
Purchased intangible assets and goodwill, net ..................................................            1,568             1,531
Other assets ...................................................................................              667               251
                                                                                                         --------          --------
   Total assets ................................................................................         $ 16,152          $  8,576
                                                                                                         ========          ========
                       LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable ...............................................................................         $    280          $    347
Accrued expenses ...............................................................................              983               917
Deferred revenues ..............................................................................                4                79
Loan payable ...................................................................................               --                36
Capital lease obligation .......................................................................               92                --
                                                                                                         --------          --------
                         Total current liabilities .............................................            1,359             1,379
Loan payable, excluding current portion ........................................................               --                15
Capital lease obligation, less current portion .................................................              124                --
Deferred rent ..................................................................................                9                --
                                                                                                         --------          --------
   Total liabilities ...........................................................................            1,492             1,394
Stockholders' equity:
   Preferred stock:
   Series A - $.06 per share cumulative, convertible share-for-share into common stock; $.10 par value; 500,000 shares authorized, 645 and 3,000 shares issued and outstanding at December 31, 2001 and 2000, respectively with an
      aggregate liquidation preference of $1 per share .........................................               --                --
  Series B - convertible into common on a 1:40 basis; $.10 par value; 4,000,000 shares authorized; 0 and 3,000,000 shares issued and outstanding at
     December 31, 2001 and 2000, respectively ..................................................               --               300
   Common stock:
   $.01 par value; 500,000,000 shares authorized, 179,022,881 and 44,959,000
      shares issued and outstanding at December 31, 2001 and 2000, respectively ................            1,790               449
Additional paid-in capital .....................................................................           94,637            86,821
Deferred compensation ..........................................................................             (966)           (1,787)
Accumulated deficit ............................................................................          (80,801)          (48,601)
                                                                                                         --------          --------
   Total stockholders' equity ..................................................................           14,660            37,182
                                                                                                         --------          --------
   Total liabilities and stockholders' equity ..................................................         $ 16,152          $ 38,576
                                                                                                         ========          ========

          See accompanying notes to consolidated financial statements.

                        CHANGE TECHNOLOGY PARTNERS, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                                            YEAR ENDED DECEMBER 31,
                                                                              -----------------------------------------------------
                                                                                   2001                2000               1999
                                                                              -------------       -------------       -------------
Revenues ...............................................................      $       5,567       $       1,370       $          --
Cost of revenues including the amortization of purchased
   intangibles of $1,044 and $50 in 2001 and 2000, respectively ........              7,276               1,119                  --
                                                                              -------------       -------------       -------------
Gross profit (loss) ....................................................             (1,709)                251                  --

Operating expenses:
   Selling, general and administrative expenses, exclusive
      of equity based compensation of $3,086 and $2,921 in
      2001 and 2000, respectively ......................................             13,738               3,305                  12
   Equity based compensation ...........................................              3,086               2,921                  --
   Severance ...........................................................              1,326                  --                  --
   Loss on disposal of subsidiaries ....................................                377                  --                  --
   Impairment losses ...................................................              7,263                  --                  --
                                                                              -------------       -------------       -------------
      Total operating expenses .........................................             25,790               6,226                  12
                                                                              -------------       -------------       -------------
Loss from operations ...................................................            (27,499)             (5,975)                (12)

Other income (expense):
Interest and dividend income, net ......................................                845               1,469                   5
Equity in losses of  unconsolidated subsidiaries .......................             (5,546)             (1,732)                 --
Realized loss on trading securities ....................................                 --                  --                  (1)
Unrealized gain on trading securities ..................................                 --                  --                  16
                                                                              -------------       -------------       -------------
      Net income (loss) ................................................            (32,200)             (6,238)                  8

Series A preferred stock dividend requirement ..........................                 --                  --                  14
Deemed dividend attributable to issuance of Series B
   convertible preferred stock .........................................                 --              40,000                  --
      Net loss attributable to common stockholders .....................      $     (32,200)      $     (46,238)      $          (6)
                                                                              =============       =============       =============
Basic and diluted net loss per common share ............................      $        (.23)      $       (1.31)      $          --
                                                                              -------------       -------------       -------------
Weighted average common shares outstanding, basic and diluted ..........        138,478,550          35,424,000           4,698,000
                                                                              =============       =============       =============

          See accompanying notes to consolidated financial statements.

                        CHANGE TECHNOLOGY PARTNERS, INC.
                                AND SUBSIDIARIES

 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND REDEEMABLE PREFERRED STOCK
                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                            |
                                           SERIES B         |
                                          REDEEMABLE        |      SERIES A,              SERIES B
                                        PREFERRED STOCK     |   PREFERRED STOCK        PREFERRED STOCK         COMMON STOCK
                                     ---------------------  | --------------------  -----------------------  ----------------------
                                     SHARES         AMOUNT  | SHARES        AMOUNT  SHARES        AMOUNT     SHARES          AMOUNT
                                     ---------------------  | --------------------  -----------------------  ----------------------
Balance as of December 31, 1998...           --  $      --  |   396,000   $    40            --   $     --     4,541,000    $   45
Issuance of common stock..........           --         --  |        --        --            --         --        25,000        --
Conversion of Series A preferred                            |
   stock..........................           --         --  |  (393,000)      (40)           --         --       393,000         4
Net income for the year ended                               |
   December 31, 1999..............           --         --  |        --        --            --         --            --        --
                                     ----------  ---------  | ---------   -------   -----------   --------   -----------   -------
Balance as of December 31, 1999...           --         --  |     3,000        --            --         --     4,959,000        49

Sale of warrants to purchase                                |
   common stock...................           --         --  |        --        --            --         --            --        --
Issuance of Series B redeemable                             |
   preferred stock, net of                                  |
   offering costs.................    4,000,000     40,000  |        --        --            --         --            --        --
Beneficial conversion feature                               |
   related to Series B redeemable                           |
   convertible preferred stock....           --    (40,000) |        --        --            --         --            --        --
Amortization of beneficial                                  |
   conversion feature.............           --     40,000  |        --        --            --         --            --        --
Conversion of Series B preferred                            |
   stock into common stock........   (1,000,000)   (10,000) |        --        --            --         --    40,000,000       400
Nullification of redemption                                 |
   feature of Series B preferred                            |
   stock..........................   (3,000,000)   (30,000) |        --        --     3,000,000        300            --        --
Deferred compensation.............           --         --  |        --        --            --         --            --        --
Amortization of deferred                                    |
   compensation...................           --         --  |        --        --            --         --            --        --
Removal of restrictions on                                  |
   subsidiary stock to employee                             |
   and independent contractors....           --         --  |        --        --            --         --            --        --
Issuance of subsidiary stock for                            |
   acquisition....................           --         --  |        --        --            --         --            --        --
Net loss for the year ended                                 |
   December 31, 2000..............           --         --  |        --        --            --         --            --        --
                                     ----------  ---------  | ---------   -------   -----------   --------   -----------   -------
Balance as of December 31, 2000...           --  $      --  |     3,000   $    --   $ 3,000,000   $    300   $44,959,000  $    449
Amortization of deferred                                    |
   compensation...................           --         --  |        --        --            --         --            --        --
Forfeiture of unvested options....           --         --  |        --        --            --         --            --      (320)
Options Granted to Executive                                |
   (Note 8).......................           --         --  |        --        --            --         --            --        --
Reacquisition of stock in                                   |
   connection with sale of RAND...           --         --  |        --        --            --         --      (375,039 )      (4)
Acquisition of Iguana Studios,                              |
   Inc............................           --         --  |        --        --            --         --     2,700,000        27
Settlement of stock award to CEO                            |
   and acquisition of outstanding                           |
   minority interest of                                     |
   eHotHouse, Inc.................           --         --  |        --        --            --         --     5,300,013        54
Acquisition of Canned                                       |
   Interactive, Inc...............           --         --  |        --        --            --         --     6,436,552        64
Conversion of series A preferred                            |
   shares to common...............           --         --  |        --        --            --         --            --        --
Conversion of preferred shares to                           |
   common.........................           --         --  |    (2,355)       --    (3,000,000)      (300)  120,002,355     1,200
Net loss for the year ended                                 |
   December 31, 2001..............           --         --  |        --        --            --         --            --        --
                                     ----------  ---------  | ---------   -------   -----------   --------   -----------   -------
Balance at December 31, 2001                 --  $      --  |       645   $    --            --   $     --   179,022,881   $ 1,790
                                     ==========  =========  | =========   =======   ===========   ========   ===========   =======

                                            SERIES B        |
                                           REDEEMABLE       |
                                        PREFERRED STOCK     |    ADDITIONAL                                     TOTAL
                                     ---------------------- |     PAID-IN       DEFERRED      ACCUMULATED    STOCKHOLDERS'
                                        SHARES     AMOUNT   |     CAPITAL     COMPENSATION      DEFICIT         EQUITY
                                     ---------------------- |    ----------   ------------   ------------    -------------
Balance as of December 31, 1998...           --  $      --  |     $   2,522    $      --     $   (2,371)       $     236
Issuance of common stock..........           --         --  |             1           --             --                1
Conversion of Series A preferred                            |
   stock..........................           --         --  |            36           --             --               --
Net income for the year ended                               |
   December 31, 1999..............           --         --  |            --           --              8                8
                                     ----------    -------  |     ---------    ---------     ----------        ---------
Balance as of December 31, 1999...           --         --  |         2,559           --         (2,363)             245

Sale of warrants to purchase                                |
   common stock...................           --         --  |           100           --             --              100
Issuance of Series B redeemable                             |
   preferred stock, net of                                  |
   offering costs.................    4,000,000     40,000  |          (550)          --             --             (550)
Beneficial conversion feature                               |
   related to Series B redeemable                           |
   convertible preferred stock....           --    (40,000) |        40,000           --             --           40,000
Amortization of beneficial                                  |
   conversion feature.............           --     40,000  |            --           --        (40,000)         (40,000)
Conversion of Series B preferred                            |
   stock into common stock........   (1,000,000)   (10,000) |         9,600           --             --           10,000
Nullification of redemption                                 |
   feature of Series B preferred                            |
   stock..........................   (3,000,000)   (30,000) |        29,700           --             --           30,000
Deferred compensation.............           --         --  |         2,480       (2,480)            --               --
Amortization of deferred                                    |
   compensation...................           --         --  |            --          693             --              693
Removal of restrictions on                                  |
   subsidiary stock to employee                             |
   and independent contractors....           --         --  |         2,228           --             --            2,228
Issuance of subsidiary stock for                            |
   acquisition....................           --         --  |           704           --             --              704
Net loss for the year ended                                 |
   December 31, 2000..............           --         --  |            --           --         (6,238)          (6,238)
                                     ----------    -------  |     ---------    ---------     ----------        ---------
Balance as of December 31, 2000...           --  $      --  |     $  86,821    $  (1,787)       (48,601)       $  37,182
Amortization of deferred                                    |
   compensation...................           --         --  |            --          621             --              621
Forfeiture of unvested options....           --         --  |           320           --             --
Options Granted to Executive                                |
   (Note 8).......................           --         --  |           120         (120)            --               --
Reacquisition of stock in                                   |
   connection with sale of RAND...           --         --  |           (22)          --             --              (26)
Acquisition of Iguana Studios,                              |
   Inc............................           --         --  |         2,958           --             --            2,985
Settlement of stock award to CEO                            |
   and acquisition of outstanding                           |
   minority interest of                                     |
   eHotHouse, Inc.................           --         --  |         5,091           --             --            5,145
Acquisition of Canned                                       |
   Interactive, Inc...............           --         --  |           889           --             --              953
Conversion of series A preferred                            |
   shares to common...............           --         --  |            --           --             --               --
Conversion of preferred shares to                           |
   common.........................           --         --  |          (900)          --             --               --
Net loss for the year ended                                 |
   December 31, 2001..............           --         --  |            --           --        (32,200)         (32,200)
                                     ----------    -------  |     ---------    ---------     ----------        ---------
Balance at December 31, 2001                 --  $      --  |     $  94,637   $     (966)    $  (80,801)       $  14,660
                                     ==========    =======  |     =========    =========     ==========        =========


          See accompanying notes to consolidated financial statements.

                        CHANGE TECHNOLOGY PARTNERS, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                                                YEAR ENDED DECEMBER 31,
                                                                                       --------------------------------------------
                                                                                         2001              2000              1999
                                                                                       --------          --------          --------
Cash flows from operating activities:
  Net income (loss) ..........................................................         $(32,200)         $ (6,238)         $      8
  Adjustments to reconcile net income (loss) to net cash in
     operating activities:
         Depreciation and amortization .......................................            3,197                56                --
         Impairment losses ...................................................            7,263                --                --
         Decrease (increase) in trading activities ...........................               --               112               (63)
         Equity based compensation ...........................................            3,086             2,921                --
         Equity in losses of non-consolidated subsidiary .....................            5,546             1,732                --
         Accretion of loan discount ..........................................              (36)               --                --
         Accrued interest  on loans receivable ...............................              (52)               --                --
         Provision for doubtful accounts .....................................              111                --                --
         Loss on disposal of property and equipment ..........................              537                --                --
         Loss on disposal of subsidiaries, net of cash disposed ..............              141                --                --
Changes in operating assets and liabilities net of acquisitions:
         Accounts receivable .................................................              307               142                --
         Prepaid expenses and other assets ...................................             (109)             (456)               --
         Deferred revenues ...................................................              215                 8                --
         Accounts payable and accrued liabilities ............................             (421)              904                 1
                                                                                       --------          --------          --------
                  Net cash used in operating activities ......................          (12,415)             (819)              (54)
Cash flows from investing activities:
         Investment in affiliates ............................................             (450)           (6,625)               --
         Purchase of property and equipment ..................................             (771)             (336)               --
         Cash proceeds from sale of property and equipment ...................               35                --                --
         Cash paid for acquisitions ..........................................           (4,076)           (1,542)
         Advances on notes receivable ........................................           (3,450)               --               (20)
         Receipts on notes receivable ........................................               --                --                36
                                                                                       --------          --------          --------
                  Net cash (used in) provided by investing activities ........           (8,712)           (8,503)               16

Cash flows from financing activities:
         Principal payments under capital leases .............................              (50)               __                __
         Payment of notes payable ............................................             (264)              (28)               __
         Issuance of Series B preferred stock and warrants, net
             of offering costs ...............................................               --            39,550                --
         Change in bank overdraft ............................................               --                --                (2)
Net cash (used in) provided by financing activities ..........................             (314)           39,522                (2)
                                                                                       --------          --------          --------
Net decrease (increase) in cash and cash equivalents .........................          (21,441)           30,200               (40)
Cash and cash equivalents at beginning of period .............................           30,333               133               173
                                                                                       --------          --------          --------
Cash and cash equivalents at end of period ...................................         $  8,892          $ 30,333          $    133
                                                                                       ========          ========          ========

          See accompanying notes to consolidated financial statements.

                        CHANGE TECHNOLOGY PARTNERS, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                December 31, 2001
                 (In thousands, except share and per share data)


(1)  DESCRIPTION OF BUSINESS

Arinco Computer Systems Inc., the predecessor of the Company together with its subsidiaries, (the "Company"), was incorporated on March 31, 1978; however, the Company formally commenced implementation of its plan to provide professional consulting services on June 15, 2000. The Company provided a broad range of professional consulting services, including e-services and technology strategy, online branding, web architecture and design, systems integration, systems architecture and outsourcing. The Company has served clients throughout the United States and, as of December 31, 2001, has offices in Connecticut, New York and California. During the year ended December 31, 2001, the Board of Directors voted to divest the Company of a majority of its existing operations.

Simultaneous with the divestiture, the Company is evaluating new strategic business and investment opportunities.

At December 31, 2001, the Company's remaining consolidated subsidiaries are:

     o Iguana Studios, Inc. (which has limited continuing operating activities)
     o   Papke-Textor, Inc. d/b/a Canned Interactive ("Canned")

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         (A)   USE OF ESTIMATES

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates embedded in the consolidated financial statements for the periods presented concern the allowances for doubtful accounts, the estimates used in the percentage of completion method, the fair value of purchased intangible assets, and the estimated useful lives of purchased intangible assets.

         (B)   PRINCIPLES OF CONSOLIDATION

         The consolidated financial statements include the accounts of the Company and its majority-owned and controlled subsidiaries from the date of acquisition through the date of disposition, if applicable. All significant intercompany transactions and balances have been eliminated in consolidation. Investments in

                        CHANGE TECHNOLOGY PARTNERS, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                December 31, 2001
                 (In thousands, except share and per share data)


         less than majority-owned entities over which the Company has significant influence are accounted for using the equity method.

         Since the Company was the only contributor of capital to a majority-owned subsidiary, eHotHouse, Inc., ("eHotHouse") and the minority interest holders had no obligation to provide additional capital, 100% of those losses were included in the Company's results for the period prior to the Company's acquisition of the outstanding minority interest in February, 2001. In May, 2001, eHotHouse merged with and into the Company.

         (C)   REVENUE RECOGNITION

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

         (D)   COST OF REVENUES

         Cost of revenues consists primarily of compensation of billable employees, subcontractor costs, and other costs directly incurred in the delivery of services to clients. Billable employees are full time employees and subcontractors who spent time servicing client projects. Also included in Cost of Revenues in the Statement of Operations is the amortization of certain purchased intangible assets, representing the value of customer relationships and workforces acquired.

                        CHANGE TECHNOLOGY PARTNERS, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                December 31, 2001
                 (In thousands, except share and per share data)


         (E)   CONCENTRATION OF CREDIT RISK

         Financial instruments that subject the Company to credit risks consist primarily of cash and cash equivalents, notes receivable, and trade accounts receivable. Cash and cash equivalents consist of deposits, money market funds, and investments in short term "AAA" rated debt instruments. The Company performs ongoing credit evaluations, generally does not require collateral, and establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of customers, historical trends, and other information. To date, such losses have been within management's expectations. Notes receivable are generally collateralized and bear a market rate of interest commensurate with the associated risks.

         (F)   CASH AND CASH EQUIVALENTS

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

                ASSET CLASSIFICATION                   ESTIMATED USEFUL LIFE
            -----------------------------         -----------------------------

             Computers and equipment                3 - 5 years
             Furniture and fixtures                 5 years
             Leasehold improvements                 5 - 10 years (lease term)

         (H)   PURCHASED INTANGIBLE ASSETS

         At December 31, 2001, purchased intangible assets, primarily the customer lists and the workforce acquired in connection with the acquisition of Canned, are being amortized over a period of 3 years, the estimated period of benefit considering the underlying contractual relationships, the project oriented continuing revenue stream, and analysis of the Company's retention efforts. The Company is in the process of finalizing its estimates of the fair values of tangible and intangible assets acquired and liabilities assumed in connection with its acquisition of Canned.

                        CHANGE TECHNOLOGY PARTNERS, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                December 31, 2001
                 (In thousands, except share and per share data)


         The Company accounts for long-lived assets in accordance with the provisions of the Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." This statement establishes financial accounting and reporting standards for the impairment of long-lived assets, including certain identifiable intangibles, and goodwill related to those assets to be held and used, and for long-lived assets and certain identifiable intangibles to be disposed of. The Company's management performs on-going reviews of its investments in long-lived assets, primarily intangible assets and, based on quantitative and qualitative measures, assesses the need to record impairment losses when impairment indicators are present. Among other factors, when assessing evidence of impairment, management considers the proximity of its investments to the date of evaluation, the current period operating cash flow loss and projections that demonstrate continuing losses. The Company's monitoring process will continue on a prospective basis and the facts and circumstances surrounding the relevant impairment factors evaluated by management may change in subsequent periods given that the Company operates in a volatile business environment. This could result in material impairment charges in future periods. Recoverability of long-lived assets is assessed by a comparison of the carrying amount of the asset to the estimated future net cash flows expected to be generated by the asset. If estimated future net undiscounted cash flows are less than the carrying amount of the asset, the asset is considered impaired and an expense is recorded in an amount required to reduce the carrying amount of the asset to its fair value, as determined by either an appraisal or a discounted cash flow analysis.

         (I)   EQUITY-BASED COMPENSATION

         The Company accounts for its employee stock option plans in accordance with the provisions of the Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations including Financial Accounting Standards Board Interpretation No. 44. As such, compensation expense related to employee stock options is recorded over the vesting period only if, on the date of grant, the fair value of the underlying stock exceeds the exercise price. All such deferred compensation is amortized on a straight-line basis. The Company adopted the disclosure-only requirements of SFAS No. 123 "Accounting for Stock-Based Compensation", which allows entities to continue to apply the provisions of APB Opinion No. 25 for transactions with employees and provide pro forma net income (loss) and pro forma earnings (loss) per share disclosures for employee stock grants made as if the fair value based method of accounting in SFAS No. 123 had been applied to these transactions.

                        CHANGE TECHNOLOGY PARTNERS, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                December 31, 2001
                 (In thousands, except share and per share data)


         (J)   BASIC AND DILUTED NET LOSS PER COMMON SHARE

         Basic net loss per common share excludes the effect of potentially dilutive securities and is computed by dividing net income or loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted net loss per share is adjusted for the effect of convertible securities, warrants and other potentially dilutive financial instruments only in the periods in which such effect would have been dilutive.

         The following securities were not included in the computation of diluted net loss per share because to do so would have had an antidilutive effect for the periods presented:

                                                                       AT DECEMBER 31,
                                                           --------------------------------------
                                                              2001           2000         1999
                                                           ----------     ----------     --------
        Stock Options...............................       16,133,768      4,600,000           --
        Warrants....................................       41,250,000     41,250,000           --
        Series A Convertible Preferred Stock........              645          3,000        3,000
        Series B Convertible Preferred Stock........               --      3,000,000           --

         As a result, the basic and diluted net loss per share is equal for all periods presented.

         (K)   INCOME TAXES

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

         (L)   COMPREHENSIVE INCOME

         The Company accounts for comprehensive income (loss) under SFAS No. 130 "Reporting Comprehensive Income." This statement established standards for reporting and displaying comprehensive income and its components in a financial statement that is displayed with the same prominence as other financial

                        CHANGE TECHNOLOGY PARTNERS, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                December 31, 2001
                 (In thousands, except share and per share data)


         statements. For all periods presented, comprehensive income (loss ) equals net income (loss) as reported.

         (M)   SEGMENT REPORTING

         Although the Company has divested itself of certain of its operations, and is evaluating other business opportunities, it has historically offered, largely through its acquired businesses, a wide variety of professional consulting services such as e-services, technology services and systems integration. Management does not manage its operations by these product offerings, but instead views the Company as one operating segment when making business decisions, with one operating decision maker, the Chief Executive Officer. The Company manages its operations as a cross-disciplinary integrated solutions provider, which attempts to bring forth a coordinated service offering to its clients.

         (N)   NEW ACCOUNTING PRONOUNCEMENTS

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

         In July 2001 FASB issued SFAS No. 141 "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets." SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets separate from goodwill. Recorded goodwill and intangibles will be evaluated against this new criteria and may result in certain intangibles being subsumed into goodwill, or alternatively, amounts initially recorded as goodwill may be separately identified and recognized apart from goodwill. SFAS No. 142 requires the use of a nonamortization approach to account for purchased goodwill and certain intangibles. Under a nonamortization approach, goodwill and certain intangibles will not be amortized into results of operations, but instead would be

                        CHANGE TECHNOLOGY PARTNERS, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                December 31, 2001
                 (In thousands, except share and per share data)


         reviewed for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles is more than its fair value. As the Company has not yet consummated a business combination initiated subsequent to June 30, 2001 the provisions of SFAS 141 have had no impact on the Consolidated Financial Statements of the Company. The provisions of each statement which apply to goodwill and intangible assets acquired prior to July 1, 2001 will be adopted by the Company on January 1, 2002. Because of the extensive effort needed to comply with adopting statements 141 and 142, and because the Company has not finalized its fair value allocation (APB No.16) in connection with its acquisition of Canned, it is not practicable to reasonably estimate the impact of adopting these statements on the Company's financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle.

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

(3)  SEVERANCE AND IMPAIRMENT CHARGES

In response to continued unfavorable market conditions for its services the Company embarked on a review of all operations with the goal of formulating a course of action to minimize near-term losses, capital expenditures, and reduce cash outflows. As an initial course of action, primarily during July and August 2001, the Company terminated the employment of approximately 90% of its existing workforce. As a result, the Company incurred severance charges of $1,326 which are included in severance charges in the accompanying Statement of Operations for the year ended December 31, 2001. $895 of the severance obligations have been paid as of December 31, 2001.

(4)  INVESTMENTS IN AND LOANS TO UNCONSOLIDATED SUBSIDIARIES

The following summarizes the Company's ownership interests in and loans to unconsolidated subsidiaries accounted for under the equity method and investments accounted for under the cost method of accounting:

                        CHANGE TECHNOLOGY PARTNERS, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                December 31, 2001
                 (In thousands, except share and per share data)

                                                                           DECEMBER 31,
                                                         ----------------------------------------------
                                                                  2001                       2000
                                                         --------------------       -------------------
                                                         CARRYING       COST        CARRYING      COST
                                                           VALUE        BASIS         VALUE       BASIS
                                                         --------       -----       --------      -----
      Equity method investments:
          Broadstream.com Inc. ("Broadstream") .......    $   --        $7,100       $4,768       $6,500
          NetPro Holdings, Inc. ("NetPro") ...........        33           200           --           --
          InSys LLC ("InSys") ........................       312           323           --           --

      Cost method investments:
          Livesky, Inc. ("Livesky") ..................       125           125          125          125

          Excelsior Radio Networks, Inc. .............
         ("Excelsior") ...............................       250           250           --           --
                                                          ------        ------       ------       ------
      Total investments: .............................    $  720        $7,998       $4,893       $6,625
                                                          ======        ======       ======       ======

INVESTMENTS IN BROADSTREAM AND NETPRO

In June 2000, the Company purchased 7,626,165 shares of Series A Convertible Redeemable Preferred Stock ("Series A") of Broadstream, Inc. (d/b/a Network Prophecy) ("Broadstream"), representing an approximately 30% equity interest (calculated on an as-if-converted basis) and approximately 47% voting interest, in exchange for $6,500.

Broadstream is a streaming media management services company that provides software to measure, manage and monitor delivery of streaming media content and data. The investment in Broadstream is being accounted for under the equity method. Based upon the capital structure of, and the equity participation in, the equity investee, the Company has assumed conversion of Series A shares in computing its share of losses of this investee. The Company's proportionate share of Broadstream's net loss was $3,177 and $1,097 in 2001 and 2000, respectively, and the amortization of the excess of cost over the Company's proportionate interest in the underlying equity was $1,175 and $635 for 2001 and 2000, respectively. These amounts are included in equity in losses of affiliate in the accompanying Statement of Operations.

In May 2001, Broadstream completed a recapitalization whereby all of the holders of Series A shares exchanged their Series A shares for shares of Series A-1 Convertible Redeemable Preferred Stock ("Series A-1"). The recapitalization modified the conversion ratio, policies regarding dividends and voting rights for Series A-1 holders. No additional consideration was paid by the Company or any other Series A-1 shareholder in connection with this transaction. As a result of the recapitalization the voting interest of common shareholders was reduced from 31% to 13%.

                        CHANGE TECHNOLOGY PARTNERS, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                December 31, 2001
                 (In thousands, except share and per share data)


Also in May 2001, in connection with the recapitalization, the Company transferred 1,191,569 Series A-1 shares to Adelson Investors, LLC ("Adelson"), another shareholder of Broadstream, as payment for certain financing-related services performed by Adelson on behalf of Broadstream. This transfer has been accounted for as a contribution by the Company of such shares to Broadstream in exchange for no consideration. As a result of this non-reciprocal transfer of shares the Company recorded a charge of $1,016 equal to the Company's cost basis in such shares, which approximated fair value, and has been included in equity in losses of affiliate in the accompanying Statement of Operations for the year ended December 31, 2001. Subsequent to the recapitalization and non-reciprocal share transfer, the Company owned 6,434,596 shares of Series A-1 Convertible Redeemable Preferred Stock of Broadstream, representing an approximately 43% equity interest (calculated on an as-if-converted basis) and a 49% voting interest.

On August 15, 2001 the Company purchased a secured convertible promissory note from Broadstream in exchange for $600 in connection with an aggregate $1,600 bridge loan financing consummated by Broadstream. The aggregate bridge loan financing was secured by all of Broadstream's assets. The note also contained certain conversion provisions in the event Broadstream closes a new round of financing or enters into certain transactions.

On November 30, 2001 the Company assigned its Broadstream promissory note to a newly formed entity, NetPro Holdings Inc. ("NetPro") in exchange for 13,674,753 shares of NetPro Series A-1 Convertible Redeemable Participating Preferred Stock. On November 30, 2001 as a result of the application of equity method, the net book value of the note approximated zero and no gain or loss was recorded as a result of this exchange. Concurrent with this transaction, NetPro foreclosed on the note and elected to take possession of all of Broadstream's assets in full satisfaction of the notes.

On December 15, 2001, the Company purchased 1,585,479 shares of NetPro Series B-1 Convertible Redeemable Participating Preferred Stock in exchange for $200 in connection with a larger ongoing financing arrangement.

As of December 31, the Company's interest in NetPro represents approximately 38% of NetPro outstanding equity, and is being accounted for under the equity method of accounting. The Company's proportionate share NetPro's net losses totaling $167 from the date of investment through December 31, 2001, is included in equity in losses of unconsolidated subsidiaries in the accompanying Statement of Operations.

Condensed financial information for the Company's unconsolidated subsidiaries is summarized as follows (unaudited).

                        CHANGE TECHNOLOGY PARTNERS, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                December 31, 2001
                 (In thousands, except share and per share data)

                                                                      DECEMBER 31, 2001
                                                           ---------------------------------------
                                                           BROADSTREAM      INSYS          NETPRO
                                                           -----------     --------       --------
Current assets ......................................       $     --       $    784       $     86
Non-current assets ..................................             --            118             --
Current liabilities .................................           (291)          (161)           (48)
Non-current liabilities .............................             --           (100)            --
Redeemable Preferred Stock ..........................        (14,373)            --         (1,289)
                                                            --------       --------       --------
         Total stockholders' capital (deficit)  .....        (14,664)           641         (1,251)
Other stockholders' share of capital ................         (8,368)           327           (776)
                                                            --------       --------       --------
Company's share of capital ..........................       $ (6,306)      $    314       $   (475)
                                                            ========       ========       ========

Carrying value of investment ........................       $     --       $    312       $     33
                                                            ========       ========       ========

                                                              BROADSTREAM            INSYS               NETPRO
                                                              ------------        ------------        ------------
                                                                                    2 MONTH             1 MONTH
                                                               YEAR ENDED         PERIOD ENDED        PERIOD ENDED
                                                              DECEMBER 31,        DECEMBER 31,        DECEMBER 31,
                                                                  2001               2001                 2001
                                                              ------------        ------------        ------------
Operating revenues ...........................................  $   122             $   503             $    17
Cost of revenues .............................................     (362)               (266)                 (6)
Operating expenses ...........................................   (8,794)               (259)             (1,261)
Other income(expense) net ....................................      906                  --                  --
                                                                -------             -------             -------
     Net loss ................................................   (8,128)                (23)             (1,250)
Other stockholders' share of net loss ........................   (4,284)                (12)             (1,417)
                                                                -------             -------             -------
Company's share of net loss ..................................   (3,844)                (11)               (167)
Amortization of excess of investment over net equity .........   (1,175)                 --                  --
Non-reciprocal transfer of shares ............................   (1,016)                 --                  --
                                                                -------             -------             -------
    Total share of net loss ..................................   (6,035)                (11)               (167)
Less amount of loss in excess of investment ..................     (667)                 --                  --
                                                                -------             -------             -------
Equity in losses of unconsolidated affiliate .................   (5,368)                (11)               (167)
                                                                =======             =======             =======


INVESTMENT IN LIVESKY, INC.

On December 21, 2000, the Company purchased 625,001 shares of Series A Convertible preferred stock, representing an approximate 2% equity interest of LiveSky Solutions, Inc. ("LiveSky") in exchange for $125. LiveSky is a developer of wireless technology, including mobile business strategy and assessment as well as mobile application design and development. This investment is being accounted for under the cost method of accounting.

                        CHANGE TECHNOLOGY PARTNERS, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                December 31, 2001
                 (In thousands, except share and per share data)


INVESTMENT IN AND NOTE RECEIVABLE FROM EXCELSIOR RADIO NETWORKS

On August 28, 2001 the Company purchased a promissory note and warrant from Excelsior Radio Networks, Inc. (d/b/a eCom Capital, Inc.) ("Excelsior") for $2,250. Excelsior, a subsidiary of Franklin Capital Corporation ("Franklin"), recently purchased certain assets from affiliates of Winstar Communications, Inc. which produce, syndicate and distribute radio programs and services. The note earns interest at a rate of 8.5% per annum, matures on September 30, 2002 and is secured by all of Excelsior's assets.

The warrant to purchase 482,955 shares of Excelsior common stock at an exercise price of $1.125 per share had an allocated fair value of approximately $112 and represented 11% of Excelsior's fully-diluted capital stock as of the date of issuance. The warrant is included in other assets in the accompanying Balance Sheet.

The allocated fair value of the note receivable totaling $2,138 is included in Notes Receivable in the accompanying Balance Sheet. Also included in notes receivable is the periodic accretion of the note discount, totaling $36 for the year ended December 31, 2001, which is included in interest income in the accompanying Statement of Operations.

On December 4, 2001 the Company purchased from Franklin 250,000 shares of common stock or an approximate 10% equity interest of Excelsior for $250. In August, 2001 Excelsior acquired certain assets from affiliates of Winstar
Communications, Inc. and, since that time, creates, produces, distributes and is a sales representative for national radio programs.

On December 4, 2001 the Company initiated a business combination whereby the Company will acquire all issued and outstanding common stock of Franklin Capital Corporation in a stock-for-stock exchange. This business combination is contingent upon certain terms and conditions and is subject to shareholder approval. Franklin is a business development company and provides private investment capital to private and public companies in a variety of industries throughout the United States. Franklin's lending and investment activity has been focused principally on securities issued by companies involved in early stage high technology sectors such as wireless communications, other telecommunications services, internet software and information services. Franklin is listed on the American Stock Exchange and trades under the symbol "FKL."

                        CHANGE TECHNOLOGY PARTNERS, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                December 31, 2001
                 (In thousands, except share and per share data)



(5) ACQUISITIONS AND DIVESTITURES

ACQUISITION OF EHOTHOUSE, INC.

On September 15, 2000, the Company acquired majority voting control of eHotHouse pursuant to a transaction where eHotHouse issued Series A Convertible Participating Preferred Stock to the Company in exchange for $3,000 in cash and a covenant, by the Company, to issue 6,374,502 shares of the Company's common stock as directed by eHotHouse. The operations of eHotHouse prior to acquisition were DE minimus, and the fair value of the identifiable net assets at the time of acquisition approximated $0. Such transactions fully eliminate in consolidation and do not impact the consolidated financial statements of the Company. No consideration was provided to the existing shareholders of eHotHouse in the transaction. Accordingly, this transaction effectively represented the initial capitalization of eHotHouse and no goodwill was recorded. During the period from September 2000 through February 2001 eHotHouse completed several business combinations. However, eHotHouse did not exercise its right under the aforementioned covenant to have the Company issue additional shares of the Company's common stock.

In February 2001, the Company acquired the former Chief Executive Officer's (of the Company and eHotHouse) shares of eHotHouse common stock in exchange for approximately $182 in cash and 3,144,494 shares of Company common stock. This transaction was accounted for as the settlement of a prior stock award and, accordingly, the Company recognized $2,600 in related compensation expense, representing the excess of the fair value of the cash and Company shares issued as settlement over the fair value of the eHotHouse shares on the original date of grant. Of this amount, $2,500, representing the stock portion of the settlement, was included in equity-based compensation in the Statement of Operations for the year ended December 31, 2001.

Also in February 2001, the Company acquired from non-employee shareholders the remaining outstanding minority interest of its subsidiary, eHotHouse, for 2,155,519 shares of the Company's common stock valued at $2,680 and approximately $218 in cash. The acquisition was accounted for using the purchase method of accounting and accordingly, the purchase price was allocated to the pro rata portion of tangible and intangible assets acquired on the basis of their respective fair values on the date of acquisition. Of the total purchase price, approximately $2,898 was allocated to identified intangible assets, including the assembled workforce. The fair value of acquired intangible assets was capitalized and amortized over the estimated useful life of three years. Related amortization for the year ended December 31, 2001 totaled $648.

Subsequent to the acquisition of the remaining outstanding minority interest, eHotHouse was merged with and into the Company.

                        CHANGE TECHNOLOGY PARTNERS, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                December 31, 2001
                 (In thousands, except share and per share data)


In July 2001, the Board of Directors terminated the employment of the Company's President and Chief Executive Officer. The former executive had an employment agreement dated August 21, 2000 that provided for severance benefits. The Company has paid, and will continue to pay, the former executive the severance he is entitled to under his employment agreement and has incurred a charge totaling $493 which is included in severance charges in the Statement of Operations for the year ended December 31, 2001. Additionally, the Company has recorded an impairment loss in the amount of $2,250 reflecting the impact of the executive's termination upon the carrying value of certain acquired intangible assets, and has reversed certain unamortized deferred compensation related to unvested options that were forfeited in connection with the termination. This impairment loss is included in impairment losses in the accompanying Statement of Operations.

ACQUISITION AND DIVESTITURE OF INSYS TECHNOLOGIES, INC.

On October 18, 2000, eHotHouse acquired substantially all of the operating assets and assumed certain liabilities of InSys Technology, Inc. ("InSys"), a provider of systems integration services. The acquisition was accounted for using the purchase method of accounting and accordingly, the purchase price was allocated to the tangible and identified intangible assets acquired on the basis of their respective fair values on the date of acquisition. The results of operations of InSys and the estimated fair value of the assets acquired and liabilities assumed are included in the Company's consolidated financial statements from the date of acquisition. The fair value of the intangible assets was determined based upon a combination of methods, including the income approach for the customer list, and the replacement cost approach for the value of the assembled workforce.

The total purchase price of $867 consisted of cash, including acquisition related expenses consisting primarily of payments for legal and financial advisory services. Of the total purchase price, approximately $700 was allocated to net tangible assets and the remainder was allocated to identified intangible assets, including the customer list and assembled workforce. The fair value of acquired intangible assets was capitalized and is being amortized over their estimated useful lives of three years. Related amortization for the years ended December 31, 2001 and 2000 totaled $39 and $11, respectively.

The InSys acquisition is summarized as follows:

      Fair value of tangible assets acquired...................     $  1,006
      Fair value of identified intangible assets acquired......          155
      Liabilities assumed......................................         (294)
                                                                    --------
                                                                    $    867
                                                                    ========
      Cash paid, including acquisition costs of $200...........     $    867
      Less cash acquired.......................................           --
                                                                    --------
      Total transaction consideration .........................     $    867
                                                                    ========

                        CHANGE TECHNOLOGY PARTNERS, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                December 31, 2001
                 (In thousands, except share and per share data)


During July 2001, as a result of the aforementioned terminations, coupled with the historical, current and projected operating and cash flow losses, the Company evaluated the recoverability of its acquired intangible assets by comparison of the carrying value relative to future cash flows. As a result, the Company recorded impairment charges totaling $105 which are included in impairment charges in the accompanying Statement of Operations.

On November 8, 2001 the Company sold a 51% voting interest in InSys to a certain member of the management team in exchange for $50 and concurrently forgave approximately $400 of advances to InSys. After considering the net book value of InSys, the level of retained ownership interest, and the value of the consideration exchanged, the Company incurred a loss on the disposition of the majority voting control totaling $183 which is included in loss on disposal of subsidiaries in the accompanying Statement of Operations.

Concurrently the Company loaned InSys $100 evidenced by a promissory note. The note bears interest at a rate equal to the London Interbank offer rate plus 2%, until the principal amount of the note is paid in full. InSys is obligated to pay, at a minimum, on an annual basis 50% of the excess of its annual earnings before taxes.

The Company's retained equity interest and note receivable, net of the Company's pro rata share of InSys' equity losses absorbed during the period from November 8, 2001 to December 31, 2001, totals $312 which included investments in and loans to unconsolidated subsidiaries on the accompanying Balance Sheet.

ACQUISITION AND DIVESTITURE OF RAND INTERACTIVE CORPORATION

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

The total purchase price of approximately $1,400 consisted of $700 of eHotHouse common stock (1,020,000 shares), $700 in cash including other acquisition related expenses, consisting primarily of payments for legal and financial advisory services. Of

                        CHANGE TECHNOLOGY PARTNERS, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                December 31, 2001
                 (In thousands, except share and per share data)


the total purchase price, $47 was allocated to net tangible liabilities assumed, and the remainder was allocated to identified intangible assets, including customer lists and the assembled workforce. The fair value of the identified intangible assets was determined using the income approach for the customer list, and the replacement cost approach for the value of the assembled workforce. The purchased intangible assets are being amortized over their estimated useful lives of three years. Related amortization for the years ended December 31, 2001 and 2000 totaled $357 and $39 respectively.

The RAND acquisition is summarized as follows:

       Fair value of tangible assets acquired.....................    $    169
       Fair value of identified intangible assets acquired........       1,426
       Liabilities assumed........................................        (216)
                                                                      --------
                                                                      $  1,379
                                                                      ========
       Cash paid, including acquisition costs of $325.............    $    675
       Less cash acquired.........................................          --
                                                                      --------
            Net cash paid.........................................         675
         eHotHouse common stock issued............................         704
                                                                      --------
            Total transaction consideration ......................    $  1,379
                                                                      ========

As a result of the aforementioned terminations, coupled with the historical and projected operating and cash flow losses, the Company evaluated the recoverability of its acquired intangible assets by comparison of the carrying value relative to future cash flows. As a result, the Company recorded impairment charges totaling $1,030 which are included in impairment charges in the accompanying Statement of Operations.

On November 2, 2001 the Company sold all issued and outstanding shares of RAND to certain members of management team in exchange for 375,039 shares of the Company's common stock, and a warrant to purchase such amount of shares of common stock that shall equal, at the time of exercise, 30% of the issued and outstanding shares of RAND common stock on a fully diluted basis. Such warrants have a stated exercise price of $1.00 in the aggregate, expire on November 3, 2013, and are contingently exercisable upon the occurrence of certain prospective events, as defined. After considering the net book value of RAND, the consideration received and the fair value of the warrants received, the Company incurred a loss on the disposition of RAND totaling $194 which is included in loss on disposal of subsidiaries on the consolidated Statement of Operations.

ACQUISITION OF IGUANA STUDIOS, INC.

In March 2001, the Company acquired Iguana Studios, Inc. ("Iguana"), a New York City-based interactive agency, for approximately $5,771, including $2,786 in cash, 2,700,000 shares of the Company's common stock valued at approximately $1,990, and

                        CHANGE TECHNOLOGY PARTNERS, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                December 31, 2001
                 (In thousands, except share and per share data)


replacement options to purchase 1,681,888 shares of Company common stock, which vested upon the change in control, valued at approximately $995.

The business combination was accounted for using the purchase method of accounting and, accordingly, the total consideration was allocated to the tangible and intangible assets acquired and liabilities assumed on the basis of their respective fair values on the date of acquisition. The results of operations of Iguana, and the estimated fair value of the assets acquired and liabilities assumed are included in the Company's consolidated financial statements from the date of acquisition. Of the total purchase price, approximately $1,815 was allocated to the net tangible assets acquired, $1,300 was allocated to identified intangible assets, including customer base and assembled workforce, and the remainder was allocated to goodwill. The fair value of the identified intangible assets was determined using the income approach for the customer base, and the replacement cost approach for the assembled workforce. The purchased intangible assets and goodwill were being amortized over their estimated useful lives of three years. Related amortization for the year ended December 31, 2001 totaled $935.

The Iguana acquisition is summarized as follows:

       Fair value of tangible assets acquired......................   $  1,815
       Fair value of identified intangible assets acquired.........      4,813
       Liabilities assumed.........................................       (857)
                                                                      --------
                                                                      $  5,771
                                                                      ========

       Cash paid, including acquisition costs of $238..............   $  2,817
       Less cash acquired..........................................         31
                                                                      --------
            Net cash paid..........................................      2,786
         Common stock of the Company issued........................      1,990
            Replacement Options ...................................        995
                                                                      --------
                                                                      $  5,771
                                                                      ========

Also in connection with the acquisition of Iguana 2,300,000 shares of the Company's common stock were placed in escrow (the "Escrow Shares") for a period to end no later than June 2002. The then fair value of such shares will be included in the aggregate purchase price if and when released from escrow, pending the outcome of the contingency, as defined.

As a result of the aforementioned terminations, coupled with the historical cash flow losses, the Company evaluated the recoverability of its acquired intangible assets and goodwill by comparison of the carrying value relative to future cash flows. As a result,

                        CHANGE TECHNOLOGY PARTNERS, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                December 31, 2001
                 (In thousands, except share and per share data)


the Company recorded impairment charges totaling $3,878 which are included in impairment charges in the accompanying Statement of Operations.

As of December 31, 2001 all employees of Iguana had been terminated, and the subsidiary's operating activities had ceased. The remaining net book value of Iguana intangibles was $0. If and when the Escrow Shares are released from escrow, the Company will record additional impairment charges representing the then fair value of such shares.

ACQUISITION OF PAPKE-TEXTOR, INC.

In June 2001, the Company acquired Papke-Textor, Inc. d/b/a Canned Interactive ("Canned"), a Los Angeles-based media and entertainment interactive agency, for approximately $1,100 in cash, including acquisition costs, and 6,436,552 shares of the Company's common stock valued at approximately $1,000. The business combination was accounted for using the purchase method of accounting.

The Company is in the process of finalizing its estimates that will be used in the assignment of the purchase price to identified intangible and tangible assets acquired and liabilities assumed. At December 31, 2001, these estimates are not completed, and the entire Canned excess purchase price totaling $2,177 has been included within intangible assets in the accompanying consolidated Balance Sheet and has been amortized using an estimated useful life of three years. Related amortization for the year ended December 31, 2001 totaled $600.

Also in connection with the acquisition of Canned, $200 in cash, which is presented as restricted cash on the consolidated Balance Sheet and is included in other current assets, and 715,172 shares of the Company's common stock were placed in escrow for a period ending December 12, 2002. The then fair value of this contingent consideration will be included in the aggregate purchase price, if and when released from escrow, pending the outcome of the contingency, as defined.

PRO FORMA FINANCIAL INFORMATION (UNAUDITED)

The following unaudited pro forma information is presented as if the Company had completed the above acquisitions and divestitures as of January 1, 2000 and includes amortization of related intangible assets resulting from the acquisitions. The unaudited pro forma information is not necessarily indicative of what the results of operations would have been had the acquisitions taken place at those dates or of the future results of operations.

                        CHANGE TECHNOLOGY PARTNERS, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                December 31, 2001
                 (In thousands, except share and per share data)

                                                                         YEAR ENDED DECEMBER 31,
                                                                     -------------------------------
                                                                          2001              2000
                                                                     -------------     -------------
Revenues .....................................................       $       2,923     $       5,019
                                                                     -------------     -------------

Net loss .....................................................       $     (27,824)    $     (10,084)
                                                                     -------------     -------------

Net loss attributable to common stockholders .................       $     (27,824)    $     (50,084)
                                                                     -------------     -------------
Pro forma basic and diluted net loss per common share ........       $       (0.20)    $       (1.12)
Pro forma weighted average common shares outstanding,
   basic and diluted .........................................         141,796,791        44,560,305
                                                                     =============     =============

(6) NOTE RECEIVABLE

In April 2001, the Company loaned two consultants an aggregate of $500. The full recourse promissory notes, with initial principal amounts of $350 and $150, respectively, accrue interest at the rate of 7.25% per annum. Payments are due in various installments of principal plus accrued interest commencing on April 25, 2002 and continuing thereafter through April 25, 2006.

(7) COMMITMENTS AND CONTINGENCIES

OPERATING LEASES

The Company leases its facilities and equipment under operating and capital lease agreements. The following are the future minimum lease payments under non-cancelable operating leases as of December 31, 2001:

                    YEAR ENDED DECEMBER 31,           OPERATING        CAPITAL
            ------------------------------------      ---------        -------
            2002 ...............................      $   980          $   110
            2003 ...............................          842              110
            2004 ...............................          332
            2005 ...............................           46
            2006 ...............................           --
                                                      -------          -------
            Total lease obligation .............      $ 2,201          $   220
                                                      =======
            Amount representing interest .......                            (4)
                                                                       -------
                                                                           216
            Current Portion ....................                            92
                                                                       -------
            Long Term Portion ..................                       $   124
                                                                       =======

Rent expense was approximately $963 and $75 for the year ended December 31, 2001 and 2000, respectively.

                        CHANGE TECHNOLOGY PARTNERS, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                December 31, 2001
                 (In thousands, except share and per share data)


As a result of the Company's divestiture of certain operations, employee terminations and pending business combinations, the Company is evaluating its numerous alternatives with respect to its contractual obligations concerning leased facilities. As of December 31, 2001, the method and timing regarding alternative prospective uses or potential disposition were uncertain and no definite action had been taken.

The Company is involved in various legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position, results of operation or liquidity.

(8) STOCKHOLDERS' EQUITY

On March 28, 2000, Arinco Computer Systems Inc. (the predecessor to the Company, see September 12, 2000 transaction below) was acquired by an investor group led by Pangea Internet Advisors, LLC. Prior to this transaction, neither Arinco Computer Systems Inc., a public shell, or Pangea Internet Advisors, LLC were active or had substantive business operations. Investors purchased 4,000,000 shares of Series B Convertible Preferred Stock ("Series B Stock") for net proceeds to the Company of $39,450. Each share of Series B stock is convertible into 40 common shares, and the Series B stock, collectively, represents approximately 97% of the voting interest of the Company. If by December 31, 2000 the Company's authorized common stock had not been increased to provide for the conversion of all Series B shares, holders of 50% of the Series B stock could require the Company to redeem all such Series B stock at $10 per share on demand. Accordingly, Series B stock was classified as temporary equity until shareholder approval was obtained to sufficiently increase the number of authorized common shares. However, as the Series B shareholders effectively controlled the Company, shareholder approval was perfunctory and, accordingly, the full deemed dividend was recognized immediately.

Also on March 28, 2000, certain other investors purchased warrants ("warrants") to purchase 41,250,000 shares of common stock for $100. Of these warrants, 20% have an exercise price of $.25 per share, 30% have an exercise price of $.50 per share, 30% have an exercise price of $.75 per share and 20% have an exercise price of $1.00 per share. The warrants are exercisable at the election of the holder for a period of five years.

The difference between the price of the Series B preferred stock on an as converted basis of $0.25 and $4.88 (the fair value of common stock on the date of issuance of the Series B Stock), or $4.63, multiplied by the number of shares of Series B preferred stock on an as if converted basis, represents the intrinsic value of the beneficial conversion feature, which totaled approximately $741,000. However, as the intrinsic value of the beneficial conversion feature is greater than the $40,000 in gross proceeds received from the Series B preferred stock issuance, the amount of the discount attributed to the beneficial

                        CHANGE TECHNOLOGY PARTNERS, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                December 31, 2001
                 (In thousands, except share and per share data)


conversion feature is limited to the $40,000 of gross proceeds received. The beneficial conversion feature was recorded in the quarter ended March 31, 2000 as a non-cash preferred stock dividend because the Series B Stock is effectively convertible at the option of the preferred stockholders. The $40,000 non-cash dividend increased the Company's net loss attributable to common stockholders by the same amount.

On March 28, 2000, 1,000,000 shares of Series B stock were converted into 40,000,000 shares of common stock.

On September 12, 2000, Arinco Computer Systems Inc. merged with and into the Company (d/b/a Pangea Internet, Inc.), a wholly owned subsidiary. All shareholders of Arinco Computer Systems Inc. became stockholders of the Company. Pursuant to the terms of the merger agreement, each outstanding share of Arinco Computer Systems Inc. common stock, Series A preferred stock and Series B preferred stock and warrants was converted into one share of common stock, Series A preferred stock, and Series B preferred stock and warrants, respectively, of the Company. As a result of the merger, the total number of shares of stock which the Company has authority to issue was increased to 505,000,000 shares, of which 500,000,000 are common stock, par value $0.01 per share and 5,000,000 are preferred stock, par value $0.10 per share. This transaction was accounted for as a transaction between companies under common control and therefore there was no adjustment to the historical basis of the assets and liabilities of Arinco Computer Systems Inc. Additionally, as a result of this transaction and the resulting increase in the number of authorized shares of common stock, the redemption feature on the Series B preferred shares was nullified and, accordingly, the Series B Preferred Stock was reclassified to stockholders equity.

The Company's Series A and Series B Preferred stock are convertible to common stock on a 1 for 1 and 40 for 1 basis respectively, and have voting rights on an as if converted basis. Series A Preferred stock accumulates $0.6 per share cumulative dividends annually, payable each May 31st at the discretion of the Board of Directors. Series A Preferred stockholders are not entitled to payment of any accrued but unpaid dividends existing at the time of a voluntary conversion of such stock to common stock.

(9) EQUITY BASED COMPENSATION

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

                        CHANGE TECHNOLOGY PARTNERS, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                December 31, 2001
                 (In thousands, except share and per share data)


Information related to all CTPI stock options granted by the Company is as follows:

                                                NUMBER OF     WEIGHTED AVERAGE
                                                 SHARES        EXERCISE PRICE
                                              -------------    --------------
      December 31, 1999...................              --             --
      Granted.............................       4,600,000        $  1.21
                                               -----------        -------
      December 31, 2000...................       4,600,000        $  1.21
      Granted.............................      14,200,000           0.04
      Exercised...........................              --             --
      Options issued in connection with
         acquisition......................       1,658,638           1.05
      Forfeited/Cancelled.................      (4,324,870)          1.45
                                               -----------        -------
      December 31, 2001...................      16,133,768        $  0.10
                                               ===========        =======


The following table summarizes information about CTPI stock options outstanding at December 31, 2001:

                                         OPTIONS OUTSTANDING                             OPTIONS EXERCISABLE
                        -------------------------------------------------------    -------------------------------
                        OUTSTANDING AT    WEIGHTED AVERAGE
                         DECEMBER 31,     CONTRACTUAL LIFE     WEIGHTED AVERAGE       NUMBER      WEIGHTED AVERAGE
    EXERCISE PRICES          2001            REMAINING          EXERCISE PRICE     EXERCISABLE     EXERCISE PRICE
    ---------------     --------------   -------------------   ----------------    -----------    ----------------
         0.03             12,000,000           9.71                 0.03           3,000,000           0.03
         0.06              2,000,000           9.83                 0.06           2,000,000           0.06
         0.29                581,413           2.45                 0.29             581,413           0.29
         0.32                 15,000           9.00                 0.32              15,000           0.32
         0.41                 15,000           8.83                 0.41              15,000           0.41
         0.50              1,300,000           8.75                 0.50             667,000           0.50
         0.67                 39,000           2.85                 0.67              39,000           0.67
         0.83                  4,500           0.04                 0.83               4,500           0.83
         1.00                152,605           4.01                 1.00             152,605           1.00
         1.50                 18,000           0.08                 1.50              18,000           1.50
         2.00                  5,250           0.08                 2.00               5,250           2.00
         2.75                  3,000           0.04                 2.75               3,000           2.75
    ---------------     --------------   -------------------   ----------------    -----------    ----------------
        TOTAL             16,133,768           9.30                 0.10           6,500,768           0.15
    ===============     ==============   ===================   ================    ===========    ================

During 2000, the Company granted stock options to purchase 4,600,000 shares of common stock to the Former Chief Executive Officer and members of the Board of Directors at a weighted average exercise price of $1.21, all of which were granted at less than the fair value of the common stock on the measurement date. The Company recorded deferred compensation of approximately $2,480 in connection with the grant of these options. This amount is presented as deferred compensation within the accompanying balance sheet and is being amortized over the related vesting period, of

                        CHANGE TECHNOLOGY PARTNERS, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                December 31, 2001
                 (In thousands, except share and per share data)


either three or four years. In July 2001, in connection with the termination of the Chief Executive Officer, the Company reversed certain of this unamortized deferred compensation related to unvested options forfeited as a result of the termination. The Company amortized $615 and $693 of deferred compensation during the years ended December 31, 2001 and 2000, respectively. The Company will amortize the remaining deferred compensation of $846 over the remaining vesting period of three and four years.

In September 2001, the Compensation Committee of the Board of Directors, granted to the newly appointed Chief Executive Officer options to purchase 9,000,000 shares of the Company's common stock at an exercise price of $0.03 per share, the then fair value of the underlying common stock. Of this grant, options to purchase 6,000,000 shares of the Company's common stock are subject to shareholder approval, which was not obtained as of December 31, 2001. At December 31, 2001, the intrinsic value of these options totaled $120, and has been included in deferred compensation in the accompanying balance sheet.

During the year ended December 31, 2001, the Compensation Committee of the Board of Directors granted to certain members of the Board of Directors options to purchase an aggregate of 3,000,000 and 200,000 shares of the Company's common stock at an exercise price of $0.03 and $0.50 per share, respectively, the then fair value of the underlying common stock.

On November 7, 2001, the Compensation Committee of the Board of Directors granted to a new member of the Board of Directors options to purchase an aggregate of 2,000,000 shares of the Company's common stock at an exercise price of $0.06 per share, the then fair value of the underlying common stock.

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

                                                               YEAR ENDED DECEMBER 31,
                                                    -------------------------------------
                                                       2001           2000          1999
                                                    ----------      --------      -------
Net income (loss) attributable to
  common shareholders:
As reported...................................      $  (32,200)      (46,238)          (6)
Compensation expense for stock options........      $     (713)         (498)          --
                                                    ----------      --------      -------
Pro forma net income (loss)...................      $  (32,913)      (46,736)          (6)
                                                    ----------      --------      -------
Basic and diluted net income (loss) per
share as reported.............................      $    (0.23)        (1.31)          --
                                                    ==========      ========      =======
Pro forma basic income (loss) per share.......      $    (0.23)        (1.32)          --
                                                    ==========      ========      =======

                        CHANGE TECHNOLOGY PARTNERS, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                December 31, 2001
                 (In thousands, except share and per share data)


The Company has estimated the fair value of its stock option grants by using the Black-Scholes option pricing model with the following weighted-average assumptions:

           Expected option term (years)..........................        10
           Risk-free interest rate (%)...........................      5.78
           Expected volatility (%)...............................     81.00
           Dividend yield (%)....................................        --
           Weighted average fair value of options granted........    $ 1.41

(10) RELATED PARTY TRANSACTIONS

During the year ended December 31, 2001, the Company incurred legal fees in connection with certain transactions and other matters in the normal course of business. A portion of these services was provided by a firm of which a member of the Board of Directors of the Company is a partner. Fees incurred by this firm totaled approximately $881 and $821 for the year ended December 31, 2001 and 2000, respectively.

Additionally, during the year ended December 31, 2001, the Company incurred management and investment advisory service fees in connection with identifying, evaluating, negotiating, and managing investment opportunities for the Company. These services were provided by a firm of which the current President and Chief Executive Officer of the Company was previously affiliated. Fees incurred by the Company to this firm totaled $510 and $828 in 2001 and 2000, respectively. Additionally, this firm occupies a portion of the Company's office space in Connecticut, for which it pays rent at an amount which approximates fair market value. Such payments to the Company totaled $283 during the year ended December 31, 2001. Furthermore, the firm was indebted to the Company in the amount of $204 at December 31, 2001 for its pro rata share of certain leasehold improvements and rental payments due, which are reflected in the Related Party Receivable in the accompanying Balance Sheet.

(11) PROPERTY & EQUIPMENT

Property and equipment consist of the following:

                                                                DECEMBER 31,
                                                           --------------------
                                                             2001         2000
                                                           --------      ------
   Computer and office equipment......................     $    660         589
   Furniture and fixtures.............................          364          98
   Leasehold improvements.............................          245         101
                                                           --------      ------
   Total property and equipment.......................        1,269         788
   Less accumulated depreciation and amortization.....          483         278
                                                           --------      ------
   Property and equipment, net........................     $    786      $  510
                                                           ========      ======

                        CHANGE TECHNOLOGY PARTNERS, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                December 31, 2001
                 (In thousands, except share and per share data)


At December 31, 2001 and 2000, the Company had approximately $220 and $330, respectively, of equipment under capital leases included in computer and office equipment and related accumulated amortization of approximately $120 and $10, respectively. Amortization of these assets recorded under capital leases is included in depreciation expense.

Depreciation and amortization aggregated $609, $10 and $0 for the years ended December 31, 2001, 2000 and 1999, respectively.

(12) ACCRUED EXPENSES

Accrued expenses consist of the following:

                                                          DECEMBER 31,
                                                     -----------------------
                                                      2001            2000
                                                     -------         -------
   Accrued severance.........................        $   431         $   287
   Accrued professional fees.................            535             463
   Accrued other.............................             17             167
                                                     -------         -------
   Total.....................................        $   983         $   917
                                                     =======         =======

(13) INCOME TAXES

The tax effects of temporary differences that give rise to a significant portion of the net deferred income tax assets (liabilities) are as follows:

                                                          DECEMBER 31,
                                                    -------------------------
                                                      2001             2000
                                                    --------         --------
   Net noncurrent deferred income
     tax assets (liabilities):
   Equity losses.............................       $  2,844         $    693
   Equity based compensation.................            541              277
   Net operating loss........................          8,024            1,689
   Property and equipment....................             40              (44)
   Intangibles...............................           (715)            (570)
                                                    --------         --------
   Total net deferred income tax assets......         10,734            2,045
   Valuation allowance.......................        (10,734)          (2,045)
                                                    --------         --------
   Total net deferred income tax assets .....       $     --         $     --
                                                    ========         ========

                        CHANGE TECHNOLOGY PARTNERS, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                December 31, 2001
                 (In thousands, except share and per share data)


For the year ended December 31, 2001, the benefit for income taxes differed from the amounts computed by applying the federal income tax rate of 35% to pretax loss as a result of the following:

                                                                               RATE RECONCILIATION
                                                   --------------------------------------------------------------------------
                                                            2001                       2000                       1999
                                                   ---------------------        -------------------        ------------------
                                                      $             %              $           %              $           %
                                                   --------      -------        -------     -------        -------     ------
Expected tax benefit ......................          11,165        35.00%        (2,121)       34.0%            --         --
State and local tax benefit ...............          (1,037)       (3.25%)         (364)        6.0%            --         --
Non-deductible expenses ...................           3,023         9.48%            --          --             --         --
Valuation allowance .......................           8,689        27.24%         1,881        29.9%             9         --
Revision of prior year estimate ...........              --           --             --          --            (12)        --
Other .....................................             490         1.54%           604        10.1%            --         --
                                                   --------      -------        -------     -------        -------     ------
Tax expense ...............................        $     --         0.00%            --          --              3         --
                                                   ========      =======        =======     =======        =======     ======

The Company has available net operating loss carryforwards for income tax purposes of approximately $20 million, which expire on various dates from 2001 through 2021. A valuation allowance has been established due to uncertainty whether the Company will generate sufficient taxable earnings to utilize the available net operating loss carryforwards. A portion of the Company's net operating loss carryforwards may also be limited due to significant changes in ownership under Section 382 of the Tax Reform Act of 1986.

(14) SUPPLEMENTARY CASH FLOW INFORMATION

During 2001, 2000 and 1999, the Company paid interest of $30, $1 and $0, respectively.

(15) VALUATION AND QUALIFYING ACCOUNTS

                                                                       ADDITIONS        ADDITIONS
                                                       BALANCE AT      CHARGED TO      INCLUDED IN      DELETIONS     BALANCE AT
                                                      BEGINNING OF     COSTS AND       ACQUIRED NET    INCLUDED IN      END OF
               DESCRIPTION                               PERIOD         EXPENSED          ASSETS        DISPOSALS       PERIOD
-----------------------------------------------       ------------     ----------      ------------    -----------    -----------
2001:
Allowances for doubtful accounts...............        $   62             $  --          $    197        $  (259)      $    --
2000:
Allowances for doubtful accounts...............        $   --             $  --          $     62        $    --       $    62
1999:
Allowances for doubtful accounts...............        $   --             $  --                --        $    --       $    --

                                BROADSTREAM, INC.
                           (A Company in Liquidation)

                                      INDEX

                                                                            Page

Report of KPMG LLP, Independent Accountants....................................1

Balance Sheets as of December 31, 2001 and 2000............................... 2

Statements of Operations for the year ended December 31, 2001 and the period ended December 31, 2000.........................................3

Statement of Stockholders' Deficit for the year
ended December 31, 2001 and the period ended December 31, 2000.................4

Statements of Cash Flows for the year ended December 31, 2001 and the period ended December 31, 2000.........................................5

Notes to Financial Statements..................................................7

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
Broadstream, Inc.:

We have audited the accompanying balance sheets of Broadstream, Inc. (a company in liquidation) as of December 31, 2001 and 2000 and the related statements of operations, stockholders' deficit, and cash flows for the year ended December 31, 2001 and the period from January 7, 2000 (inception) through December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As described in note 1 to the financial statements, the assets of the Company were foreclosed on by NetPro Holdings, Inc. on November 30, 2001 and the Company commenced liquidation shortly thereafter. As a result, the Company has changed its basis of accounting from the going-concern basis to a liquidation basis as of December 31, 2001.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Broadstream, Inc. (a company in liquidation) as of December 31, 2001 and 2000 and the results of its operations and its cash flows for the year ended December 31, 2001 and the period from January 7, 2000 (inception) through December 31, 2000 in conformity with accounting principles generally accepted in the United States of America applied on the bases described in the preceding paragraph.

As more fully described in note 1, the Company has liabilities remaining as of December 31, 2001 and does not appear to have any sources of funding to settle these obligations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



February 14, 2002
Los Angeles, California

                                BROADSTREAM, INC.
                           (A Company in Liquidation)

                                 BALANCE SHEETS

                           December 31, 2001 and 2000

                                                                                                       YEAR ENDED DECEMBER 31,
                                                                                                   --------------------------------
                                                                                                      2001                2000
                                                                                                   ------------        ------------
                                    ASSETS
Current assets:
     Cash and cash equivalents .............................................................       $         --        $  4,495,080
     Accounts receivable ...................................................................                 --              13,553
     Prepaid expenses and other current assets .............................................                 --             103,142
                                                                                                   ------------        ------------
         Total current assets ..............................................................       $         --        $  4,611,775

Property and equipment, net ................................................................                 --                  --
Capitalized software development costs .....................................................                 --           1,119,571
                                                                                                             --             703,264
Other assets ...............................................................................                 --             360,416
                                                                                                   ------------        ------------
                                                                                                   $         --        $  6,795,026
                                                                                                   ============        ============
                      LIABILITIES AND STOCKHOLDERS' DEFICIT

 Current liabilities:
     Accounts payable and accrued expenses .................................................       $    290,737        $    439,385
                                                                                                   ------------        ------------
Series A-1 convertible redeemable participating preferred stock, $0.001 par value. Authorized 12,000,000 shares; issued and outstanding 11,207,136 shares at December 31, 2001.  Liquidation preference and redemption
     value of $10,950,119 (note 5) .........................................................         14,373,119                  --
Series A convertible redeemable participating preferred stock, $0.001 par value. Authorized 12,000,000 shares; issued and outstanding 11,207,136 shares at December 31, 2000. Liquidation preference and redemption value
     of $10,029,772 (note 5) ...............................................................                 --          10,029,772
Stockholders' deficit (note 5):
     Common stock, $0.001 par value. Authorized 130,000,000 shares; issued and
         outstanding 11,444,634 shares at December 31, 2001 and 2000 .......................             11,445              11,445
     Additional paid-in capital ............................................................          2,262,347           1,125,647
     Unearned compensation .................................................................                 --            (345,273)
     Deficit accumulated during the development stage ......................................        (16,620,367)         (4,148,669)
     Stockholder notes receivable ..........................................................           (317,281)           (317,281)
                                                                                                   ------------        ------------
         Total stockholders' deficit .......................................................        (14,663,856)         (3,674,131)
     Commitments and contingencies (note 7)
                                                                                                   ------------        ------------
                                                                                                   $         --        $  6,795,026
                                                                                                   ============        ============


See accompanying notes to financial statements.

                                BROADSTREAM, INC.
                           (A Company in Liquidation)

                             STATEMENT OF OPERATIONS

                                                                                                    PERIOD FROM        CUMULATIVE
                                                                                                     JANUARY 7,      FROM JANUARY 7,
                                                                                                       2000               2000
                                                                                                    (INCEPTION)        (INCEPTION)
                                                                                 YEAR ENDED           THROUGH            THROUGH
                                                                                DECEMBER 31,        DECEMBER 31,       DECEMBER 31,
                                                                                    2001                2000                2001
                                                                               -------------       -------------       -------------
Revenues ...............................................................       $    122,075        $     64,253        $    186,328
Operating expenses:
    Cost of revenues ...................................................            362,347              98,091             460,438
    Engineering ........................................................          1,480,103                  --           1,480,103
    Sales and marketing ................................................          1,425,207              78,771           1,503,978
    General and administrative .........................................          3,055,428           3,144,741           6,200,169
    Stock-based compensation ...........................................            390,496             434,114             824,610
    Depreciation and amortization ......................................            435,966             179,725             615,691
    Write-off of capitalized software costs (note 1) ...................            914,548                  --             914,548
    Charge for transfer of shares between preferred
      investors (note 6) ...............................................          1,091,477                  --           1,091,477
                                                                               ------------        ------------        ------------
        Loss from operations ...........................................         (9,033,497)         (3,871,189)        (12,904,686)
Interest income, net ...................................................             93,767             200,128             293,895
                                                                               ------------        ------------        ------------
        Loss before taxes and extraordinary item .......................         (8,939,730)         (3,671,061)        (12,610,791)
Income tax benefit .....................................................            324,552                  --             324,552
                                                                               ------------        ------------        ------------
        Net loss before extraordinary item .............................         (8,615,178)         (3,671,061)        (12,286,239)
Extraordinary item - extinguishment of liabilities, net of
   income tax of $324,552 (note 3) .....................................            486,827                  --             486,827
                                                                               ------------        ------------        ------------
        Net loss .......................................................         (8,128,351)         (3,671,061)        (11,799,412)
Deemed dividend on beneficial conversion feature
   recognized for change in conversion ratio of Series A
   convertible redeemable participating preferred shares ...............          3,423,000                  --           3,423,000
Preferred dividend upon conversion of notes payable into
   Series A convertible redeemable participating preferred
   shares ..............................................................                 --              15,018              15,018
Accrual of dividends on Series A and A-1 convertible
   redeemable participating preferred shares ...........................            920,347             477,608           1,397,955
                                                                               ------------        ------------        ------------
        Net loss attributable to common stockholders ...................       $(12,471,698)       $ (4,163,687)       $(16,635,385)
                                                                               ============        ============        ============


See accompanying notes to financial statements.

                                BROADSTREAM, INC.
                           (A Company in Liquidation)
                       STATEMENTS OF STOCKHOLDERS' DEFICIT
                Year ended December 31, 2001 and the period from
              January 7, 2000 (inception) through December 31, 2000

                                                                         COMMON STOCK           ADDITIONAL
                                                                   --------------------------    PAID-IN          UNEARNED
                                                                     SHARES         AMOUNT       CAPITAL        COMPENSATION
                                                                   ----------      ----------   ----------      ------------
Issuance of 10 million shares to founders on January
   30, 2000 at $0.005 per share for total cash proceeds
   of $52,773.................................................     10,000,000      $   10,000       42,773               -
Issuance of warrants in conjunction with convertible
   notes......................................................              -               -       18,772               -
Preferred dividend upon conversion of convertible debt
   into redeemable preferred shares...........................              -               -      (15,018)              -
Transfer of shares by founder.................................              -               -       75,000         (75,000)
Issuance of 835,214 shares to employees on June 28, 2000
   at $0.01 per share for total proceeds of $8,352,
   which consists of cash proceeds of $3,386 and
   stockholder notes receivable of $4,966.....................        835,214             835      249,729        (242,212)
Sale of shares/issuance of stock by founder...................              -               -      456,162        (199,692)
Issuance of 674,383 shares to a member of the board of
   directors on August 1, 2000 at $0.30 per share for
   total proceeds of $202,315 in the form of a
   stockholder note receivable................................        674,383             675      201,640               -
Issuance of 200,000 shares to a nonemployee on
   December 29, 2000 at $0.55 per share for total
   proceeds of $ 110,000 in  the form of a stockholder
   note receivable............................................        200,000             200      109,800               -
Issuance of warrants..........................................              -               -        6,013               -
Amortization of unearned compensation.........................              -               -            -         171,631
Cancellation of founder shares................................       (264,963)           (265)     (19,224)              -
Accrual of redeemable preferred dividend......................              -               -            -               -
Net loss......................................................              -               -            -
                                                                   ----------      ----------   ----------      ----------
Balance at December 31, 2000..................................     11,444,634          11,445    1,125,647        (345,273)
Transfer of shares between preferred stockholders.............              -               -    1,091,477               -
Deemed dividend on beneficial conversion feature..............              -               -            -               -
Accrual of redeemable preferred dividend......................              -               -            -               -
Amortization of unearned compensation.........................              -               -            -         345,273
Issuance of options warrants..................................              -               -       45,223               -
Net loss......................................................              -               -            -               -
Balance at December 31, 2001..................................     11,444,634      $   11,445    2,262,347               -
                                                                   ==========      ==========   ==========      ==========

                                                                     DEFICIT
                                                                   ACCUMULATED
                                                                    DURING THE       STOCKHOLDER
                                                                    DEVELOPMENT          NOTES        STOCKHOLDERS'
                                                                      STAGE           RECEIVABLE         DEFICIT
                                                                   ------------      -----------      -------------
Issuance of 10 million shares to founders on January
   30, 2000 at $0.005 per share for total cash proceeds
   of $52,773.................................................                -                -           52,773
Issuance of warrants in conjunction with convertible
   notes......................................................                -                -           18,772
Preferred dividend upon conversion of convertible debt
   into redeemable preferred shares...........................                -                -          (15,018)
Transfer of shares by founder.................................                -                -                -
Issuance of 835,214 shares to employees on June 28, 2000
   at $0.01 per share for total proceeds of $8,352,
   which consists of cash proceeds of $3,386 and
   stockholder notes receivable of $4,966.....................                -           (4,966)           3,386
Sale of shares/issuance of stock by founder...................                -                -          256,470
Issuance of 674,383 shares to a member of the board of
   directors on August 1, 2000 at $0.30 per share for
   total proceeds of $202,315 in the form of a
   stockholder note receivable................................                -         (202,315)               -
Issuance of 200,000 shares to a nonemployee on
   December 29, 2000 at $0.55 per share for total
   proceeds of $ 110,000 in  the form of a stockholder
   note receivable............................................                -         (110,000)               -
Issuance of warrants..........................................                -                -            6,013
Amortization of unearned compensation.........................                -                -          171,631
Cancellation of founder shares................................                -                -          (19,489)
Accrual of redeemable preferred dividend......................         (477,608)               -         (477,608)
Net loss......................................................       (3,671,061)               -       (3,671,061)
                                                                   ------------        ---------      -----------
Balance at December 31, 2000..................................       (4,148,669)        (317,281)      (3,674,131)
Transfer of shares between preferred stockholders.............                -                -        1,091,477
Deemed dividend on beneficial conversion feature..............       (3,423,000)               -        3,423,000)
Accrual of redeemable preferred dividend......................         (920,347)               -         (920,347)
Amortization of unearned compensation.........................                -                -          345,273
Issuance of options warrants..................................                -                -           45,223
Net loss......................................................       (8,128,351)               -       (8,128,351)
                                                                   ------------        ---------      -----------
Balance at December 31, 2001..................................      (16,620,367)        (317,281)     (14,663,856)
                                                                   ============        =========      ===========

See accompanying notes to financial statements.

                                BROADSTREAM, INC.
                           (A Company in Liquidation)

                             STATEMENTS OF CASH FLOW

                                                                                                PERIOD FROM      CUMULATIVE FROM
                                                                                               JANUARY 7, 2000   JANUARY 7, 2000
                                                                                                 (INCEPTION)        (INCEPTION)
                                                                               YEAR ENDED          THROUGH            THROUGH
                                                                              DECEMBER 31,       DECEMBER 31,       DECEMBER 31,
                                                                                  2001               2000              2001
                                                                              ------------       ------------       ------------
Cash flows from operating activities:
  Net loss ................................................................   $ (8,128,351)      $ (3,671,061)      $(11,799,412)
  Adjustments to reconcile net loss to net cash used in
   operating activities:
     Gain on extinguishment of liabilities, net of tax ....................       (486,827)                --           (486,827)
     Noncash charge for transfer of shares between preferred investors ....      1,091,477                             1,091,477
     Write-off of capitalized software costs ..............................        914,548                 --            914,548
     Depreciation and amortization ........................................        435,966            179,725            615,691
     Stock-based compensation expense .....................................        390,496            434,114            824,610
     Warrants issued for interest expense in conjunction with
       convertible notes ..................................................             --              3,754              3,754
     Accrued interest converted to shares of Series A
       convertible redeemable participating preferred stock ...............             --              2,164              2,164
     Deferred taxes .......................................................       (324,552)                --           (324,552)
     Changes in operating assets and liabilities through the
       date when the assets were seized:
         Accounts receivable ..............................................         (2,022)           (13,553)           (15,575)
         Prepaid expenses and other current assets ........................        103,142           (103,142)                --
         Other assets .....................................................        360,156           (360,416)              (260)
         Accounts payable and accrued expenses ............................        (70,368)           439,385            369,017
                                                                              ------------       ------------       ------------
            Net cash used in operating activities .........................     (5,716,335)        (3,089,030)        (8,805,365)
                                                                              ------------       ------------       ------------
Cash flows from investing activities:
     Purchase of property and equipment ...................................       (141,331)        (1,299,296)        (1,440,627)
     Software development costs ...........................................       (237,414)          (703,264)          (940,678)
                                                                              ------------       ------------       ------------
            Net cash used in investing activities .........................       (378,745)        (2,002,560)        (2,381,305)
                                                                              ------------       ------------       ------------
Cash flows from financing activities:
                                                                              ------------       ------------       ------------
  Proceeds from convertible notes payable .................................      1,600,000            600,000          2,200,000
                                                                              ------------       ------------       ------------
  Repayment of notes payable ..............................................             --           (250,000)          (250,000)
  Proceeds from Series A convertible redeemable participating
     preferred stock issuance .............................................             --          9,200,000          9,200,000
  Retirement of common stock ..............................................             --            (19,489)           (19,489)
  Proceeds from sale of common stock ......................................             --             56,159             56,159
            Net cash provided by financing activities .....................      1,600,000          9,586,670         11,186,670
            Net (decrease) increase in cash and cash equivalents ..........     (4,495,080)         4,495,080                 --
                                                                              ------------       ------------       ------------
Cash and cash equivalents at beginning of period ..........................      4,495,080                 --                 --
                                                                              ============       ============       ============
Cash and cash equivalents at end of period ................................   $         --          4,495,080                 --

                                                                                                PERIOD FROM      CUMULATIVE FROM
                                                                                               JANUARY 7, 2000   JANUARY 7, 2000
                                                                                                 (INCEPTION)        (INCEPTION)
                                                                               YEAR ENDED          THROUGH            THROUGH
                                                                              DECEMBER 31,       DECEMBER 31,       DECEMBER 31,
                                                                                  2001               2000              2001
                                                                              ------------       ------------       ------------
Supplemental disclosure of cash flow information:
  Cash paid during the year for:
     Income taxes .........................................................   $         --                 --                 --
     Interest .............................................................             --              8,274              8,274
Supplemental disclosure of noncash financing activities:
  Conversion of notes payable and accrued interest into shares
     of Series A redeemable participating preferred stock .................   $         --       $    334,982       $    334,982
  Preferred dividend upon conversion of notes payable into
     shares of Series A redeemable participating
     preferred stock ......................................................             --             15,018             15,018
  Issuance of stockholder notes receivable upon issuance of
     common stock .........................................................             --            317,281            317,281
  Accrual of dividends on Series A and A-1 convertible
     redeemable participating preferred stock .............................        920,347            477,608          1,397,955
  Extinguishment of convertible notes payable and accrued
     liabilities through the transfer of assets ...........................      1,678,280                 --          1,678,280
  Deemed dividend on beneficial conversion feature recognized for change in conversion ratio of Series A convertible
     redeemable participating preferred shares ............................      3,423,000                 --          3,423,000


See accompanying notes to financial statements.

                                BROADSTREAM, INC.
                           (A Company in Liquidation)

                          Notes to Financial Statements
                           December 31, 2001 and 2000



(1)    ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       (A)    ORGANIZATION AND NATURE OF OPERATIONS

              Broadstream.com, Inc. (the "Company") was incorporated in the state of Delaware on January 7, 2000 (inception) and changed its name to Broadstream, Inc. as of December 20, 2000. The Company is developing technology that provides metrics and quality assurance to customers that transmit streaming media over the Internet.

              In August 2001, two preferred investors advanced the Company $1,600,000 in exchange for convertible notes payable which were secured by the assets of the Company. In November 2001, the two preferred investors contributed the notes payable to NetPro Holdings, Inc. ("NetPro"). The Company was in default on the notes payable beginning in October 2001, and NetPro foreclosed on the assets and assumed certain liabilities of the Company on November 30, 2001. The Company was not engaged in operations as of December 31, 2001 and is in liquidation.

       (B)    BASIS OF PRESENTATION

              Through November 30, 2001, the accompanying financial statements were presented in accordance with Statement of Financial Accounting Standards (SFAS) No. 7, ACCOUNTING AND REPORTING BY DEVELOPMENT STAGE ENTERPRISES. According to SFAS No. 7, an enterprise shall be considered to be in the development stage if it is devoting substantially all of its efforts to establishing a new business and planned principal operations have not commenced. As a development stage enterprise, the Company was devoting most of its efforts to activities such as financial planning, raising capital, research and development, acquiring property, plant, equipment, recruiting and training personnel, developing markets, and starting up production prior to the termination of its operations.

              The Company commenced liquidation after the foreclosure of its assets on November 30, 2001. Consequently, the Company has changed its basis of accounting from a going concern basis to a liquidation basis as of December 31, 2001. The Company has no assets as of December 31, 2001 and has liabilities of approximately $291,000. The Company has no

                                BROADSTREAM, INC.
                           (A Company in Liquidation)

                          Notes to Financial Statements
                           December 31, 2001 and 2000


              employees as of December 31, 2001. It does not appear that the Company has any sources of funding to settle these obligations.

       (C)    CASH AND CASH EQUIVALENTS

              The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

       (D)    DEPRECIATION AND AMORTIZATION

              Depreciation and amortization of property and equipment is calculated using the straight-line method over the estimated useful lives of the related assets, generally ranging from three to five years.

       (E)    REVENUE RECOGNITION

              The Company generates revenue from services provided in conjunction with live Web events and from monthly data streaming services. The Company recognizes revenue upon the completion of the events and monthly services, and fulfillment of all obligations related to the services.

       (F)    RESEARCH AND DEVELOPMENT COSTS

              Research and development costs are expensed as incurred.

       (G)    CAPITALIZED SOFTWARE DEVELOPMENT COSTS

              The Company accounts for software development costs for internal use in accordance with Statement of Position 98-1, ACCOUNTING FOR THE COSTS OF COMPUTER SOFTWARE DEVELOPED OR OBTAINED FOR INTERNAL USE. Accordingly, the Company expenses costs incurred in the preliminary project stage and, thereafter, capitalizes costs incurred in the developing or obtaining of internal use software. Certain costs, such as maintenance and training, are expensed as incurred. Capitalized costs are amortized over a period of three years. The Company determined that the capitalized software costs were impaired in 2001, and recorded a write-off of $914,548 for the year ended December 31, 2001.

              The Company recorded amortization of capitalized software costs in the amount of $26,130 during the year ended December 31, 2001.

       (H)    INCOME TAXES

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

                                BROADSTREAM, INC.
                           (A Company in Liquidation)

                          Notes to Financial Statements
                           December 31, 2001 and 2000


              effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

       (I)    STOCK-BASED COMPENSATION

              The Company has adopted SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to apply the provisions of APB Opinion No. 25 and provide pro forma net income disclosures for employee stock option grants made in future years as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123. Additionally, the Company accounts for stock-based compensation in accordance with Interpretation No. 44, ACCOUNTING FOR CERTAIN TRANSACTIONS INVOLVING STOCK COMPENSATION, which is an interpretation of APB Opinion No. 25. The Company accounts for stock options issued to nonemployees in accordance with SFAS No. 123, which requires entities to recognize as expense over the service period the fair value of all stock-based awards on the date of grant and Emerging Issues Task Force 96-18 (EITF 96-18), ACCOUNTING FOR EQUITY INSTRUMENTS THAT ARE ISSUED TO OTHER THAN EMPLOYEES FOR ACQUIRING, OR IN CONJUNCTION WITH SELLING, GOODS OR SERVICES, which addresses the measurement date and recognition approach for such transactions.

              The Company records expense related to fixed stock-based awards over the vesting period of the award.

       (J)    CONCENTRATIONS OF CREDIT RISK

              The Company's financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents. The Company's cash and cash equivalents are maintained in federally insured financial institutions and quality financial institutions and issuers. The Company has not experienced any losses on these accounts to date.

       (K)    IMPAIRMENT OF LONG-LIVED ASSETS

              The Company's long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the net carrying amount may not be recoverable. When these events occur, the Company measures impairment by comparing the carrying value of the long-lived assets to the estimated discounted future cash flows expected to result from use of the assets and their eventual disposition. If the sum of the expected discounted future cash flows is less than the carrying amount of the assets, the Company would recognize an impairment loss. The Company determined that, in 2001 and 2000, there had been no impairment in the carrying value of its long-lived assets, other than the capitalized software.

                                BROADSTREAM, INC.
                           (A Company in Liquidation)

                          Notes to Financial Statements
                           December 31, 2001 and 2000


       (L)    FAIR VALUES OF FINANCIAL INSTRUMENT

              The carrying amounts of financial instruments, which include accounts payable and accrued expenses, do not likely approximate fair value due to the Company being in liquidation.

       (M)    USE OF ESTIMATES

              The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

       (N)    COMPREHENSIVE LOSS

              The Company has no significant components of other comprehensive loss, and accordingly, the comprehensive loss is the same as the net loss for the year ended December 31, 2001 and period ended December 31, 2000.

       (O)    RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

              In June 2001, the FASB issued SFAS No. 141, BUSINESS COMBINATIONS (SFAS No. 141), and SFAS No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS (SFAS No. 142). SFAS No. 141 requires that the purchase method of accounting be used for all business combinations. SFAS No. 141 specifies criteria that intangible assets acquired in a business combination must meet to be recognized and reported separately from goodwill. SFAS No. 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121 and, subsequently, SFAS No. 144 after its adoption.

              The Company adopted the provisions of SFAS No. 141 as of July 1, 2001, and SFAS No. 142 is effective January 1, 2002. Goodwill and intangible assets determined to have an indefinite useful life acquired in a purchase business combination completed after June 30, 2001, but before SFAS No. 142 is adopted in full, are not amortized.

              The Company does not having any goodwill or intangibles as of December 31, 2001.

                                BROADSTREAM, INC.
                           (A Company in Liquidation)

                          Notes to Financial Statements
                           December 31, 2001 and 2000


(2)    PROPERTY AND EQUIPMENT

       Property and equipment is stated at cost and is summarized as follows as of December 31, 2001 and 2000:

                                                      YEAR ENDED DECEMBER 31,
                                                     -------------------------
                                                        2001            2000
                                                     ----------     ----------
      Computers and equipment....................    $       --      1,290,044
      Furniture and fixtures.....................            --          9,252
                                                     ----------     ----------
                                                             --      1,299,296
      Accumulated depreciation and amortization..            --       (179,725)
                                                     ----------     ----------
                    Property and equipment, net..    $       --      1,119,571
                                                     ==========     ==========


(3)    CONVERTIBLE NOTES PAYABLE

       From March 2000 through June 2000, the Company issued convertible notes payable in the amount of $600,000 to third parties. The notes bore interest at 10% per annum and were due upon the closing of an equity financing transaction. Upon the sale of the Series A convertible redeemable participating preferred stock in June 2000, the Company repaid $250,000 of the notes, and the remaining $334,982, net of the unamortized value assigned to the warrants, as well as accrued interest of $2,164, was converted into shares of the Series A convertible redeemable participating preferred stock at $0.852 per share.

       In conjunction with the issuance of the notes, the Company issued 93,860 warrants to purchase common stock which were valued at $18,772, of which $3,754 was recorded as interest expense during the period ended December 31, 2000. The remaining $15,018 was recorded as a preferred dividend upon the issuance of the Series A convertible redeemable participating preferred stock in June 2000.

       In August 2001, two preferred investors advanced the Company $1,600,000 in exchange for convertible promissory notes. The notes were convertible into shares of stock to be issued in a subsequent financing round at the price per share obtained in the financing round. The notes were secured by the assets of the Company, bore interest at 8%, and were due on or after October 16, 2001 at the option of the holders of the notes. The two preferred investors contributed the notes into NetPro in November 2001, which foreclosed on the assets of the Company as it was in default on the notes. NetPro also assumed liabilities of the Company of approximately $80,000. The liabilities assumed by NetPro represent primarily amounts owed to vendors. The carrying amount of the assets foreclosed on by NetPro was approximately $867,000, which approximated their fair value; consequently, the carrying amount of the liabilities extinguished exceeded the carrying amount of the assets foreclosed on by NetPro. The resulting gain of approximately $487,000, net of income taxes of approximately $324,000, is reflected as an extraordinary gain for the year ended December 31, 2001 in the statement of operations.

                                BROADSTREAM, INC.
                           (A Company in Liquidation)

                          Notes to Financial Statements
                           December 31, 2001 and 2000


(4)    INCOME TAXES

       Income taxes for the year ended December 31, 2001 and the period ended December 31, 2000 differ from the amount computed using the federal income tax rate of 34% as a result of the following:

                                                                 YEAR ENDED DECEMBER 31,
                                                               -----------------------------
                                                                   2001              2000
                                                               -----------       -----------
      Computed expected tax benefit......................      $(3,039,508)      $(1,248,161)
      State and local taxes, net of federal benefit......         (450,351)         (334,365)
      Change for transfer of shares......................          371,103                --
      Meals and entertainment............................            5,440             6,215
      Other..............................................          102,382                --
      Change in valuation allowance......................        2,686,382         1,576,311
                                                               -----------       -----------
          Total tax benefit from continuing operations...      $  (324,552)               --
                                                               ===========       ===========

Total tax benefit is allocated as follows:

                                                                 YEAR ENDED DECEMBER 31,
                                                               -----------------------------
                                                                   2001              2000
                                                               -----------       -----------
      Loss from continuing operations....................      $  (324,552)           --
      Extraordinary gain.................................          324,552            --
                                                               -----------       -----------
          Total tax benefit..............................               --            --
                                                               ===========       ===========

The Company's significant deferred tax assets and liabilities, as determined under the provisions of SFAS No. 109, ACCOUNTING FOR INCOME TAXES, as of
December 31, 2001 and 2000 are as follows:

                                                                 YEAR ENDED DECEMBER 31,
                                                               -----------------------------
                                                                   2001              2000
                                                               -----------       -----------
      Deferred tax assets:
          Net operating loss carryforwards................     $ 3,911,127         1,644,895
          Depreciation....................................              --            21,223
          Amortization....................................              --               716
          Accrued vacation................................          23,088            24,267
          Stock compensation expense......................         328,478           183,929
                                                               -----------       -----------
                    Total deferred tax assets.............       4,262,693         1,875,030
          Less valuation allowance........................      (4,262,693)       (1,576,311)
                                                               -----------       -----------
                    Net deferred tax assets...............              --           298,719
                                                               -----------       -----------
      Deferred tax liabilities:
          Research and development expenses...............              --           298,719
                                                               -----------       -----------
                    Total deferred tax liabilities........              --           298,719
                                                               -----------       -----------
                    Net deferred tax assets...............     $        --                --
                                                               ===========       ===========

                                BROADSTREAM, INC.
                           (A Company in Liquidation)

                          Notes to Financial Statements
                           December 31, 2001 and 2000


       At December 31, 2001 and 2000, the Company had net operating loss carryforwards totaling approximately $6,542,000 and $3,277,000, respectively, for federal income tax purposes expiring beginning in 2020 and California state net operating losses of approximately $6,634,000 and $3,184,000, respectively, expiring beginning in 2010. Due to the uncertainty surrounding the realization of the benefits of its tax attributes, including net operating loss carryforwards in future tax returns, the Company has recorded a valuation allowance against its deferred tax assets as of December 31, 2001 and 2000 of $4,262,693 and $1,576,311, respectively.

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

(5)    STOCKHOLDERS' DEFICIT

       (A)    AUTHORIZED SHARES

              The Company has authorized 130 million shares of common stock, 70 million shares of which are designated voting shares and 60 million shares of which are designated nonvoting shares, and 25 million shares of preferred stock, 12 million shares of which are designated Series A and Series A-1 convertible redeemable participating preferred shares.

       (B)    COMMON STOCK

              In January 2000, the Company issued 10 million shares to the founders of the Company for total proceeds of $52,773.

              In June 2000, the Company issued 835,214 shares of common stock to employees in exchange for cash of $3,386 and notes receivable of $4,966. The notes receivable are secured by the shares of common stock, are due on June 1, 2005, and bear interest at 7% per annum.

              In August 2000, the Company issued 674,383 shares of common stock to a board member in exchange for a note receivable of $202,315. The note receivable is due July 31, 2005 and bears interest at 7% per annum.

              In December 2000, the Company issued 200,000 shares of common stock to a nonemployee in exchange for a note receivable of $110,000. The note receivable is due January 1, 2006 and bears interest at 7% per annum.

                                BROADSTREAM, INC.
                           (A Company in Liquidation)

                          Notes to Financial Statements
                           December 31, 2001 and 2000


              During 2000, the Company canceled 200,000 founder's shares and repurchased 64,963 shares of common stock held by a founder for $19,489.

              Of the 11,444,634 shares of common stock outstanding as of December 31, 2001, 5,609,420 of the shares have voting rights and 5,835,214 of the shares are nonvoting.

       (C)    SERIES A AND A-1 CONVERTIBLE REDEEMABLE PARTICIPATING PREFERRED
              STOCK

              In June 2000, the Company issued 11,207,136 shares of Series A convertible redeemable participating preferred stock (Series A Preferred) for total consideration of $9,552,164, which consisted of cash proceeds of $9,200,000, the conversion of notes payable in the amount of $334,982, a preferred dividend of $15,018 which represented the unamortized value of warrants issued in connection with the convertible debt, and accrued interest of $2,164.

              The holders of the Series A Preferred received a 9% annual dividend, which accrued whether or not declared. These dividends were payable in preference to any dividends to common stockholders. Such dividends were mandatorily payable upon a liquidation of the Company or upon conversion of the Series A Preferred shares into common shares. The holders of the Series A Preferred also had the option, in the event of a majority vote of the Series A Preferred holders, to redeem the shares on June 28, 2005. The redemption value was to be the price paid per share plus a 10% cumulative return. The Company had accrued $477,608 for the 10% return on the Series A Preferred shares for the period ended December 31, 2000, resulting in a carrying amount and redemption value of $10,029,772 as of December 31, 2000.

              In the event of a liquidation of the Company as defined in the Amended and Restated Articles of Incorporation, the holders of the Series A Preferred shares were entitled to the amount paid per share plus any accrued unpaid dividends. The holders of the Series A Preferred shares had liquidation preference over the common shares.

              The holders of the Series A Preferred were able to convert their shares into common shares at any time. The Series A Preferred shares were to be converted into common shares automatically upon an initial public offering. The initial conversion price was $0.86 per share, which was subject to adjustment based on the occurrence of certain capital events, and represented a one-to-one conversion ratio.

              In May 2001, one preferred investor transferred 1,191,569 shares of Series A Preferred shares to another preferred investor as consideration for leading a subsequent round of financing. The transaction was accounted for as a contribution to the Company for no consideration. The financing round was never completed; consequently, the Company charged to expense the liquidation preference of the transferred Series A Preferred shares. The resulting charge in the amount of $1,091,477 is reflected in the statement of operations for the year ended December 31, 2001.

                                BROADSTREAM, INC.
                           (A Company in Liquidation)

                          Notes to Financial Statements
                           December 31, 2001 and 2000


              In May 2001, the Company canceled and retired the Series A Preferred shares and issued 11,207,136 shares of Series A-1 convertible redeemable participating preferred stock (Series A-1 Preferred) to the former holders of the Series A Preferred shares. The Series A-1 Preferred shares have the same terms as the Series A Preferred shares, except for the liquidation preference, which was increased to $0.916 per share, and the conversion rate into common shares. The increase in liquidation preference represented accrued unpaid dividends on the Series A Preferred shares from the date of issuance through the date of retirement. The Company accrued $235,965 in dividends in 2001 through the date of the retirement of the Series A Preferred shares. The initial redemption amount for the Series A-1 Preferred shares was $10,265,737. The Company accrued dividends of $684,382 on the Series A-1 Preferred shares from the date of issuance through December 31, 2001. The carrying amount and redemption value of the Series A-1 Preferred shares is $10,950,119 as of December 31, 2001.

              The Series A-1 Preferred shares are convertible into 3.18 common shares per Series A-1 Preferred share. The beneficial conversion feature has been accounted for as a preferred dividend in the amount of $3,423,000, which is based on the fair value of the additional shares of common stock into which the Series A-1 Preferred shares are convertible. The carrying amount of the Series A-1 Preferred shares reflects the redemption amount of $10,950,119 and the value assigned to the beneficial conversion feature.

              The Series A-1 Preferred shares have voting rights as if converted into voting common shares.

       (D)    WARRANTS

              In June 2000, the Company issued 93,860 warrants to purchase common shares in conjunction with the issuance of convertible notes payable which were convertible into equity. The warrants are exercisable at $0.17 per share, expire May 2010 through June 2010, and were valued at $18,772 using the Black-Scholes option pricing model.

              In December 2000, the Company issued 66,815 warrants to purchase common shares in exchange for services. The warrants are exercisable at $0.30 per share, expire in December 2005, and were valued at approximately $6,013, using the Black-Scholes option-pricing model. The Company recorded the fair value of $6,013 as stock-based compensation during the period ended December 31, 2000, as the services have been performed.

              In January 2001, the Company issued 171,011 warrants to purchase common shares in exchange for professional services. The warrants are immediately exercisable at $0.30 per share, expire in January 2008, and were valued at approximately $7,079 using the Black-Scholes option-pricing model. The Company recorded the fair value of these warrants as stock-based

                                BROADSTREAM, INC.
                           (A Company in Liquidation)

                          Notes to Financial Statements
                           December 31, 2001 and 2000


              compensation during the year ended December 31, 2001, as the services had been performed.

              In May 2001, the Company issued 204,759 warrants to the same party to whom the warrants were issued in June 2000 in conjunction with the convertible notes payable. The additional warrants were issued in conjunction with the issuance of the Series A-1 Preferred shares. The warrants are immediately exercisable at $0.17 per share, expire May 2010 through June 2010, and were valued at approximately $8,190 using the Black-Scholes option-pricing model. The Company recorded the fair value of these warrants as stock-based compensation during the year ended December 31, 2001.

              In August through October 2001, the Company issued 174,375 warrants to purchase common stock in exchange for professional services. The warrants vest as services are performed in accordance with the warrant agreements, and expire five years from the date of grant. Of the total warrants granted, 24,375 have an exercise price of $0.30, and the remaining 150,000 warrants have an exercise price of $0.85. The value of the warrants using the Black-Scholes option-pricing model was not significant.

              In August 2001, the Company issued 4,700 warrants to purchase common stock in exchange for professional services. The warrants are immediately exercisable at $0.85 per share and expire in August 2006. The value of the warrants using the Black-Scholes option-pricing model was not significant.

              The following assumptions were used in estimating the fair value of the warrants: (i) expected volatility of 10%, (ii) weighted average risk-free rate of 5%, and (iii) an expected life which is the contractual term of the warrant. No warrants were exercised during 2001 or 2000. As of December 31, 2001, there were 715,520 warrants outstanding at a weighted average exercise price of $0.36.

(6)    STOCK OPTIONS AND STOCK-BASED AWARDS

       The Company's 2000 Stock Option/Stock Issuance Plan (the Plan) provides for the grant of up to 3,150,000 shares of nonvoting common stock or options to purchase nonvoting common stock to employees, members of the board of directors, and independent consultants of the Company. Options and shares granted under the Plan generally vest over periods of up to four years, and the options expire no later than ten years from the date of grant. The Company accounts for grants to employees in accordance with the provisions of APB Opinion No. 25, Interpretation No. 44, and related interpretations. The Company accounts for grants to nonemployees in accordance with SFAS No. 123 and EITF 96-18.

                                BROADSTREAM, INC.
                           (A Company in Liquidation)

                          Notes to Financial Statements
                           December 31, 2001 and 2000


       A summary of stock option activity under the Plan for the year ended December 31, 2001 is as follows:

                                                        OPTIONS OUTSTANDING
                                                  ------------------------------
                                                   NUMBER OF    WEIGHTED AVERAGE
                                                     SHARES      EXERCISE PRICE
                                                  -----------   ----------------

      Granted................................      2,269,383       $   0.32
      Exercised..............................       (874,383)          0.36
      Canceled...............................         (5,000)          0.30
                                                  ----------
      Outstanding options at
         December 31, 2000...................      1,390,000           0.30
      Granted................................      8,282,084           0.19
      Exercised..............................             --             --
      Canceled...............................     (7,087,037)          0.21
                                                  ----------
      Outstanding options at
         December 31, 2001...................      2,585,047           0.19
                                                  ==========

       If the Company had elected to recognize compensation cost based on the fair value at the date of grant, consistent with the method as prescribed by SFAS No. 123, net loss for the year ended December 31, 2001 and period ended December 31, 2000 would have changed to the pro forma amounts indicated below.

                                           YEAR ENDED DECEMBER 31,
                                           -----------------------
                                           2001             2000
                                           ----             ----
                    Net loss:
                  As reported......      $8,128,351      $3,671,061
                  Pro forma........       8,200,000       3,680,000

       The weighted average fair value of options granted under the Plan in 2001 and 2000 was $0.04 and $0.06 per option, respectively. The fair value was determined using the minimum value pricing model with the following assumptions: risk free interest rate of 5%, expected dividend yield of 0%, and an expected life of five years.

       The following table summarizes options outstanding for the year ended December 31, 2001:

                                    OPTIONS OUTSTANDING AND EXERCISABLE
                                ------------------------------------------
                                                 WEIGHTED
                                                  AVERAGE         WEIGHTED
                 RANGE OF        NUMBER OF       REMAINING        AVERAGE
                 EXERCISE         OPTIONS       CONTRACTUAL       EXERCISE
                   PRICE        OUTSTANDING        LIFE            PRICE
                ----------      -----------     -----------       --------
                $     0.14       1,738,119          9.34         $    0.14
                      0.30         846,928          8.96              0.30
                ----------       ---------
                $ .14 -.30       2,585,047          9.21              0.19
                ==========       =========

                                BROADSTREAM, INC.
                           (A Company in Liquidation)

                          Notes to Financial Statements
                           December 31, 2001 and 2000


       All of the options outstanding under the Plan are exercisable as of December 31, 2001.

       In June 2000, the founders of the Company transferred 250,000 shares of common stock to an employee of the Company. The fair value of the shares was $75,000, which is being recognized over the service period. The Company recorded stock-based compensation expense related to these shares of $40,323 and $34,677 during the year ended December 31, 2001 and period ended December 31, 2000, respectively.

       In June 2000, the Company issued 835,214 shares of common stock to employees of the Company for total proceeds less than the fair value of the shares. The excess of the fair value over the amount paid for the shares was $242,212, which is being recognized over the service period. The Company recorded stock-based compensation expense related to these shares of $130,221 and $111,991 during the year ended December 31, 2001 and period ended December 31, 2000, respectively.

       In June 2000, a founder of the Company sold 688,593 shares of his common stock to a member of the board of directors for $20,000. The excess of the fair value of the shares over the purchase price of $186,578 was recorded as stock-based compensation expense during the period ended December 31, 2000. Additionally, the founder granted an option to this individual to purchase 2,065,781 of the founder's shares at an exercise price of $0.01 per share. The options vest over periods of up to four years. One-third of the options are related to services provided by the individual as a member of the board of directors; consequently, these grants are accounted for under APB 25. The fair value of these options was $199,692, of which $24,963 was recorded as stock-based compensation expense for the period ended December 31, 2000. The Company recorded the remaining compensation of $174,729 in 2001 as the vesting of the options was accelerated in April 2001. Another one-third of the options is related to services as a nonemployee and, consequently, is accounted for in accordance with SFAS No. 123 and EITF 96-18. Under EITF 96-18, a measurement date has not occurred for these options; thus, they are being treated as variable instruments and shall be marked-to-market up through the measurement date. The fair value of these option grants is $99,846, of which $29,954 and $69,892 was recorded as stock-based compensation expense during the year ended December 31, 2001 and period ended December 31, 2000, respectively. Another one-third of the options is dependent on the occurrence of specific events which have not yet occurred. Consequently, there is no measurement date as of December 31, 2001 and no expense has been recorded. As of December 31, 2001, 745,976 of these options were vested, and the remaining contractual life of the options was 3.6 years.

       The options accounted for under SFAS No. 123 and EITF 96-18 were valued using the Black-Scholes option-pricing model, using the following assumptions: (i) expected volatility of 10%, (ii) weighted average risk-free rate of 5%, and (iii) a contractual life which is the contractual term of the option.

                                BROADSTREAM, INC.
                           (A Company in Liquidation)

                          Notes to Financial Statements
                           December 31, 2001 and 2000


       In August 2000, the Company issued 200,000 shares of common stock for consulting services to be provided. These share grants are being accounted for in accordance with SFAS No. 123 and EITF 96-18. Under EITF 96-18, a measurement date has not occurred for these shares; thus, they are being treated as variable instruments and shall be marked-to-market up through the measurement date. The fair value did not exceed the purchase price on the date of issuance or at December 31, 2001 and 2000. Accordingly, there was no stock-based compensation expense recorded during the year ended December 31, 2001 and period ended December 31, 2000.

(7)    COMMITMENTS

       The Company terminated the operating lease for its main facility in December 2001.

       Rent expense under operating leases for the years ended December 31, 2001 and 2000 were approximately $167,000 and $103,000, respectively.

                              NETPRO HOLDINGS, INC.
                          (A Development Stage Company)


                                      INDEX

                                                                            Page

Report of KPMG LLP, Independent Accountants....................................1

Balance Sheet as of December 31, 2001..........................................2

Statement of Operations for the period
ended December 31, 2001........................................................3

Statement of Stockholders' Deficit for the period
ended December 31, 2001........................................................4

Statement of Cash Flows for the period ended December 31, 2001.................5

Notes to Financial Statements..................................................6

                          INDEPENDENT AUDITORS' REPORT



The Board of Directors
NetPro Holdings, Inc.:


We have audited the accompanying balance sheet of NetPro Holdings, Inc. (a development stage company) as of December 31, 2001 and the related statements of operations, stockholders' deficit, and cash flows for the period from November 13, 2001 (inception) through December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of NetPro Holdings, Inc. as of December 31, 2001 and the results of its operations and its cash flows for the period from November 13, 2001 (inception) through December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that NetPro Holdings, Inc. will continue as a going concern. As more fully described in note 1, the Company suspended operations in March 2002. The Company is currently evaluating alternatives with respect to its remaining assets. The Company has written-off substantially all of its remaining assets due to the uncertainty surrounding the realization of these assets, and has remaining liabilities as of December 31, 2001. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments for additional liabilities that might result from the suspension of operations or the outcome of these uncertainties.




February 14, 2002, except as to note 1, which is as of March 22, 2002 Los Angeles, California

                              NETPRO HOLDINGS, INC.
                          (A Development Stage Company)
                                  BALANCE SHEET
                                December 31, 2001

                                     ASSETS
Current assets:
     Cash and cash equivalents ...................................................  $    86,490
                                                                                    -----------
                                                                                    $    86,490
                                                                                    ===========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
     Accounts payable and accrued expenses .......................................  $    48,194
                                                                                    -----------
Series A-1 convertible redeemable participating preferred stock,
     $0.001 par value.  Authorized, issued and outstanding 36,466,007 shares at December 31, 2001. Liquidation preference and
     redemption value of $1,546,159 (note 4) .....................................      788,621
Series B-1 convertible redeemable participating preferred stock,
     $0.001 par value. Authorized 11,891,089 shares; issued and outstanding 3,963,688 shares at December 31, 2001.  Liquidation
     preference and redemption value of $500,000 (note 4) ........................      500,000
Stockholders' deficit:  (note 4)
     Common stock, $0.001 par value. Authorized 60,357,096 shares;
        issued and outstanding one share at December 31, 2001 ....................           --
     Deficit accumulated during the development stage ............................   (1,250,325)
                                                                                    -----------
                 Total stockholders' deficit .....................................   (1,250,325)
Commitments and contingencies (note 6)
                                                                                    -----------
                                                                                    $    86,490
                                                                                    ===========




See accompanying notes to financial statements.

                              NETPRO HOLDINGS, INC.
                          (A Development Stage Company)
                             STATEMENT OF OPERATIONS
       Period from November 13, 2001 (inception) through December 31, 2001

Revenues ..................................................         $    16,800
Operating expenses:
     Cost of revenues .....................................               6,054
     Sales and marketing ..................................              60,164
     General and administrative ...........................             349,841
     Depreciation and amortization ........................              49,000
     Write-off of fixed assets (note 1) ...................             802,066
                                                                    -----------
                 Net loss .................................         $(1,250,325)
                                                                    ===========




See accompanying notes to financial statements.

                              NETRPO HOLDINGS, INC.
                          (A Development Stage Company)
                    STATEMENT OF STOCKHOLDERS' DEFICIT Period
          from November 13, 2001 (inception) through December 31, 2001


                                                                   --------------------     ----------------      -------------
                                                                      COMMON STOCK             DEFICIT
                                                                   --------------------       ACCUMULATED
                                                                                               DURING THE         STOCKHOLDERS'
                                                                   SHARES        AMOUNT     DEVELOPMENT STAGE       DEFICIT
                                                                   ------        ------     ----------------      -------------
Issuance of one share to founder for no consideration..........       1          $   --                --                  --
Net loss.......................................................      --              --        (1,250,325)         (1,250,325)
Balance at December 31, 2001...................................       1          $   --        (1,250,325)         (1,250,325)




See accompanying notes to financial statements.

                              NETPRO HOLDINGS, INC.
                          (A Development Stage Company)
                             STATEMENT OF CASH FLOWS
       Period from November 13, 2001 (inception) through December 31, 2001


Cash flows from operating activities:
     Net loss ...................................................................................     $(1,250,325)
     Adjustments to reconcile net loss to net cash used in operating activities:
        Depreciation and amortization ...........................................................          49,000
        Write-off of accounts receivable, fixed assets and other assets .........................         868,986
        Changes in operating assets and liabilities, excluding the effect of assets and liabilities transferred from Broadstream and the write-off of assets:
              Accounts receivable ...............................................................         (16,800)
              Other assets ......................................................................         (34,285)
              Accounts payable and accrued expenses .............................................         (30,086)
                                                                                                      -----------
                    Net cash used in operating activities .......................................        (413,510)
Cash flows from financing activities:
     Proceeds from convertible redeemable participating preferred stock issuance ................         500,000
                                                                                                      -----------
                    Net increase in cash and cash equivalents ...................................          86,490
Cash and cash equivalents at beginning of period ................................................              --
                                                                                                      -----------
Cash and cash equivalents at end of period ......................................................     $    86,490
                                                                                                      ===========
Supplemental disclosure of noncash financing activities:
     Fair value of assets, net of liabilities assumed, contributed in exchange
        for Series A-1 convertible redeemable participating preferred stock .....................     $   788,621


See accompanying notes to financial statements.

                              NETPRO HOLDINGS, INC.
                          (A Development Stage Company)

                          Notes to Financial Statements
                                December 31, 2001



(1)    ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       (A)    ORGANIZATION AND NATURE OF OPERATIONS

              NetPro Holdings, Inc. (the "Company") was incorporated in the state of Delaware on November 13, 2001 (inception). The Company is developing technology that provides metrics and quality assurance to customers that transmit streaming media over the Internet.

              On November 30, 2001, two investors contributed $1,600,000 in notes payable from Broadstream, Inc. ("Broadstream") to the Company in exchange for preferred shares. The notes were secured by the assets of Broadstream. Broadstream was in default on the notes payable beginning in October 2001, and on November 30, 2001, the Company foreclosed on the assets of the Broadstream with a fair value of approximately $867,000 and assumed liabilities of $78,280. The assets consisted of accounts receivable and fixed assets with fair values of approximately $16,000 and $851,000, respectively.

              In March 2002, the Company suspended operations and terminated most of its employees. The Company is currently evaluating the alternatives with respect to its remaining assets. As a result of the uncertainty regarding the realization of its remaining assets, the Company has written-off its remaining assets, except for cash and cash equivalents, as of December 31, 2001. The write-off of assets include accounts receivable of $32,375, net fixed assets of $802,066 and an operating lease deposit of $34,545. These asset write-offs are reflected in the statement of operations for the period ended December 31, 2001.

       (B)    BASIS OF PRESENTATION

              The accompanying financial statements are presented in accordance with Statement of Financial Accounting Standards (SFAS) No. 7, ACCOUNTING AND REPORTING BY DEVELOPMENT STAGE ENTERPRISES. According to SFAS No. 7, an enterprise shall be considered to be in the development stage if it is devoting substantially all of its efforts to establishing a new business and planned principal operations have not commenced. As a development stage enterprise, the Company was devoting most of its efforts to activities such as financial planning, raising capital, research and development, acquiring property, plant, equipment, recruiting and training personnel, developing markets, and starting up production, prior to the suspension of its operations in March 2002.

                              NETPRO HOLDINGS, INC.
                          (A Development Stage Company)

                          Notes to Financial Statements
                                December 31, 2001


       (C)    GOING CONCERN

              The Company has financed its initial operations primarily through the sale of preferred stock. The Company has experienced losses and negative cash flows from operations since its inception. The conditions described above regarding the suspension of operations raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments for additional liabilities that might result from the suspension of operations or the outcome of these uncertainties.

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

       (F)    REVENUE RECOGNITION

              The Company generates revenue from services provided in conjunction with live Web events and from monthly data streaming services. The Company recognizes revenue upon the completion of the events and monthly services, and fulfillment of all obligations related to the services.

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

                              NETPRO HOLDINGS, INC.
                          (A Development Stage Company)

                          Notes to Financial Statements
                                December 31, 2001


              effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

       (J)    STOCK-BASED COMPENSATION

              The Company has adopted SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to apply the provisions of APB Opinion No. 25 and provide pro forma net income disclosures for employee stock option grants made in future years as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123. Additionally, the Company accounts for stock-based compensation in accordance with Interpretation No. 44, ACCOUNTING FOR CERTAIN TRANSACTIONS INVOLVING STOCK COMPENSATION, which is an interpretation of APB Opinion No. 25. The Company accounts for stock options issued to nonemployees in accordance with SFAS No. 123, which requires entities to recognize as expense over the service period the fair value of all stock-based awards on the date of grant and Emerging Issues Task Force 96-18 (EITF 96-18), ACCOUNTING FOR EQUITY INSTRUMENTS THAT ARE ISSUED TO OTHER THAN EMPLOYEES FOR ACQUIRING, OR IN CONJUNCTION WITH SELLING, GOODS, OR SERVICES, which addresses the measurement date and recognition approach for such transactions.

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

       (L)    IMPAIRMENT OF LONG-LIVED ASSETS

              The Company's long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the net carrying amount may not be recoverable. When these events occur, the Company measures impairment by comparing the carrying value of the long-lived assets to the estimated discounted future cash flows expected to result from use of the assets and their eventual disposition. If the sum of the expected discounted future cash flows is less than the carrying amount of the assets, the Company would recognize an impairment loss. The Company determined that, as of December 31, 2001, its fixed assets were impaired as a result of the suspension of operations in March 2002. The net carrying amount of fixed assets of $802,066 was written-off as of December 31, 2001.

                              NETPRO HOLDINGS, INC.
                          (A Development Stage Company)

                          Notes to Financial Statements
                                December 31, 2001


       (M)    FAIR VALUES OF FINANCIAL INSTRUMENT

              The carrying amounts of financial instruments, which include cash and cash equivalents and accounts payable and accrued expenses approximate fair value because of the short maturity of these instruments.

       (N)    USE OF ESTIMATES

              The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

       (O)    COMPREHENSIVE LOSS

              The Company has no significant components of other comprehensive loss, and accordingly, the comprehensive loss is the same as the net loss for the period ended December 31, 2001.

       (P)    RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

              In June 2001, the FASB issued SFAS No. 141, BUSINESS COMBINATIONS, (SFAS No. 141) and SFAS No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS (SFAS No. 142). SFAS No. 141 requires that the purchase method of accounting be used for all business combinations. SFAS No. 141 specifies criteria that intangible assets acquired in a business combination must meet to be recognized and reported separately from goodwill. SFAS No. 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121 and subsequently, SFAS No. 144 after its adoption.

              The Company adopted the provisions of SFAS No. 141 at its inception, and SFAS No. 142 is effective January 1, 2002. Goodwill and intangible assets determined to have an indefinite useful life acquired in a purchase business combination completed after June 30, 2001, but before SFAS No. 142 is adopted in full, are not amortized.

              The Company does not having any goodwill or intangibles as of December 31, 2001.

              In August 2001, the FASB issued SFAS No. 144, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS (SFAS No. 144). SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement requires that long-lived assets be reviewed

                              NETPRO HOLDINGS, INC.
                          (A Development Stage Company)

                          Notes to Financial Statements
                                December 31, 2001


              for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. SFAS No. 144 requires companies to separately report discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. The Company is required to adopt SFAS No. 144 on January 1, 2002.

(2)    PROPERTY AND EQUIPMENT

       Property and equipment was stated at the assigned fair value at the time the assets were foreclosed on and transferred from Broadstream, and is summarized as follows prior to the write-off of such assets as of December 31, 2001:

            Computers and equipment..........................    $  830,624
            Furniture and fixtures...........................        20,442
                                                                 ----------

                                                                    851,066
            Accumulated depreciation and amortization........       (49,000)
                                                                 ----------

                          Property and equipment, net........    $  802,066
                                                                 ==========

                              NETPRO HOLDINGS, INC.
                          (A Development Stage Company)

                          Notes to Financial Statements
                                December 31, 2001


(3)    INCOME TAXES

       Income taxes for the period ended December 31, 2001 differ from the amount computed using the federal income tax rate of 34% as a result of the following:

            Computed expected tax benefit.......................   $ (425,111)
            State and local taxes, net of federal benefit.......     (119,850)
            Loss on notes receivable contributed by investors...     (273,319)
            Change in valuation allowance.......................      818,280
                                                                   ----------

                          Total tax benefit.....................   $       --
                                                                   ==========


       The Company's significant deferred tax assets and liabilities, as determined under the provisions of SFAS No. 109, ACCOUNTING FOR INCOME TAXES, as of December 31, 2001 are as follows:

            Deferred tax assets:
               Net operating loss carryforwards.................   $  471,559
               Fixed assets.....................................      332,960
               Lease deposit....................................       13,761
                                                                   ----------

                                   Total deferred tax assets....      818,280

                     Less valuation allowance...................     (818,280)
                                                                   ----------

                                   Net deferred tax assets......   $       --
                                                                   ==========


       At December 31, 2001, the Company had net operating loss carryforwards totaling approximately $1,182,000 for federal income tax purposes expiring in 2021 and California state net operating losses of approximately $1,182,000 expiring in 2011. Due to the uncertainty surrounding the realization of the benefits of its tax attributes, including net operating loss carryforwards in future tax returns, the Company has recorded a valuation allowance against its deferred tax assets as of December 31, 2001 of $818,280.

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

                              NETPRO HOLDINGS, INC.
                          (A Development Stage Company)

                          Notes to Financial Statements
                                December 31, 2001


(4)    STOCKHOLDERS' DEFICIT

       (A)    AUTHORIZED SHARES

              The Company has authorized 60,357,096 shares of common stock and 48,357,096 shares of preferred stock.

       (B)    COMMON STOCK

              In November 2001, the Company issued one share of common stock for no proceeds.

       (C)    SERIES A-1 AND B-1 CONVERTIBLE REDEEMABLE PARTICIPATING PREFERRED
              STOCK

              In November 2001, the Company issued 36,466,007 shares of Series A-1 convertible redeemable participating preferred stock (Series A-1 Preferred) in exchange for convertible notes with a face amount of $1,600,000. The notes were secured by the assets of Broadstream. The Company foreclosed on the assets of Broadstream when the notes were in default. The carrying amount of the Series A-1 Preferred shares is $788,621 as of December 31, 2001, which represents the fair value of the foreclosed assets of Broadstream of approximately $867,000, less liabilities of $78,280 assumed by the Company on November 30, 2001.

              In December 2001, the Company issued 3,963,688 shares of Series B-1 convertible redeemable participating preferred stock (Series B-1 Preferred) for total proceeds of $500,000.

              The holders of the Series A-1 and B-1 Preferred shares receive a 9% annual dividend, which accrues whether or not declared. These dividends are payable in preference to any dividends to common stockholders. Such dividends are mandatorily payable upon a liquidation of the Company or upon conversion of the Series A-1 and B-1 Preferred shares into common shares. The holders of the Series A-1 and B-1 Preferred shares also have the option, in the event of a majority vote of the Series A-1 and B-1 Preferred holders, to redeem the shares on November 30, 2006. The redemption value is $0.0424 and $0.1261 per share for the Series A-1 Preferred and Series B-1 Preferred shares, respectively, plus a 10% cumulative return.

              In the event of a liquidation of the Company, as defined in the Amended and Restated Articles of Incorporation, the holders of the Series A-1 and B-1 Preferred shares are entitled to the amount paid per share plus any accrued unpaid dividends. The holders of the Series A-1 and B-1 Preferred shares have liquidation preference over the common shares. In the event the liquidation proceeds are less than the liquidation preferences of the Series A-1 and B-1 Preferred shares, the proceeds shall be distributed pro rata among the Series A-1 and B-1 Preferred holders.

              The holders of the Series A-1 and B-1 Preferred shares are able to convert their shares into common shares at any time. The Series A-1 and B-1

                              NETPRO HOLDINGS, INC.
                          (A Development Stage Company)

                          Notes to Financial Statements
                                December 31, 2001


              Preferred shares are to be converted into common shares automatically upon an initial public offering. The initial conversion prices were $0.0424 and $0.1261 per share for the Series A-1 and B-1 Preferred shares, respectively, which are subject to adjustment based on the occurrence of certain capital events.

              The Series A-1 and B-1 Preferred shares have voting rights as if converted into voting common shares.

(5)    STOCK OPTIONS AND STOCK-BASED AWARDS

       The Company's 2001 Incentive Stock Plan (the Plan) provides for the grant of up to 12,000,000 shares of common stock or options to purchase common stock to employees, members of the board of directors, and consultants of the Company. Options and shares granted under the Plan expire no later than ten years from the date of grant. The Company accounts for grants to employees in accordance with the provisions of APB Opinion No. 25, Interpretation No. 44 and related interpretations. The Company accounts for grants to nonemployees in accordance with SFAS No. 123 and EITF 96-18. The Company did not grant any shares of common stock or options under the Plan in 2001.

(6)    COMMITMENTS

       Future commitments under the operating lease for the Company's main facility are as follows as of December 31, 2001:

              2002...............................    $    99,864
              2003...............................         59,997
                                                     -----------

                            Total................    $   159,861
                                                     ===========


       Rent expense under this operating lease for the period ended December 31, 2001 was approximately $3,000.

       The Company paid a lease deposit of $34,545 in December 2001, and will likely forfeit this deposit as a result of the suspension of operations and likely abandonment of the leased facility. The Company has charged this lease deposit to expense in 2001.

(7)    SUBSEQUENT EVENT

       In January 2002, the Company issued approximately 800,000 shares of Series B-1 Preferred shares to an existing investor for total proceeds of $100,000, and issued approximately 800,000 shares of Series B-1 Preferred shares to a third party for total proceeds of $100,000.

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  March 26, 2002

                                        THE COMPANY

                                        By:       /s/ William Avery
                                           -------------------------------------
                                           Name:  William Avery
                                           Title: President and Chief Executive
                                                  Officer


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

          SIGNATURE                                  TITLE                                 DATE
          ---------                                  -----                                 ----

  /s/ William Avery                    Chief Executive Officer, President,           March 26, 2002
-------------------------------        Chief Financial Officer and Director
  William Avery                        (Principal Executive Officer, Principal
                                       Financial Officer and Principal
                                       Accounting Officer)


  /s/ Michael Gleason                  Chairman of the Board of Directors            March 26, 2002
-------------------------------
  Michael Gleason


  /s/ James Dubin                      Director                                      March 26, 2002
-------------------------------
  James Dubin


  /s/ Michael Levitt                   Director                                      March 26, 2002
-------------------------------
  Michael Levitt


  /s/ William Lipner                   Director                                      March 26, 2002
-------------------------------
  William Lipner


                                  EXHIBIT LIST
                                  ------------

         (a)(1)   Financial Statements and Schedules

         The financial statements and financial statement schedule included in this report begin on page F-1.

         (a)(2) The following exhibits are filed as part of this report unless specifically stated to be incorporated herein by reference to other documents previously filed with the SEC:

2.1 Agreement and Plan of Merger of Arinco Computer Systems Inc. with and into Change Technology Partners, Inc. (d/b/a Pangea Internet, Inc.), dated April 21, 2000 (filed as an exhibit to the Registrant's Report on Form 8-K dated September 12, 2000 and incorporated herein by reference).

2.2 Agreement and Plan of Merger of CTPI Acquisition Corp. with and into eHotHouse, Inc., dated February 5, 2001 (filed as an exhibit to the Registrant's Annual Report on Form 10-K dated March 27, 2001 and incorporated herein by reference).

2.3 Agreement and Plan of Merger among Change Technology Partners, Inc. and Franklin Capital Corporation, dated December 4, 2001 (filed as an exhibit to the Registrant's Report on Form 8-K dated December 5, 2001 and incorporated herein by reference).

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

4.1 Form of stock certificate for common stock (filed as an exhibit to the Registrant's Annual Report on Form 10-K dated March 27, 2001 and incorporated herein by reference).

4.2 Registration Rights Agreement by and among Arinco Computer Systems Inc., Pangea Internet Advisors LLC and the persons party to the Securities Purchase Agreement, dated as of March 28, 2000 (filed as an exhibit to the Registrant's Report on Form 8-K dated March 28, 2000 and incorporated herein by reference).

10.1 Securities Purchase Agreement, dated March 9, 2000, by and between Arinco Computer Systems Inc., Pangea Internet Advisors LLC and the purchasers listed on Schedule I attached thereto (filed as an exhibit to the Registrant's Report on Form 8-K dated March 28, 2000, and incorporated herein by reference).

10.2 Amended and Restated Business Opportunity Allocation and Miscellaneous Services Agreement by and between Change Technology Partners, Inc., FG II Ventures, LLC and Pangea Internet Advisors LLC, dated as of November 10, 2000 (filed as an exhibit to the Registrant's Annual Report on Form 10-K dated March 27, 2001 and incorporated herein by reference).

10.3 Warrants for William Avery, Cary S. Fitchey, The Roberts Family Revocable Trust U/D/T dated as of December 15, 1997, David M. Roberts and Gail M. Simpson, Trustees, Roberts Children Irrevocable Trust U/D/T dated October 21, 1996, Stephen H. Roberts, Trustee and Turtle Holdings LLC (filed as an exhibit to the Registrant's Report on Form 8-K dated March 28, 2000 and incorporated herein by reference).

10.4 Stock Purchase Agreement dated June 29, 2000 by and between Arinco Computer Systems Inc., Broadstream.com, Inc. and the purchasers listed on Schedule I attached thereto (filed as an exhibit to the Registrant's Report on Form 8-K dated June 29, 2000 and incorporated herein by reference).

10.5 Stock Purchase Agreement, dated September 15, 2000, by and between Change Technology Partners, Inc. and eHotHouse, Inc. (filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 15, 2000 and incorporated herein by reference).

10.6 Agreement for Sale and Purchase of Business Assets among InSys Technology Inc., ATC InSys Technology, Inc., and ATC Group Services Inc. dated October 5, 2000 (filed as an exhibit to the Registrant's Report on Form 8-K dated October 18, 2000 and incorporated herein by reference).

10.7 Assumption Agreement among InSys Technology, Inc., ATC InSys Technology Inc. and ATC Group Services Inc. dated October 18, 2000 (filed as an exhibit to the Registrant's Report on Form 8-K dated October 18, 2000 and incorporated herein by reference).

10.8 Employment Agreement entered into by and between Arinco Computer Systems Inc. and Matthew Ryan dated as of August 21, 2000 (filed as an exhibit to the Registrant's Report on Form 8-K dated November 20, 2000 and incorporated herein by reference).

10.9 Employment Agreement entered into by and between Change Technology Partners, Inc. and Kathleen Shepphird dated as of November 10, 2000 (filed as an exhibit to the Registrant's Annual Report on Form 10-K dated March 27, 2001 and incorporated herein by reference).

10.10 Agreement and Plan of Merger among eHotHouse Inc., eHH Merger I, Inc., RAND Interactive Corporation, and Todd Burgess, David Kelley, John Snow, Stephen Riddick and Brobeck, Phleger and Harrison LLP dated November 30, 2000 (filed as an exhibit to the Registrant's Report on Form 8-K dated November 30, 2000 and incorporated herein by reference).

10.11 Agreement and Plan of Merger among Change Technology Partners, Inc., Iguana Studios I, Inc., and Iguana Studios, Inc., dated March 1, 2001 (filed as an exhibit to the Registrant's Report on Form 8-K dated March 14, 2001 and incorporated herein by reference).

10.12 Stockholders Agreement entered into by Change Technology Partners, Inc., and Stockholders of Iguana dated March 1, 2001 (filed as an exhibit to the Registrant's Report on Form 8-K dated March 14, 2001 and incorporated herein by reference).

10.13 Agreement and Plan of Merger among Change Technology Partners, Inc., Canned Interactive, Inc., Papke-Textor, Inc., Textor Family Limited Partnership, Papke Family Limited Partnership, Douglas Textor and Jay Papke, dated June 12, 2001 (filed as an exhibit to the Registrant's Report on Form 8-K dated June 12, 2001 and incorporated herein by reference).

10.14 Employment Agreement effective as of September 19, 2001 by and between Change Technology Partners, Inc. and William Avery.

10.15 Severance Compensation Agreement effective as of September 19, 2001 by and between Change Technology Partners, Inc. and William Avery.

10.16 Stock Purchase Agreement by and among NetPro Holdings, Inc., Change Technology Partners, Inc., and Adelson Investors LLC dated November 30, 2001.

10.17 Purchase and Sale Agreement by and between John J. Goodwin and Change Technology Partners, Inc. dated November 8, 2001 (filed as an exhibit to the Registrant's Report on Form 8-K dated November 8, 2001 and incorporated herein by reference).

10.18 Promissory Note issued by InSys Technology LLC to Change Technology Partners, Inc. dated November 8, 2001 (filed as an exhibit to the Registrant's Report on Form 8-K dated November 8, 2001 and incorporated herein by reference).

10.19 Share Purchase Agreement by and between Change Technology Partners, Inc. and John Snow, dated November 2, 2001 (filed as an exhibit to the Registrant's Report on Form 8-K dated November 2, 2001 and incorporated herein by reference).

10.20 Warrant to Purchase Common Stock, issued by RAND Interactive Corporation to Change Technology Partners, Inc. dated November 2, 2001 (filed as an exhibit to the Registrant's Report on Form 8-K dated November 2, 2001 and incorporated herein by reference).

10.21 Promissory Note issued by eCom Capital, Inc. to Change Technology Partners, Inc. dated August 28, 2001 (filed as an exhibit to the Registrant's Report on Form 8-K dated August 28, 2001 and incorporated herein by reference).

10.22 Security Agreement among eCom Capital, Inc., Franklin Capital Corporation and Change Technology Partners, Inc. dated August 28, 2001 (filed as an exhibit to the Registrant's Report on Form 8-K dated August 28, 2001 and incorporated herein by reference).

10.23 Warrant, issued by eCom Capital, Inc. to Change Technology Partners, Inc. dated August 28, 2001 (filed as an exhibit to the Registrant's Report on Form 8-K dated August 28, 2001 and incorporated herein by reference).

10.24 Stock Purchase Agreement between Change Technology Partners, Inc. and Franklin Capital Corporation dated December 4, 2001.

21.1     Subsidiaries.

         (b) The following reports on Form 8-K were filed with the Securities & Exchange Commission during the fourth quarter of 2001:

              (i) On November 15, 2001 reporting matters under Item 5, Other Events, and Item 7, Financial Statements and Exhibits.

              (ii)   On November 16, 2001 two Form 8-Ks reporting matters under
                     Item 5, Other Events, and Item 7, Financial Statements and Exhibits.

              (iii) On December 5, 2001 reporting matters under Item 5, Other Events, and Item 7, Financial Statements and Exhibits.