Form 10-Q
period 2002-03-31
CHANGE TECHNOLOGY PARTNERS INC
filed 2002-05-15
CIK 356591

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarter ended March 31, 2002

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


                                       N/A
              -----------------------------------------------------
              (Former names, former address and former fiscal year,
                          if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_].

The number of shares of the issuer's common stock outstanding on May 8, 2002 was approximately 182,037,507.

                                TABLE OF CONTENTS


                         PART I - FINANCIAL INFORMATION



ITEM 1 - CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

         Consolidated Balance Sheets as of March 31, 2002
         (unaudited) and December 31, 2001.....................................2

         Consolidated Statements of Operations for the three
         months ended March 31, 2002 and 2001 (unaudited)......................3

         Consolidated Statements of Stockholders' Equity for the three months ended March 31, 2002 (unaudited)...............................4

         Consolidated Statements of Cash Flows for the three
         months ended March 31, 2002 and 2001 (unaudited)......................5

         Notes to Unaudited Interim Condensed Consolidated
         Financial Statements..................................................6

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS..........................20

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK ..........29


                           PART II - OTHER INFORMATION


ITEM 1 - LEGAL PROCEEDINGS....................................................30

ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS............................30

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES......................................30

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..................30

ITEM 5 - OTHER INFORMATION....................................................30

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K.....................................30

ITEM 7 - SIGNATURES...........................................................34

                         PART I - FINANCIAL INFORMATION


ITEM 1 - CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS:

                        CHANGE TECHNOLOGY PARTNERS, INC.
                                AND SUBSIDIARIES
                           Consolidated Balance Sheets
                (in thousands except share and per share amounts)

                                                                                  MARCH 31,          DECEMBER 31,
                                                                                    2002                 2001
                                                                             ------------------------------------
                                                                                 (Unaudited)
                                         ASSETS
Cash and cash equivalents, excluding restricted cash of $200.............    $        7,864        $        8,892
Accounts receivable......................................................               129                   147
Related party receivable.................................................               189                   204
Notes receivable.........................................................             2,468                 2,393
Prepaid expenses and other current assets, including restricted cash of
       $200 at March 31, 2002 and December 31, 2001......................               585                   442
                                                                             --------------        --------------
                  Total current assets...................................    $       11,235        $       12,078

Notes receivable, excluding current portion..............................               333                   333
Investments in and loans to unconsolidated subsidiaries..................               676                   720
Property and equipment, net..............................................               680                   786
Goodwill, net............................................................             1,568                 1,568
Other assets.............................................................               607                   667
                                                                             --------------        --------------
                  Total assets...........................................            15,099                16,152
                                                                             ==============        ==============

                   LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable.........................................................               487                   280
Accrued expenses.........................................................               438                   983
Deferred revenues........................................................               108                     4
Capital lease obligation.................................................                92                    92
                                                                             --------------        --------------
                  Total current liabilities..............................             1,125                 1,359

Capital lease obligation, less current portion...........................                88                   124
Deferred rent............................................................                15                     9
                                                                             --------------        --------------
                  Total liabilities......................................             1,228                 1,492
Stockholders' equity:
     Preferred stock:
        Series A - $.06 per share cumulative, convertible share-for-share into common stock; $.10 par value; 500,000 shares authorized, 645 shares issued and outstanding at March 31, 2002 and December 31,
        2001, with an aggregate liquidation preference of $1 ............                --                    --


Common stock:
     $.01 par value; 500,000,000 shares authorized, 179,022,881 shares
     issued and outstanding at March 31, 2002 and December 31, 2001......             1,790                 1,790
Additional paid-in capital...............................................            94,637                94,637
Deferred compensation....................................................              (835)                 (966)
Accumulated deficit......................................................           (81,721)              (80,801)
                                                                             --------------        --------------
                  Total stockholders' equity.............................            13,871                14,660
                                                                             --------------        --------------
                  Total liabilities and stockholders' equity.............    $       15,099        $       16,152
                                                                             ==============        ==============

See accompanying notes to unaudited condensed consolidated interim financial statements.

                        CHANGE TECHNOLOGY PARTNERS, INC.
                                AND SUBSIDIARIES

                 Unaudited Consolidated Statements of Operations
                (in thousands except share and per share amounts)

                                                                                       THREE MONTHS ENDED
                                                                                            MARCH 31,
                                                                             ------------------------------------
                                                                                   2002                  2001
                                                                             --------------        --------------
Revenues...............................................................      $          739                 1,874
Cost of revenues, including amortization of purchased
     intangibles of $0 and $315, respectively..........................                 281                 2,052
                                                                             --------------        --------------
                Gross profit (loss)....................................                 458                  (178)
Operating expenses:
Selling, general, and administrative expenses exclusive of
     equity based compensation of $131 and $2,629, respectively........               1,070                 2,784
Equity based compensation..............................................                 131                 2,629
                                                                             --------------        --------------
                Total operating expenses...............................               1,201                 5,413

                Loss from operations...................................                (743)               (5,591)

Other income (expense):
     Interest and dividend income......................................                 150                   366
     Interest expense..................................................                  (5)                   (3)
     Equity in losses and impairment of investments in unconsolidated
     affiliates........................................................                (322)                 (813)
                                                                             --------------        --------------
                Net loss...............................................                (920)               (6,041)
                                                                             ==============        ==============

Weighted average common shares outstanding,
     basic and diluted.................................................         179,022,881            52,793,361
                                                                             ==============        ==============
Basic and diluted net loss per common share............................      $        (0.01)                (0.11)
                                                                             ==============        ==============


See accompanying notes to unaudited condensed consolidated interim financial statements.

                        CHANGE TECHNOLOGY PARTNERS, INC.
                                AND SUBSIDIARIES

            Unaudited Consolidated Statement of Stockholders' Equity
                        Three Months Ended March 31, 2002
                       (in thousands except share amounts)


                                      SERIES A
                                   PREFERRED STOCK                      COMMON STOCK               ADDITIONAL PAID-IN     DEFERRED
                             SHARES             AMOUNT             SHARES             AMOUNT            CAPITAL         COMPENSATION
                             ------             ------             ------             ------            -------         ------------
Balance at December 31,
     2001..................      --             $   --          179,022,881          $ 1,790           $  94,637         $    (966)

Amortization of deferred
    Compensation...........      --                 --                   --               --                  --               131

Net loss...................      --                 --                   --               --                  --                --
                             ------             ------          -----------          -------           ---------         ---------
Balance at March 31,
2002 (unaudited)...........  $   --             $   --          179,022,881          $ 1,790           $  94,637         $    (835)
                             ------             ======          ===========          =======           =========         =========


                                       ACCUMULATED     TOTAL STOCKHOLDERS'
                                         DEFICIT            EQUITY
                                         -------            ------
Balance at December 31,
     2001..................            $   (80,801)        $   14,660

Amortization of deferred
    Compensation...........                     --                131

Net loss...................                   (920)              (920)
                                        ----------         ----------
Balance at March 31,
2002 (unaudited)...........             $  (81,721)        $   13,871
                                        ==========         ==========


See accompanying notes to unaudited condensed consolidated interim financial statements.

                        CHANGE TECHNOLOGY PARTNERS, INC.
                                AND SUBSIDIARIES
                 Unaudited Consolidated Statements of Cash Flows
                                 (in thousands)

                                                                                       THREE MONTHS ENDED
                                                                                            MARCH 31,
                                                                             ------------------------------------
                                                                                   2002                  2001
                                                                             --------------        --------------
Cash flows from operating activities:
     Net loss............................................................... $         (920)       $       (6,041)
     Adjustments to reconcile net loss to net cash used in
     operating activities:
        Depreciation and amortization.......................................            106                   580
        Provision for doubtful accounts.....................................             --                    56
        Equity based compensation...........................................            131                 2,629
        Equity in losses of unconsolidated subsidiary.......................             89                   813
        Accretion of loan discount..........................................            (27)                   --
        Impairment loss.....................................................            233                    --
        Accrued interest on notes receivable................................            (48)                   --
        Changes in operating assets and liabilities, net of acquisitions:
           Accounts receivable..............................................             18                   304
           Unbilled receivables.............................................             --                   (79)
           Related party receivable.........................................             15                    --
           Prepaid expenses and other assets................................            (83)                 (335)
           Deferred revenue.................................................            104                  (171)
           Accounts payable and accrued liabilities.........................           (338)                   (4)
           Deferred rent....................................................              6                    --
                                                                             --------------        --------------
                  Net cash used in operating activities.....................           (714)               (2,248)

Cash flows from investing activities:
     Purchase of property and equipment.....................................             --                  (560)
     Cash paid for equity investments and acquisitions, net of cash acquired           (278)               (2,973)
                                                                             --------------        --------------
                  Net cash used in investing activities.....................           (278)               (3,533)

Cash flows from financing activities:
     Principal payments under capital leases................................            (36)                   (3)
                                                                             --------------        --------------
                  Net cash provided by (used in) financing activities.......            (36)                   (3)
                  Net decrease in cash and cash equivalents.................         (1,028)               (5,784)

Cash and cash equivalents at beginning of period............................ $        8,892        $       30,333
                                                                             --------------        --------------
Cash and cash equivalents at end of period, excluding
     restricted cash of $200................................................ $        7,864        $       24,549
                                                                             ==============        ==============

See accompanying notes to unaudited condensed consolidated interim financial statements.

                        CHANGE TECHNOLOGY PARTNERS, INC.
                                AND SUBSIDIARIES

     Notes to Unaudited Condensed Consolidated Interim Financial Statements
                                 March 31, 2002
                        (in thousands, except share data)


(1)      DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Arinco Computer Systems Inc., the predecessor of the Company and its subsidiaries, (the "Company"), was incorporated on March 31, 1978; however, the Company formally commenced implementation of its plan to provide professional consulting services on June 15, 2000. The Company provided a broad range of professional consulting services, including e-services and technology strategy, online branding, web architecture and design, systems integration, systems architecture and outsourcing. The Company has served clients throughout the United States and, as of March 31, 2002, has offices in Connecticut, New York and California. During the year ended December 31, 2001, the Board of Directors voted to divest the Company of a majority of its then existing operations.

At March 31, 2002, the Company's remaining consolidated subsidiaries are:

         o Iguana Studios, Inc. (which has limited continuing operating activities)

         o        Papke-Textor, Inc. d/b/a Canned Interactive ("Canned")

Simultaneous with the divestiture, the Company is evaluating new strategic business and investment opportunities.

Based on the Company's assessment of the opportunities in the radio business, the board of directors decided to merge with Franklin Capital and jointly develop and acquire network radio programming and sales and syndication businesses. On December 4, 2001 the Company entered into an agreement and plan of merger (the "Merger Agreement") with Franklin Capital Corporation, a Delaware corporation. In relation to the merger, on April 29, 2002 Franklin Capital Corporation filed a form N-14 with the Securities and Exchange Commission. Subject to the terms of the agreement, the Company will be merged with and into Franklin Capital in a transaction intended to qualify as a tax-free reorganization. The merger is subject to review by various government entities and to stockholder approval. The companies anticipate closing the transaction in the second or third quarter of 2002; however, the Merger Agreement may be terminated after June 30, 2002 by either party.

INTERIM RESULTS

The accompanying unaudited consolidated balance sheet as of March 31, 2002, the unaudited consolidated Statements of Operations and cash flows for the periods ended March 31, 2002 and 2001, and the unaudited consolidated statement of stockholders' equity as of March 31, 2002 have been prepared by the Company. In the opinion of management, the accompanying condensed consolidated financial statements have been prepared on the same basis as the annual audited financial statements and contain all adjustments, which include only normal recurring adjustments, considered necessary for a fair presentation of the Company's financial position, results of operations and cash flows at the dates and for the periods presented in conformity with accounting principles generally accepted in the United States applicable to interim periods.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expense during the reporting period. Actual results could differ from those estimates.

                        CHANGE TECHNOLOGY PARTNERS, INC.
                                AND SUBSIDIARIES

     Notes to Unaudited Condensed Consolidated Interim Financial Statements
                                 March 31, 2002
                        (in thousands, except share data)


While the Company believes that the disclosures presented are adequate to make the information not misleading, these condensed consolidated financial statements should be read in conjunction with the audited financial statements and related notes for the fiscal year ended December 31, 2001, which are contained in the Company's Annual Report on Form 10-K. The results for the three month period ended March 31, 2002 are not necessarily indicative of the results to be expected for the full fiscal year or for any future periods.

PRINCIPLES OF CONSOLIDATION

The accompanying unaudited condensed consolidated financial statements include the accounts of Change Technology Partners, Inc. and its majority-owned and controlled subsidiaries from the date of acquisition. All significant intercompany transactions and balances have been eliminated in consolidation. Investments in less than majority-owned entities over which the Company has significant influence are accounted for using the equity method.

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

In November 2001, the Emerging Issues Task Force ("EITF") concluded that reimbursements for out-of-pocket-expenses incurred should be included in revenue in the income statement and subsequently issued EITF 01-14, "Income Statement Characterization of Reimbursements Received for 'Out-of-Pocket' Expenses Incurred" in January 2002. The Company adopted EITF 01-14 on January 1, 2001 and has reclassified financial statements for prior periods to comply with the guidance in this EITF. Reimbursable expenses were de minimus for all periods presented.

COST OF REVENUES

Cost of revenues consists primarily of compensation of billable employees, travel, subcontractor costs, and other costs directly incurred in the delivery of services to clients. Billable employees

                        CHANGE TECHNOLOGY PARTNERS, INC.
                                AND SUBSIDIARIES

     Notes to Unaudited Condensed Consolidated Interim Financial Statements
                                 March 31, 2002
                        (in thousands, except share data)


are full time employees and subcontractors whose time are spent servicing client projects. Also included in Cost of Revenues in the Statement of Operations for the three months ended March 31, 2001 is the amortization of certain purchased intangible assets, representing the value of customer relationships and workforces acquired. Amortization of the remaining acquired workforce ceased upon adoption of SFAS 142 on January 1, 2002.

SIGNIFICANT CUSTOMERS AND CONCENTRATION OF CREDIT RISK

Financial instruments that subject the Company to credit risks consist primarily of cash and cash equivalents, notes receivable, and trade accounts receivable. Cash and cash equivalents consist of deposits, money market funds, and investments in short term "AAA" rated debt instruments. The Company performs ongoing credit evaluations, generally does not require collateral, and establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of customers, historical trends, and other information. To date, such losses have been within management's expectations. Notes receivable are generally collateralized, and bear a market rate of interest commensurate with the associated risks.

The Company derived revenues from two key customers during the three months ended March 31, 2002. These two customers accounted for 52% and 25% of total revenues during the three months ended March 31, 2002. No other customer accounted for more than 10% of the Company's revenues during the three months ended March 31, 2002 or 2001.

At March 31, 2002, these two customers comprised 17% and 0% of accounts receivable. One other customer comprised 32% of total accounts receivable at March 31, 2002. At December 31, 2001, these customers comprised 39%, 4% and 2% of total accounts receivable, respectively. Additionally, one other customer comprised 20% of accounts receivable at December 31, 2001.

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

The following securities were not included in the computation of diluted net loss per share because to do so would have had an antidilutive effect for the periods presented:

                                                   March 31,        December 31,
                                                     2002               2001
                                                  -----------     ----------
     Stock Options..............................    15,690,373    16,133,768
     Warrants...................................    41,250,000    41,250,000
     Series A Convertible Preferred Stock.......          645            645

As a result, the basic and diluted net loss per share is equal for all periods presented.

PURCHASED INTANGIBLE ASSETS AND GOODWILL

Effective June 2001, the Company adopted Financial Accounting Standards Board Statement of Accounting Standards (SFAS) 141, "Business Combinations". Effective January 1, 2002, the Company adopted SFAS 142, "Goodwill and Intangible Assets" and SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 141 requires that acquisitions entered into after June 30, 2001 be accounted for using the purchase method and establishes criteria to be used in determining whether acquired intangible assets are to be separated from goodwill. At January 1, 2002 the remaining intangible assets consisted of goodwill and the workforce acquired in connection with

                        CHANGE TECHNOLOGY PARTNERS, INC.
                                AND SUBSIDIARIES

     Notes to Unaudited Condensed Consolidated Interim Financial Statements
                                 March 31, 2002
                        (in thousands, except share data)


the acquisition of Canned. As a result of the Company's analysis, the value of the assembled workforce was subsumed into goodwill at January 1, 2002.

SFAS 142 sets forth the accounting for goodwill and intangible assets already recorded. Commencing January 1, 2002, goodwill is no longer being amortized into results of operations. Management conducted valuations of its reporting units in order to test goodwill for impairment by comparing the asset's fair value to the carrying value. This analysis did not indicate an impairment as of January 1, 2002. In accordance with the statement, amounts in 2001 have not been restated.

The following table reflects the reconciliation of reported net loss and loss per share to amounts adjusted for the exclusion of goodwill amortization.


                                                   Three months ended March 31,
                                                   ----------------------------
                                                     2002                2001
                                                     ----                ----
     NET LOSS
     Reported loss...............................  $  (920)            $ (6,041)
     Add back: Goodwill amortization.............       --                  469
                                                   -------             --------
     Adjusted net loss...........................  $  (920)            $ (5,572)
                                                   =======             ========
     PER SHARE OF COMMON STOCK
     Basic and Diluted:
     Reported loss...............................  $ (0.01)            $  (0.11)
     Add back: Goodwill amortization.............       --                 0.01
                                                   -------             --------
     Adjusted net loss...........................  $ (0.01)            $  (0.10)
                                                   =======             ========

                        CHANGE TECHNOLOGY PARTNERS, INC.
                                AND SUBSIDIARIES

     Notes to Unaudited Condensed Consolidated Interim Financial Statements
                                 March 31, 2002
                        (in thousands, except share data)


(2)      INVESTMENTS IN AND LOANS TO UNCONSOLIDATED SUBSIDIARIES

The following summarizes the Company's ownership interests in unconsolidated subsidiaries accounted for under the equity method or cost method of accounting (in thousands):

                                                                        March 31                  December 31,
                                                                          2002                        2001
                                                               ------------------------    -----------------------
                                                                 Carrying        Cost        Carrying        Cost
                                                                  Value         Basis         Value         Basis
                                                                  -----         -----         -----         -----
Equity method investments:
     Broadstream.com Inc. ("Broadstream").................     $     --      $  7,100      $     --       $ 7,100
     NetPro Holdings, Inc. ("NetPro").....................           --           400            33           200
     InSys LLC ("InSys")..................................          223           323           312           323

Cost method investments:
     Livesky, Inc. ("Livesky")............................          125           125           125           125
     Excelsior Radio Networks, Inc. ("Excelsior").........          250           250           250           250
     Alacra, Inc. ("Alacra")..............................           78            78            --            --
                                                               --------      --------      --------      --------
Total investments.........................................     $    676      $  8,276      $    720      $  7,998
                                                               ========      ========      ========      ========


INVESTMENTS IN BROADSTREAM AND NETPRO

In June 2000, the Company purchased 7,626,165 shares of Series A Convertible Redeemable Preferred Stock ("Series A") of Broadstream, Inc. (d/b/a Network Prophecy) ("Broadstream"), representing an approximately 30% equity interest (calculated on an as-if-converted basis) and approximately 47% voting interest, in exchange for $6,500.

Broadstream is a streaming media management services company that provides software to measure, manage and monitor delivery of streaming media content and data. The investment in Broadstream is being accounted for under the equity method. Based upon the capital structure of, and the equity participation in, the equity investee, the Company has assumed conversion of Series A shares in computing its share of losses of this investee. The Company's proportionate share of Broadstream's net loss was $495 for the three months ended March 31, 2001, and the amortization of the excess of cost over the Company's proportionate interest in the underlying equity was $318 for the same period. These amounts are included in equity in losses of affiliate in the accompanying Statement of Operations.

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

                        CHANGE TECHNOLOGY PARTNERS, INC.
                                AND SUBSIDIARIES

     Notes to Unaudited Condensed Consolidated Interim Financial Statements
                                 March 31, 2002
                        (in thousands, except share data)


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

On August 15, 2001 the Company purchased a secured convertible promissory note from Broadstream in exchange for $600 in connection with an aggregate $1,600 bridge loan financing consummated by Broadstream. The aggregate bridge loan financing was secured by all of Broadstream's assets. The note also contained certain conversion provisions in the event Broadstream were to a new round of financing or enter into certain transactions.

On November 30, 2001 the Company assigned its Broadstream promissory note to a newly formed entity, NetPro Holdings Inc. ("NetPro") in exchange for 13,674,753 shares of NetPro Series A-1 Convertible Redeemable Participating Preferred Stock. On November 30, 2001 as a result of the application of the equity method, the net book value of the note approximated zero and no gain or loss was recorded as a result of this exchange. Concurrent with this transaction, NetPro foreclosed on the note and elected to take possession of all of Broadstream's assets in full satisfaction of the notes.

On December 15, 2001, the Company purchased 1,585,479 shares of NetPro Series B-1 Convertible Redeemable Participating Preferred Stock in exchange for $200 in connection with a larger ongoing financing arrangement.

As of December 31, the Company's interest in NetPro represented approximately 38% of NetPro outstanding equity, and was being accounted for under the equity method of accounting. The Company's proportionate share NetPro's net losses totaled $167 from the date of investment through December 31, 2001.

On January 10, 2002, the Company invested an additional $100 in NetPro Series B-1 stock, and on March 7, 2002 the Company invested a final $100 in NetPro Series B-1 stock. On March 14, 2002, the Board of Directors of NetPro voted to suspend all of NetPro's business operations and immediately terminate substantially all of its employees due to NetPro's loss of significant clients and associated revenues. The Company has no obligation to provide additional funding to NetPro. As a result of this action, the Company evaluated the recoverability of this investment by comparison of its carrying value relative to future cash flows. As a result of this analysis, the Company recorded an impairment charge to reduce the remaining investment balance to $0. The Company's proportionate share of net loss, and impairment charge, for the three months ended March 31, 2002, totaling $233 is included in equity in net loss and impairment of investment in unconsolidated affiliates in the accompanying statement of operations.

                        CHANGE TECHNOLOGY PARTNERS, INC.
                                AND SUBSIDIARIES

     Notes to Unaudited Condensed Consolidated Interim Financial Statements
                                 March 31, 2002
                        (in thousands, except share data)


INVESTMENT IN AND NOTE RECEIVABLE FROM EXCELSIOR RADIO NETWORKS

On August 28, 2001 the Company purchased a promissory note and warrant from Excelsior Radio Networks, Inc. (d/b/a Excelsior Capital, Inc.) ("Excelsior") for $2,250. Excelsior, a subsidiary of Franklin Capital Corporation ("Franklin"), recently purchased certain assets from affiliates of Winstar Communications, Inc. which produce, syndicate and distribute radio programs and services. The note earns interest at a rate of 8.5% per annum, matures on September 30, 2002 and is secured by all of Excelsior's assets.

The warrant to purchase 482,955 shares of Excelsior's common stock at an exercise price of $1.125 per share had an allocated fair value of approximately $112 and represented 11% of Excelsior's fully diluted capital stock as of the date of issuance. The warrant is included in other assets in the accompanying Balance Sheet.

The allocated fair value of the note receivable, totaling $2,138, is included in notes receivable in the accompanying Balance Sheet. Also included in notes receivable is the periodic accretion of the note discount, totaling $27 for the quarter ended March 31, 2002, which is charged to interest income in the accompanying statement of operations.

On December 4, 2001 the Company purchased from Franklin 250,000 shares of common stock or an approximate 10% equity interest of Excelsior for $250. In August, 2001 Excelsior acquired certain assets from affiliates of Winstar
Communications, Inc. and, since that time, creates, produces, distributes and is a sales representative for national radio programs.

On December 4, 2001 the Company initiated a business combination whereby the Company will acquire all issued and outstanding common stock of Franklin in a stock-for-stock exchange. In relation to the merger, on April 29, 2002, Franklin filed a Form N-14 with the Securities and Exchange Commission. This business combination is contingent upon certain terms and conditions and is subject to shareholder approval. The Company anticipates closing the transaction in the second or third quarter of 2002. Franklin is a business development company and provides private investment capital to private and public companies in a variety of industries throughout the United States. Franklin's lending and investment activity has been focused principally on securities issued by companies involved in early stage high technology sectors such as wireless communications, other telecommunications services, internet software and information services. Franklin is listed on the American Stock Exchange and trades under the symbol "FKL."

INVESTMENT IN ALACRA

On January 31, 2002, the Company purchased 38,840 shares of common stock, representing less than 1% equity interest, of Alacra, Inc. ("Alacra") in exchange for $78. The Company has no obligation to provide additional funding to Alacra. Alacra provides a diverse portfolio of online and offline services that allow users to quickly find, analyze, package and present mission-critical business information. This investment is being accounted for under the cost method of accounting.

                        CHANGE TECHNOLOGY PARTNERS, INC.
                                AND SUBSIDIARIES

     Notes to Unaudited Condensed Consolidated Interim Financial Statements
                                 March 31, 2002
                        (in thousands, except share data)


(3)      ACQUISITIONS AND DIVESTITURES

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

In February 2001, the Company acquired the former Chief Executive Officer's (of the Company and eHotHouse) shares of eHotHouse common stock in exchange for approximately $182 in cash and 3,144,494 shares of Company common stock. This transaction was accounted for as the settlement of a prior stock award and, accordingly, the Company recognized $2.6 million in related compensation expense, representing the excess of the fair value of the cash and Company shares issued as settlement over the fair value of the eHotHouse shares on the original date of grant. Of this amount, $2.5 million, representing the stock portion of the settlement, was included in equity-based compensation in the statement of operations for the three months ended March 31, 2001.

Also in February 2001, the Company acquired the remaining outstanding minority interest of its subsidiary, eHotHouse, for 2,155,519 shares of the Company's common stock valued at $2.7 million and approximately $218 in cash. The acquisition was accounted for using the purchase method of accounting and accordingly, the purchase price was allocated to the pro rata portion of tangible and intangible assets acquired on the basis of their respective fair values on the date of acquisition. Of the total purchase price, approximately $2.9 million was allocated to identified intangible assets, including the assembled workforce. The fair value of acquired intangible assets was capitalized and is being amortized over the estimated useful life of three years. Related amortization for the three months ended March 31, 2001 totaled $162 .

Subsequent to the acquisition of the remaining outstanding minority interest, eHotHouse was merged with and into the Company.

In July 2001, the Board of Directors terminated the employment of the Company's President and Chief Executive Officer. The former executive had an employment agreement dated August 21, 2000 that provided for severance benefits. The Company has paid, and will continue to pay, the former executive the severance he is entitled to under his employment agreement. The related

                        CHANGE TECHNOLOGY PARTNERS, INC.
                                AND SUBSIDIARIES

     Notes to Unaudited Condensed Consolidated Interim Financial Statements
                                 March 31, 2002
                        (in thousands, except share data)


obligation totaled $368 at March 31, 2002 and is included in accrued expenses in the accompanying Balance Sheet.

Additionally, the Company recorded an impairment loss reflecting the impact of the executive's termination upon the carrying value of certain acquired intangible assets, and reversed certain unamortized deferred compensation related to unvested options that were forfeited in connection with the termination. The impairment loss reduced the remaining carrying value of the related intangibles to $0 as of December 31, 2001.

ACQUISITION AND DIVESTITURE OF INSYS TECHNOLOGIES, LLC

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

The total purchase price of $867 consisted of cash, including acquisition related expenses consisting primarily of payments for legal and financial advisory services. Of the total purchase price, approximately $700 was allocated to net tangible assets and the remainder was allocated to identified intangible assets, including the customer list and assembled workforce. The fair value of acquired intangible assets was capitalized and was being amortized over their estimated useful lives of three years. Related amortization for the three months ended March 31, 2001 $13.

During the year ended December 31, 2001, as a result of the aforementioned terminations, coupled with the historical, current and projected operating and cash flow losses, the Company evaluated the recoverability of its acquired intangible assets by comparison of the carrying value relative to future cash flows. As a result, the Company recorded impairment charges which reduced the remaining carrying value of the related intangibles to $0 as of December 31, 2001.

On November 8, 2001 the Company sold a 51% voting interest in InSys to a certain member of the management team in exchange for $50 and concurrently forgave approximately $400 of advances to InSys. The Company has no obligation to provide additional funding to InSys.

Concurrently the Company loaned InSys $100 evidenced by a promissory note. The note bears interest at a rate equal to the London Interbank offer rate plus 2%, until the principal amount of the note is paid in full. InSys is obligated to pay, at a minimum, on an annual basis 50% of the excess of its annual earnings before taxes.

                        CHANGE TECHNOLOGY PARTNERS, INC.
                                AND SUBSIDIARIES

     Notes to Unaudited Condensed Consolidated Interim Financial Statements
                                 March 31, 2002
                        (in thousands, except share data)


The Company's retained equity interest and note receivable, net of the Company's pro rata share of InSys' net losses absorbed during the period from November 8, 2001 to December 31, 2001, totaled $312 which is included investments in and loans to unconsolidated subsidiaries on the accompanying Balance Sheet as of December 31, 2001. The Company's pro rata share of InSys' net loss for the three months ended March 31, 2002 totaled $89,000, which is included in equity in losses of unconsolidated affiliates in the accompanying Statement of Operations.

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

The total purchase price of approximately $1,400 consisted of $700 of eHotHouse common stock (1,020,000 shares), $700 in cash including other acquisition related expenses, consisting primarily of payments for legal and financial advisory services. Of the total purchase price, $47 was allocated to net tangible liabilities assumed, and the remainder was allocated to identified intangible assets, including customer lists and the assembled workforce. The fair value of the identified intangible assets was determined using the income approach for the customer list, and the replacement cost approach for the value of the assembled workforce. The purchased intangible assets are being amortized over their estimated useful lives of three years. Related amortization for the three months ended March 31, 2001 totaled $119.

As a result of the aforementioned terminations, coupled with the historical and projected operating and cash flow losses, the Company evaluated the recoverability of its acquired intangible assets by comparison of the carrying value relative to future cash flows. As a result, the Company recorded impairment charges which reduced the remaining carrying value of the related intangibles to $0 as of December 31, 2001.

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

                        CHANGE TECHNOLOGY PARTNERS, INC.
                                AND SUBSIDIARIES

     Notes to Unaudited Condensed Consolidated Interim Financial Statements
                                 March 31, 2002
                        (in thousands, except share data)


ACQUISITION OF IGUANA STUDIOS, INC.

In March 2001, the Company acquired Iguana Studios, Inc. ("Iguana"), a New York City-based interactive agency, for approximately $5,771, including $2,786 in cash, 2,700,000 shares of the Company's common stock valued at $1,990, and replacement options to purchase 1,681,888 shares of Company common stock, which vested upon the change in control, valued at approximately $995.

The business combination was accounted for using the purchase method of accounting and, accordingly, the total consideration was allocated to the tangible and intangible assets acquired and liabilities assumed on the basis of their respective fair values on the date of acquisition. The results of operations of Iguana, and the estimated fair value of the assets acquired and liabilities assumed are included in the Company's consolidated financial statements from the date of acquisition. Of the total purchase price, approximately $1,815 was allocated to the net tangible assets acquired, $1,300 was allocated to identified intangible assets, including customer base and assembled workforce, and the remainder was allocated to goodwill. The fair value of the identified intangible assets was determined using an income approach for the customer base, and the replacement cost approach for the assembled workforce. The purchased intangible assets and goodwill were being amortized over their estimated useful lives of three years. Related amortization for the three months ended March 31, 2001 totaled $183 .

Also in connection with the acquisition of Iguana 2,300,000 shares of the Company's common stock were placed in escrow (the "Escrow Shares") for a period to end no later than June 2002. The then fair value of such shares will be included in the aggregate purchase price if and when released from escrow, pending the outcome of the contingency, as defined.

As a result of the aforementioned terminations, coupled with the historical, current and projected operating and cash flow losses the Company evaluated the recoverability of its acquired intangible assets and goodwill by comparison of the carrying value relative to future cash flows. As a result, the Company recorded impairment charges which reduced the remaining carrying value of the related intangibles to $0 as of December 31, 2001.

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

The business combination was accounted for using the purchase method of accounting and, accordingly, the total consideration was allocated to the tangible and intangible assets acquired

                        CHANGE TECHNOLOGY PARTNERS, INC.
                                AND SUBSIDIARIES

     Notes to Unaudited Condensed Consolidated Interim Financial Statements
                                 March 31, 2002
                        (in thousands, except share data)


and liabilities assumed on the basis of their respective fair values on the date of acquisition. The results of operations of Canned, and the estimated fair value of the assets acquired and liabilities assumed are included in the Company's consolidated financial statements from the date of acquisition. Of the total purchase price, approximately $104 was allocated to the net tangible liabilities assumed, $2,177 was allocated to identified intangible assets, primarily assembled workforce, and to goodwill. The fair value of the identified intangible assets was determined using the replacement cost approach for the assembled workforce. The purchased intangible assets and goodwill were being amortized over their estimated useful lives of three years. On January 1, 2002, in connection with the Company's adoption of SFAS 142, the value ascribed to the acquired workforce was subsumed into goodwill, and amortization of these assets ceased. The remaining unamortized amount, totaling $1,568 at March 31, 2002 is included in purchased intangibles and goodwill, net in the accompanying Balance Sheet.

Also in connection with the acquisition of Canned, $200 in cash and 715,172 shares of the Company's common stock were placed in escrow for a period ending December 12, 2002. The then fair value of this contingent consideration will be included in the aggregate purchase price, if and when released from escrow, pending the outcome of the contingency, as defined.

(4)      NOTES RECEIVABLE

In April 2001, the Company loaned two consultants an aggregate of $500. The full recourse promissory notes, with initial principal amounts of $350 and $150, respectively, accrue interest at the rate of 7.25% per annum. Payments are due in various installments of principal plus accrued interest commencing on April 25, 2002 and continuing annually thereafter through April 25, 2006. In April 2002, the Company received the first such installment, totalling $60.

(5)      COMMITMENTS AND CONTINGENCIES

OPERATING LEASES

The Company leases its facilities under operating lease agreements. The following are the future minimum lease payments under non-cancelable leases as of March 31, 2002:


                      PERIOD ENDED
                      DECEMBER 31,                     OPERATING       CAPITAL
                      ------------                     ---------       -------
         2002...................................            706             74
         2003...................................            842            110
         2004...................................            332             --
         2005...................................             46             --
                                                       --------        -------
         Total Lease  Obligation................       $  1,926            184
         Amount Representing Interest...........                            (4)
                                                                       -------
         Current Portion........................                           180
         Long Term Portion......................                            92
                                                                       -------
                                                                            88

                        CHANGE TECHNOLOGY PARTNERS, INC.
                                AND SUBSIDIARIES

     Notes to Unaudited Condensed Consolidated Interim Financial Statements
                                 March 31, 2002
                        (in thousands, except share data)


As a result of the Company's divestiture of certain operations, employee terminations and pending business combination, the Company is evaluating its numerous alternatives with respect to its contractual obligations concerning leased facilities. As of March 31, 2002, the method and timing regarding alternative prospective uses or potential disposition were uncertain and no definite action had been taken.

LEGAL PROCEEDINGS

The Company is involved in various legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position, results of operation or liquidity.

(6)      EQUITY BASED COMPENSATION

During 2000, the Company granted stock options to purchase 4,600,000 shares of common stock to the former Chief Executive Officer and members of the Board of Directors at a weighted average exercise price of $1.21, all of which were granted at less than the fair value of the common stock on the measurement date. The Company recorded deferred compensation of approximately $2,480 in connection with the grant of these options. This amount is presented as deferred compensation within the accompanying balance sheet and is being amortized over the related vesting period, of either three or four years. In July 2001, in connection with the termination of the Chief Executive Officer, the Company reversed certain of this unamortized deferred compensation related to unvested options forfeited as a result of the termination. The Company amortized $123 and $164 of related deferred compensation during the three months ended March 31, 2002 and 2001, respectively. The Company will amortize the remaining deferred compensation of $835 over the remaining vesting period of two and three years.

In September 2001, the Compensation Committee of the Board of Directors, granted to the newly appointed Chief Executive Officer options to purchase 9,000,000 shares of the Company's common stock at an exercise price of $0.03 per share, the then fair value of the underlying common stock. Of this grant, options to purchase 6,000,000 shares of the Company's common stock are subject to shareholder approval, which was not obtained as of March 31, 2002. Accordingly, the intrinsic value of these options is being re-measured at each intervening balance sheet date to bring the total charge up to the then current intrinsic value. At March 31, 2002, the gross intrinsic value of these options totaled $120, and has been included in deferred compensation in the accompanying balance sheet, net of cumulative amortization of $16. The Company amortized $8 of related deferred compensation during the three months ended March 31, 2002.

(7)      RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2002, the Company incurred legal fees in connection with certain transactions and other matters in the normal course of business. A portion of these services was provided by a firm of which a member of the Board of Directors of the Company is a partner. Fees incurred by this firm totaled approximately $153 in the three months ended March 31, 2002.

                        CHANGE TECHNOLOGY PARTNERS, INC.
                                AND SUBSIDIARIES

     Notes to Unaudited Condensed Consolidated Interim Financial Statements
                                 March 31, 2002
                        (in thousands, except share data)


Additionally, during the three months ended March 31, 2002, the Company incurred management and investment advisory service fees in connection with identifying, evaluating, negotiating, and managing investment opportunities for the Company. These services were provided by a firm of which the current President and Chief Executive Officer of the Company was previously affiliated. Fees incurred by this firm totaled $60 the three months ended March 31, 2002. Additionally, this firm occupies a portion of the Company's office space in Connecticut, for which it pays rent at fair market value. Such payments to the Company totaled $70 during the three months ended March 31, 2002. Furthermore, the firm was indebted to the Company in the amount of $189 at March 31, 2002 for its pro rata share of certain leasehold improvements and rental payments due, which are reflected in the Related Party Receivable in the accompanying balance sheet.

(8)      SUBSEQUENT EVENTS

On April 3, 2002, the Company loaned to Excelsior an aggregate principal amount of approximately $4,708 for the purposes of funding the initial cash purchase price of Excelsior's acquisition of certain assets of Dial Communications Group, LLC and Dial Communications Group, Inc. (the "Dial Acquisition"). To secure the payment of the loan, Excelsior granted a security interest in certain of Excelsior's assets to the Company.

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

         The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of customers to make payments. If the financial condition of the Company's customers deteriorate, resulting in the customers' inability to make payments, additional allowances will be required. Additionally, the Company assesses the need for provisions for estimated uncollectible amounts with respect to its loans receivable resulting from the inability of an issuer to make payments when they become due. The Company bases this estimate on the financial condition of the issuer, trends in their results of operations or other changes in circumstances. If the financial condition of an issuer deteriorates, resulting in their inability to fulfill their obligation under the promissory note, additional allowances will be required.

         The Company has reduced its deferred tax assets to an amount that the Company believes is more likely than not to be realized, which was $0 at December 31, 2001 and March 31, 2002. In so doing, the Company has estimated future taxable losses in determining the valuation allowance. In the event that actual results differ from these estimates or these estimates are adjusted in future periods, the Company may need to modify its valuation allowance which could materially affect its financial position and results of operations.

OVERVIEW AND RECENT DEVELOPMENTS

         Prior to commencement of the operational divestiture described in the Company's Form 10-K for the year ended December 31, 2001, the Company was a provider of a broad range of professional consulting services, including e-services and technology strategy, online branding, web architecture and design systems integration, system architecture and outsourcing. The Company has served clients throughout the United States with offices in New York, Connecticut, Maryland, California and New Jersey.

         On December 4, 2001 the Company entered into an agreement and plan of merger (the "Merger Agreement") with Franklin Capital Corporation, a Delaware corporation. In relation to the merger, on April 29, 2002 Franklin Capital Corporation filed a form N-14 with the Securities and Exchange Commission. Subject to the terms of the agreement, the Company will be merged with and into Franklin Capital in a transaction intended to qualify as a tax-free reorganization. The merger is subject to review by various government entities and to stockholder approval. The companies anticipate closing the transaction in the second or third quarter of 2002; however, the Merger Agreement may be terminated after June 30, 2002 by either party.

         The Company has made two investments in 2001 and one in the first quarter of 2002 in Excelsior Radio Networks, Inc. (f/k/a eCom Capital, Inc.), a subsidiary of Franklin Capital, which produces, syndicates and distributes radio programs and related services. The Company purchased a promissory note and warrant for $2,250,000 from Excelsior in August 2001 and in December of 2001 purchased 250,000 common shares of Excelsior from Franklin Capital for $250,000. On April 1, 2002 the company purchased an additional promissory note from Excelsior for $4,708,200 in conjunction with the purchase by Excelsior of Dial Communication Group Inc. and Dial communication Group LLC.

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

         As a result of these terminations, coupled with historical, current and projected operating and cash flow losses, the Company evaluated the recoverability of its acquired intangible assets and goodwill by comparison of the carrying value relative to future cash flows. As a result, the Company recorded impairment charges, totaling $7,263,000, which reduced the carrying value of certain intangibles to $0 as of December 31, 2001.

         Also as a result of these actions, the Company incurred severance charges totaling $1,326,000. As of March 31, 2002, $957,000 of this amount has been paid.

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

OVERVIEW OF HISTORICAL OPERATIONS

         Canned Interactive is currently the Company's sole revenue generating subsidiary. Canned is based in Los Angeles, California and designs and produces interactive media such as digital video discs (DVD) and web sites, primarily for entertainment, consumer goods, sports and technology companies.

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

         The Company's equity based compensation expense is comprised of amortization of the deferred compensation associated with the grant of stock options to the board of directors and President and Chief Executive Officer. Such cost is measured as the difference between the exercise price of options granted and the fair market value of the underlying stock on the date of measurement, and is being recognized as expense over the vesting period of the options. Also included in the equity based compensation during the three months ended March 31, 2001 is the cost associated with 3,144,494 shares of Common Stock issued as partial consideration in exchange for the former President and Chief Executive Officer's shares of eHotHouse, a subsidiary. Such cost is measured as the difference between the fair value of the shares issued over that of the eHotHouse shares on the original date of grant. The Company incurred approximately $131,000 and $2,629,000 in equity based compensation expense during the three months ended March 31, 2002 and 2001, respectively.

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

         As a result of the aforementioned terminations, coupled with the historical, current and projected operating and cash flow losses, the Company evaluated recoverability of its acquired intangible assets acquired from eHotHouse by comparison of the carrying value relative to future cash flows. As a result, the Company recorded impairment charges which reduced the carrying value of the eHothouse intangibles to $0 as of December 31, 2001.

         INSYS. On October 18, 2000, eHotHouse acquired substantially all of the operating assets and assumed certain liabilities of InSys, a provider of systems integration services, in exchange for $900,000 in cash including acquisition costs. The business combination was accounted for using the purchase method.

         During the year ended December 31, 2001 as a result of the aforementioned terminations, coupled with the historical, current and projected operating and cash flow losses, the Company evaluated the recoverability of its acquired intangible assets by comparison of the carrying value relative to future cash flows. As a result, the Company recorded impairment charges which reduced the carrying value of the Insys intangibles to $0 as of December 31, 2001.

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

         As a result of the aforementioned terminations, coupled with the historical, current and projected operating and cash flow losses, the Company evaluated the recoverability of its acquired intangible assets by comparison of the carrying value relative to future cash flows. As a result, the Company recorded impairment charges which reduced the carrying value of the RAND intangibles to $0 as of December 31, 2001.

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

         IGUANA. On March 1, 2001, the Company acquired all outstanding shares of Iguana Studios, Inc., a leading provider of media and technical services, in exchange for approximately

$2,800,000 in cash, including acquisition costs, 2,700,000 shares of Common Stock, valued at approximately $2,000,000, and replacement options to purchase 1,681,888 shares of Common Stock valued at approximately $1,000,000. The acquisition was accounted for using the purchase method of accounting. As a result of the terminations referred to above, coupled with the historical, current and projected operating and cash flow losses, the Company evaluated recoverability of its acquired intangible assets and goodwill acquired from Iguana by comparison of the carrying value relative to future cash flows. As a result, the Company recorded impairment charges which reduced the carrying value of the Iguana intangibles to $0 as of December 31, 2001.

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

         On December 24, 2001, the Company purchased 1,585,479 shares of NetPro Series B-1 convertible redeemable participating preferred stock in exchange for $200,000 in connection with a larger ongoing financing effort by NetPro. On January 10, 2002, the Company invested an additional $100,000 in NetPro Series B-1 stock, and on March 7, 2002 the Company invested a final $100,000 in NetPro Series B-1 stock. On March 14, 2002, the board of directors of NetPro voted to suspend all of the company's business operations and immediately terminate substantially all of its employees due to NetPro's loss of significant clients and associated revenues. NetPro's board of directors continues to evaluate alternatives to maximize the value of the company's remaining assets.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THREE MONTHS ENDED MARCH 31, 2002

REVENUES. Revenues decreased from $1,874,000 in the three months ended March 31, 2001 to $739,000 in the three months ended March 31, 2002. This decrease is a result of the divestitures and continued unfavorable market conditions for the Company's services.

COST OF REVENUES. Cost of revenues consists principally of costs directly incurred in the delivery of services to clients, primarily consisting of compensation of billable employees. Billable employees are full time employees and sub-contractors whose time spent working on client projects is charged to that client at agreed-upon rates. Billable employees are our primary source of revenue. Such costs decreased from $2,052,000 in the three months ended March 31, 2001 to $281,000 in the three months ended March 31, 2002, or 38% of revenues. The decrease is a result of the divestitures of InSys and RAND, and the downsizing of Iguana's operations.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses consist primarily of compensation and related benefits, professional services fees, facilities costs, and advertising and promotional costs. Selling, general and administrative expenses decreased from $2,784,000 in the three months ended March 31, 2001 to $1,070,000 in the three months ended March 31, 2002. This decrease was primarily a result of the decreased number of employees resulting in decreased compensation, decreased professional services fees, and decreases in other costs associated with the decreased scope of operations over the prior year.

EQUITY IN LOSSES AND IMPAIRMENT OF INVESTMENTS IN UNCONSOLIDATED AFFILIATES. Equity in losses and Impairment of investments in unconsolidated affiliates was $813,000 in the three months ended March 31, 2001 and $322,000 in the three months ended March 31, 2002. Equity in losses of unconsolidated affiliates is a result of the Company's minority ownership in Broadstream, NetPro and InSys which have been accounted for under the equity method of accounting. Under the equity method of accounting, the Company's proportionate share, calculated on an as-if-converted basis, of the investee's operating losses and amortization of the Company's net excess investment over its equity in the investee's net assets is included in equity in losses of unconsolidated affiliates. Impairment of investments in unconsolidated affiliates is a result of the cessation of NetPro's operations on March 14, 2002. The Company evaluated the recoverability of its investment in light of the carrying value relative to future cash flows. As a result of this analysis, the Company recorded an impairment charge which reduced the remaining investment balance to $0.

INTEREST AND DIVIDEND INCOME. Interest and dividend income was $366,000 in the three months ended March 31, 2001 and $150,000 in the three months ended March 31, 2002. The decrease in interest income for the three months ended March 31, 2002 over the prior year was attributable to a decrease in the Company's invested cash balance as it has funded its ongoing operations. Interest income in future periods may fluctuate as a result of the average cash we maintain and changes in the market rates of our cash equivalents, and we expect that the average cash balance may continue to decrease as the Company continues to incur operating losses.

INCOME TAXES. The Company has available estimated net operating loss carryforwards for income tax purposes of approximately $20,500,000 through the period ended March 31, 2002, which expire on various dates from 2001 through 2021. A valuation allowance has been established due to uncertainty whether the Company will generate sufficient taxable earnings to utilize the available net operating loss carryforwards. A portion of the Company's net operating loss carryforwards may also be limited due to significant changes in ownership under
Section 382 of the Tax Reform Act of 1986.

LIQUIDITY AND CAPITAL RESOURCES

HISTORICAL SOURCE OF FUNDING

On March 28, 2000, an investor group led by Pangea Internet Advisors, LLC purchased 4,000,000 shares of Series B convertible preferred stock for net proceeds to the Company of approximately $39,450,000 in cash. Also on March 28, 2000, certain other investors purchased warrants to purchase 41,250,000 shares of common stock for $100,000.

WORKING CAPITAL AND RESULTS OF OPERATIONS

The Company had $7,864,000 in cash and cash equivalents available as of March 31, 2002, invested predominantly in instruments that are highly liquid, investment grade securities that have maturities of less than 45 days.

Beginning in the third quarter of 2001, in response to continued unfavorable market conditions for its services, the Company embarked on a review of its operations with the goal of formulating a course of action to minimize near term losses, capital expenditures and reduce cash outflows. As of March 31, 2002, the Company has a single operating subsidiary, a limited number of employees and has significantly reduced fixed expenses. During the three months ended March 31, 2002, the Company used $1,028,000 to fund operations and to make strategic investments. Given the Company's current level of operations, the Company's existing capital resources will be sufficient to meet anticipated cash needs for working capital and capital expenditures for at least the next 12 months.

PROPOSED MERGER WITH FRANKLIN CAPITAL CORPORATION

The Company has initiated a merger transaction with Franklin Capital, subject to certain terms, conditions and stockholder approvals, which would require outlays of capital to complete. On April 3, 2002, the Company loaned to Excelsior approximately $4,708,000 to fund Excelsior's acquisition of certain assets. If the business combination is consummated, and the post combination operations require significant cash outlays to fund operations, the Company may be required to seek additional sources of financing or to sell certain assets.

If the merger is not consummated, the Company may not be able to realize its full investment in Excelsior in the near term. Additionally, the Company is continuously evaluating future acquisitions of businesses and other strategic assets which may also require considerable outlays of capital.

The Company's future contractual obligations at March 31, 2002 were as follows:

                                                                                  2006 and
                                 2002         2003         2004        2005      Thereafter
                                 ----         ----         ----        ----      ----------
                                                      (in thousands)
Operating leases.............. $   706       $  842       $  332       $   46     $    -
Capital Leases................      92          124            -            -          -
Involuntary termination.......     154          216            -            -          -
                                ------       ------       ------       ------     ------
                                $  952       $1,182       $  332       $   46          -
                                ======       ======       ======       ======     ======

         The Company intends to fund these obligations from its cash on hand at March 31, 2002.

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

As of March 31, 2002, the Company held cash and cash equivalents with an average maturity of 45 days or less.

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

None.

ITEM 5 - OTHER INFORMATION

None

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

         (a) The following exhibits are incorporated herein by reference to other documents previously filed with the SEC:

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

2.4 Amendment No. 1 to Agreement and Plan of Merger by and between Change Technology Partners, Inc. and Franklin Capital Corporation, dated April 3, 2002 (filed as an exhibit to the Registrant's Report on Form 8-K dated April 3, 2002 and incorporated herein by reference).

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

10.14 Employment Agreement effective as of September 19, 2001 by and between Change Technology Partners, Inc. and William Avery (filed as an exhibit to the Registrant's Annual Report on Form 10-K dated March 26, 2002 and incorporated herein by reference).

10.15 Severance Compensation Agreement effective as of September 19, 2001 by and between Change Technology Partners, Inc. and William Avery (filed as an exhibit to the Registrant's Annual Report on Form 10-K dated March 26, 2002 and incorporated herein by reference).

10.16 Stock Purchase Agreement by and among NetPro Holdings, Inc., Change Technology Partners, Inc., and Adelson Investors LLC dated November 30, 2001 (filed as an exhibit to the Registrant's Annual Report on Form 10-K dated March 26, 2002 and incorporated herein by reference).

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

10.24 Stock Purchase Agreement between Change Technology Partners, Inc. and Franklin Capital Corporation dated December 4, 2001 (filed as an exhibit to the Registrant's Annual Report on Form 10-K dated March 26, 2002 and incorporated herein by reference).

10.25 Promissory Note issued by Excelsior Radio Networks, Inc. to Change Technology Partners, Inc. dated April 3, 2002 (filed as an exhibit to the Registrant's Report on Form 8-K dated April 3, 2002 and incorporated herein by reference).

10.26 Security Agreement among Excelsior Radio Networks, Inc., Sunshine II, LLC and Change Technology Partners, Inc. dated April 3 2002 (filed as an exhibit to the Registrant's Report on Form 8-K dated April 3, 2002 and incorporated herein by reference).

         (b) The following report on Form 8-K was filed with the SEC during the first quarter of 2002:

                           (i)      On April 3, 2002 reporting matters under
                                    Item 5, Other Events, and Item 7, Financial
                                    Statements and Exhibits.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         Dated:  May 15, 2002


                              CHANGE TECHNOLOGY PARTNERS, INC.


                              By:  /s/ William Avery
                                   ---------------------------------------
                                   William Avery
                                   President, Chief Executive Officer, and Chief Financial Officer