Form 10-Q
period 2002-06-30
CHANGE TECHNOLOGY PARTNERS INC
filed 2002-08-14
CIK 356591

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarter ended June 30, 2002

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ____ to ____

                         COMMISSION FILE NUMBER: 0-13347

                        CHANGE TECHNOLOGY PARTNERS, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          DELAWARE                                      06-1582875
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification no.)
 incorporation or organization)


537 STEAMBOAT ROAD, GREENWICH, CONNECTICUT                    06830
------------------------------------------                  ----------
 (Address of principal executive offices)                   (Zip Code)

                                 (203) 661-6942
                ------------------------------------------------
                (Issuer's telephone number, including area code)

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

The number of shares of the issuer's common stock outstanding on August 10, 2002 was approximately 182,037,507.

                                TABLE OF CONTENTS

                         PART I - FINANCIAL INFORMATION

ITEM 1 - CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

         Consolidated Balance Sheets as of June 30, 2002 (unaudited)
         and December 31, 2001.................................................2

         Consolidated Statements of Operations for the three
         months ended June 30, 2002 and 2001 (unaudited).......................3

         Consolidated Statements of Operations for the six
         months ended June 30, 2002 and 2001 (unaudited).......................4

         Consolidated Statements of Stockholders' Equity for the six
         months ended June 30, 2002 (unaudited)................................5

         Consolidated Statements of Cash Flows for the six
         months ended June 30, 2002 and 2001 (unaudited).......................6

         Notes to Unaudited Interim Condensed Consolidated
         Financial Statements..................................................7

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS................................21

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK ..........30


                           PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS....................................................31

ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS............................31

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES......................................31

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..................31

ITEM 5 - OTHER INFORMATION....................................................31

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K.....................................31

ITEM 7 - SIGNATURES...........................................................36

                         PART I. FINANCIAL INFORMATION

          ITEM 1--CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS:
                        CHANGE TECHNOLOGY PARTNERS, INC.
                                AND SUBSIDIARIES
                           Consolidated Balance Sheets
                (in thousands except share and per share amounts)

                                                                              JUNE 30,        DECEMBER 31,
                                                                                2002             2001
                                                                            ------------------------------
                                                                            (Unaudited)
ASSETS
Cash and cash equivalents, excluding restricted cash of $200 ..........      $  2,031         $  8,892

Accounts receivable, net of allowance of $0 at June 30, 2002 and
   December 31, 2001 ..................................................           289              147
Related party receivable ..............................................           177              204
Notes receivable ......................................................         7,198            2,393

Prepaid expenses and other current assets, including restricted cash of
   $200 at June 30, 2002 and December 31, 2001 ........................           497              442

                  Total current assets ................................        10,192           12,078

Notes receivable, excluding current portion ...........................           450              333
Investments in and loans to unconsolidated subsidiaries ...............           485              720
Property and equipment, net ...........................................           610              786
Goodwill ..............................................................         1,568            1,568
Other assets ..........................................................           607              667
                  Total assets ........................................        13,912           16,152

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable ......................................................           194              280
Accrued expenses ......................................................           754              983
Deferred revenues .....................................................            73                4
Capital lease obligation ..............................................            92               92
                  Total current liabilities ...........................         1,113            1,359

Capital lease obligation, less current portion ........................            63              124
Deferred rent .........................................................            16                9
                  Total liabilities ...................................         1,192            1,492
Stockholders' equity:
Preferred stock:
     Series A - $.06 per share cumulative, convertible share-for-share into common stock; $.10 par value; 500,000 shares authorized,
     645 shares issued and outstanding at June 30, 2002 and
     December 31, 2001, with an aggregate liquidation preference of $1            --               --
Common stock:
     $.01 par value; 500,000,000 shares authorized, 181,322,881 and
     179,022,881 shares issued and outstanding at June 30, 2002 and
     December 31, 2001, respectively ..................................         1,813            1,790
Additional paid-in capital ............................................        94,683           94,637
Deferred compensation .................................................          (703)            (966)
Accumulated deficit ...................................................       (83,073)         (80,801)
                  Total stockholders' equity ..........................        12,720           14,660
                  Total liabilities and stockholders' equity ..........      $ 13,912         $ 16,152

                 See accompanying notes to unaudited condensed
                   consolidated interim financial statements.

                        CHANGE TECHNOLOGY PARTNERS, INC.
                                AND SUBSIDIARIES

                 Unaudited Consolidated Statements of Operations
                (in thousands except share and per share amounts)

                                                                                THREE MONTHS ENDED
                                                                                     JUNE 30,
                                                                           -----------------------------
                                                                             2002               2001
                                                                           ------------     ------------
Revenues ...........................................................                594            1,530
Cost of revenues, including amortization of purchased intangibles of
   $0 and $126, respectively .......................................                326            2,312
                                                                           ------------     ------------
   Gross profit (loss) .............................................                268             (782)

Operating expenses:
Selling, general, and administrative expenses, exclusive of
   equity based compensation of $132 and $165,
   respectively ....................................................              1,486            5,037
Equity based compensation ..........................................                132              165
                Total operating expenses ...........................              1,618            5,202

                Loss from operations ...............................             (1,350)          (5,984)

Other income (expense):
   Interest and dividend income ....................................                262              244
   Interest expense ................................................                 (4)              (4)
   Equity in losses and impairment of investments in
   unconsolidated affiliates .......................................               (260)          (2,261)
                Net loss ...........................................             (1,352)          (8,005)
                                                                           ============     ============

Weighted average common shares outstanding,
     basic and diluted .............................................        179,048,437      141,485,477
                                                                           ============     ============

Basic and diluted net loss per common share ........................              (0.01)           (0.06)
                                                                           ============     ============


                  See accompanying notes to unaudited condensed
                   consolidated interim financial statements.

                        CHANGE TECHNOLOGY PARTNERS, INC.
                                AND SUBSIDIARIES

                 Unaudited Consolidated Statements of Operations
                (in thousands except share and per share amounts)


                                                                                        SIX MONTHS ENDED
                                                                                            JUNE 30,
                                                                              ----------------------------------
                                                                                   2002                 2001
                                                                              -------------        -------------
Revenues ...............................................................      $       1,333        $       3,404
Cost of revenues, including amortization of purchased
     intangibles of  $0 and $441, respectively .........................                607                4,364
                                                                              -------------        -------------
                Gross profit (loss) ....................................                726                 (960)

Operating expenses:
Selling, general, and administrative expenses, exclusive of equity based compensation of $263 and $2,794, respectively
                                                                                      2,556                7,821
Equity based compensation ..............................................                263                2,794
                                                                              -------------        -------------
                Total operating expenses ...............................              2,819               10,615

                Loss from operations ...................................             (2,093)             (11,575)

Other income (expense):
     Interest and dividend income ......................................                412                  610
     Interest expense ..................................................                 (9)                  (7)
      Equity in losses and impairment of investments in unconsolidated
         affiliates ....................................................               (582)              (3,074)
                                                                              -------------        -------------
                Net loss ...............................................             (2,272)             (14,046)
                                                                              =============        =============

Weighted average common shares outstanding,
     basic and diluted .................................................        179,023,094           97,344,526
                                                                              =============        =============
Basic and diluted net loss per common share ............................              (0.01)               (0.14)
                                                                              =============        =============


                  See accompanying notes to unaudited condensed
                   consolidated interim financial statements.

                        CHANGE TECHNOLOGY PARTNERS, INC.
                                AND SUBSIDIARIES

            Unaudited Consolidated Statement of Stockholders' Equity
                         Six Months Ended June 30, 2002
                       (in thousands except share amounts)

                                  SERIES A                                ADDITIONAL
                               PREFERRED STOCK      COMMON STOCK           PAID IN      DEFERRED    ACCUMULATED  TOTAL STOCKHOLDERS'
                               SHARES  AMOUNT      SHARES       AMOUNT     CAPITAL    COMPENSATION     DEFICIT        EQUITY
                               ------  -------  -------------   -------   ----------  ------------  -----------  -------------------
Balance at December
  31, 2001 .................    645     $  --    179,022,881    $ 1,790    $ 94,637    $   (966)     $(80,801)        $ 14,660

Amortization of deferred
  compensation .............     --        --             --         --          --         263            --              263

Release of shares from
  escrow in connection
  with acquisition of
  Iguana Studios, Inc. .....     --        --      2,300,000         23          46          --            --               69

Net loss ...................     --        --             --         --          --          --        (2,272)          (2,272)
                                ---     -----   ------------    -------    --------    ---------     ---------        --------

Balance at June 30,
  2002 (unaudited) .........    645     $  --    181,322,881    $ 1,813    $ 94,683    $   (703)      (83,073)        $ 12,720
                                ===     =====   ============    =======    ========    =========     =========        ========


                  See accompanying notes to unaudited condensed
                   consolidated interim financial statements.

                        CHANGE TECHNOLOGY PARTNERS, INC.
                                AND SUBSIDIARIES
                 Unaudited Consolidated Statements of Cash Flows
                                 (in thousands)

                                                                                  SIX MONTHS ENDED
                                                                                     JUNE 30,
                                                                              -----------------------
                                                                                2002           2001
                                                                              --------      ---------
Cash flows from operating activities:
     Net loss ...........................................................     $(2,272)      $(14,046)
     Adjustments to reconcile net loss to net cash used in
     operating activities:
        Depreciation and amortization ...................................         211          1,498
        Provision for doubtful accounts .................................          --             43
        Equity based compensation .......................................         263          2,794
        Equity in losses of unconsolidated subsidiary ...................         155          3,074
        Accretion of loan discount ......................................         (54)            --
        Impairment loss .................................................         427             --
        Accrued interest on notes receivable ............................        (233)            --
        Changes in operating assets and liabilities, net of acquisitions:
           Accounts receivable ..........................................        (142)           213
           Unbilled receivables .........................................          --              5
           Related party receivable .....................................          27           (293)
           Prepaid expenses and other assets ............................           5           (501)
           Deferred revenue .............................................          69            (98)
           Accounts payable and accrued liabilities .....................        (308)           170
                                                                              -------       --------
                  Net cash used in operating activities .................      (1,852)        (7,144)

Cash flows from investing activities:
     Purchase of property and equipment .................................         (35)          (669)
     Cash paid for notes receivable .....................................      (4,708)          (500)
     Principle and interest payments - received .........................          73             --
     Cash paid for cost method investments and acquisitions,
     net of cash acquired ...............................................        (278)        (4,076)
                                                                              -------       --------

                  Net cash used in investing activities .................      (4,948)        (5,245)

Cash flows from financing activities:
     Principal payments under capital leases ............................         (61)           (12)
     Principle payments under loans payable .............................          --           (126)
                                                                              -------       --------
                  Net cash used in financing activities .................         (61)          (138)

                  Net decrease in cash and cash equivalents .............     $(6,861)      $(12,524)

Cash and cash equivalents at beginning of period ........................     $ 8,892       $ 30,333
                                                                              -------       --------

Cash and cash equivalents at end of period, excluding
     restricted cash of $200 ............................................     $ 2,031       $ 17,809
                                                                              =======       ========

                 See accompanying notes to unaudited condensed
                   consolidated interim financial statements.

                        CHANGE TECHNOLOGY PARTNERS, INC.
                                AND SUBSIDIARIES

     Notes to Unaudited Condensed Consolidated Interim Financial Statements
                                  June 30, 2002
                        (in thousands, except share data)

(1) DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Arinco Computer Systems Inc., the predecessor of the Company and its subsidiaries, (the "Company"), was incorporated on March 31, 1978; however, the Company formally commenced implementation of its plan to provide professional consulting services on June 15, 2000. The Company provided a broad range of professional consulting services, including e-services and technology strategy, online branding, web architecture and design, systems integration, systems architecture and outsourcing. The Company has served clients throughout the United States and, as of June 30, 2002, has offices in Connecticut, New York and California. During the year ended December 31, 2001, the Board of Directors voted to divest the Company of a majority of its then existing operations.

At June 30, 2002, the Company's consolidated subsidiaries are:

     o Iguana Studios, Inc. (which has limited continuing operating activities)

     o    Papke-Textor, Inc. d/b/a Canned Interactive ("Canned")

Simultaneous with the divestiture, the Company is evaluating new strategic business and investment opportunities.

Based on the Company's assessment of the opportunities in the radio business, the Board of Directors decided to merge with Franklin Capital Corporation and jointly develop and acquire network radio programming and sales and syndication businesses. On December 4, 2001 the Company entered into an agreement and plan of merger with Franklin Capital. On July 1, 2002, the Company received a notice of termination from Franklin Capital terminating the proposed merger. In light of the termination of the proposed merger, the Company is evaluating other new strategic business and investment opportunities.

INTERIM RESULTS

The accompanying unaudited consolidated balance sheet as of June 30, 2002, the unaudited consolidated statements of operations and cash flows for the periods ended June 30, 2002 and 2001, and the unaudited consolidated statement of stockholders' equity as of June 30, 2002 have been prepared by the Company. In the opinion of management, the accompanying condensed consolidated financial statements have been prepared on the same basis as the annual audited financial statements and contain all adjustments, which include only normal recurring adjustments, considered necessary for a fair presentation of the Company's financial position, results of operations and cash flows at the dates and for the periods presented in conformity with accounting principles generally accepted in the United States applicable to interim periods.

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

                        CHANGE TECHNOLOGY PARTNERS, INC.
                                AND SUBSIDIARIES

     Notes to Unaudited Condensed Consolidated Interim Financial Statements
                                  June 30, 2002
                        (in thousands, except share data)

the financial statements and the reported amounts of revenues and expense during the reporting period. Actual results could differ from those estimates.

While the Company believes that the disclosures presented are adequate to make the information not misleading, these condensed consolidated financial statements should be read in conjunction with the audited financial statements and related notes for the fiscal year ended December 31, 2001, which are contained in the Company's Annual Report on Form 10-K. The results for the six month period ended June 30, 2002 are not necessarily indicative of the results to be expected for the full fiscal year or for any future periods.

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

REVENUE RECOGNITION

Revenues are recognized for fixed price arrangements in the period services are rendered using the percentage-of-completion method, based on the percentage of costs incurred to date to total estimated projects costs, provided the Company has the ability to produce reasonably dependable estimates, collection of the resulting receivable is probable and no significant obligations remain. The cumulative impact of any revision in estimates of the cost to complete and losses on projects in process are reflected in the period in which they become known. For the six months ended June 30, 2002 the Company's revenues were recognized under the completed contract method of accounting as the Company does not have reasonably dependable estimates with respect to projects at Canned. Canned's projects are typically short term in nature, generally spanning less than 90 days.

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

                        CHANGE TECHNOLOGY PARTNERS, INC.
                                AND SUBSIDIARIES

     Notes to Unaudited Condensed Consolidated Interim Financial Statements
                                  June 30, 2002
                        (in thousands, except share data)

If amounts are received in advance of services being performed, the amounts are recorded and presented as deferred revenues.

In November 2001, the Emerging Issues Task Force ("EITF") concluded that reimbursements for out-of-pocket-expenses incurred should be included in revenue in the income statement and subsequently issued EITF 01-14, "Income Statement Characterization of Reimbursements Received for `Out-of-Pocket' Expenses Incurred" in January 2002. The Company adopted EITF 01-14 effective January 1, 2002 and has reclassified financial statements for prior periods to comply with the guidance in this EITF. Reimbursable expenses were de minimus for all periods presented.

COST OF REVENUES

Cost of revenues consists primarily of compensation of billable employees, travel, subcontractor costs, and other costs directly incurred in the delivery of services to clients. Billable employees are full time employees and subcontractors whose time are spent servicing client projects. Also included in cost of revenues in the statement of operations for the three and six months ended June 30, 2001 is the amortization of certain purchased intangible assets, representing the value of customer relationships and workforces acquired. Amortization of the remaining acquired workforce ceased upon adoption of SFAS 142 on January 1, 2002.

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

The Company derived revenues from certain key customers during the three and six months ended June 30, 2002. Two customers accounted for 57% and 14% of total revenues during the six months ended June 30, 2002 and two customers accounted for 61% and 13% of total revenues during the three months ended June 30, 2002. No other customer accounted for more than 10% of the Company's revenues during the three and six months ended June 30, 2002 or 2001.

At June 30, 2002, one of these customers comprised 34% of accounts receivable. Three other customers comprised 21%, 16% and 11% of total accounts receivable at June 30, 2002. At December 31, 2001, these same customers comprised 39%, 0%, 0% and 20% of total accounts receivable, and one other customer comprised 20% of accounts receivable at December 31, 2001.

                        CHANGE TECHNOLOGY PARTNERS, INC.
                                AND SUBSIDIARIES

     Notes to Unaudited Condensed Consolidated Interim Financial Statements
                                  June 30, 2002
                        (in thousands, except share data)

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

The following securities were not included in the computation of diluted net loss per share because to do so would have had an antidilutive effect for the periods presented:

                                                        June 30,    December 31,
                                                          2002          2001
                                                       ----------   ------------
         Stock Options...........................         490,373    16,133,768
         Warrants................................      25,781,252    41,250,000
         Series A Convertible Preferred Stock....             645           645

As a result, the basic and diluted net loss per share is equal for all periods presented.

PURCHASED INTANGIBLE ASSETS AND GOODWILL

Effective June 2001, the Company adopted Financial Accounting Standards Board Statement of Accounting Standards (SFAS) 141, "Business Combinations". Effective January 1, 2002, the Company adopted SFAS 142, "Goodwill and Intangible Assets" and SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 141 requires that acquisitions entered into after June 30, 2001 be accounted for using the purchase method and establishes criteria to be used in determining whether acquired intangible assets are to be separated from goodwill. At January 1, 2002 the intangible assets consisted of goodwill and the subsumed workforce acquired in connection with the acquisition of Canned.

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

                        CHANGE TECHNOLOGY PARTNERS, INC.
                                AND SUBSIDIARIES

     Notes to Unaudited Condensed Consolidated Interim Financial Statements
                                  June 30, 2002
                        (in thousands, except share data)

                                        Three months ended June 30,    Six months ended June 30,
                                        ---------------------------    -------------------------
                                            2002          2001            2002           2001
                                        ------------   ------------    -----------    ----------
NET LOSS
Reported loss ....................         $(1,352)     $(8,005)       $  (2,272)        (14,046)
Add back: Goodwill amortization...              --          732               --           1,201
                                           -------      -------        ---------        --------
Adjusted net loss ................         $(1,352)     $(7,273)       $  (2,272)       $(12,845)
                                           =======     ========        =========        ========

PER SHARE OF COMMON STOCK
Basic and Diluted:
 Reported loss ...................         $ (0.01)    $  (0.06)           (0.01)          (0.14)
 Add back: Goodwill amortization..            --           0.01             --              0.01
                                           -------      -------        ---------        --------
 Adjusted net loss ...............         $ (0.01)    $  (0.05)           (0.01)          (0.13)
                                           =======     ========        =========        ========

(2) INVESTMENTS IN AND LOANS TO UNCONSOLIDATED SUBSIDIARIES

The following summarizes the Company's ownership interests in unconsolidated subsidiaries accounted for under the equity method or cost method of accounting (in thousands):

                                                             June 30,                December 31,
                                                               2002                     2001
                                                        -------------------      -------------------
                                                        Carrying      Cost       Carrying      Cost
                                                         Value        Basis       Value        Basis
                                                        --------     ------      --------     ------
Equity method investments:
     Broadstream.com Inc. ("Broadstream") .........      $ --        $7,100       $ --        $7,100
     NetPro Holdings, Inc. ("NetPro") .............        --           400         33           200
     InSys LLC ("InSys") ..........................       157           323        312           323

Cost method investments:
     Livesky, Inc. ("Livesky") ....................        --           125        125           125
     Excelsior Radio Networks, Inc. ("Excelsior")..       250           250        250           250
     Alacra, Inc. ("Alacra") ......................        78            78         --            --
                                                         ----        ------       ----        ------

Total investments .................................      $485        $8,276       $720        $7,998
                                                         ====        ======       ====        ======

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

                        CHANGE TECHNOLOGY PARTNERS, INC.
                                AND SUBSIDIARIES

     Notes to Unaudited Condensed Consolidated Interim Financial Statements
                                  June 30, 2002
                        (in thousands, except share data)

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

On August 15, 2001 the Company purchased a secured convertible promissory note from Broadstream in exchange for $600 in connection with an aggregate $1,600 bridge loan financing consummated by Broadstream. The aggregate bridge loan financing was secured by all of Broadstream's assets. The note also contained certain conversion provisions in the event Broadstream were to close a new round of financing or enter into certain transactions.

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

As of December 31, 2001 the Company's interest in NetPro represented approximately 38% of NetPro outstanding equity, and was being accounted for under the equity method of accounting. The Company's proportionate share NetPro's net losses totaled $167 from the date of investment through December 31, 2001.

                        CHANGE TECHNOLOGY PARTNERS, INC.
                                AND SUBSIDIARIES

     Notes to Unaudited Condensed Consolidated Interim Financial Statements
                                  June 30, 2002
                        (in thousands, except share data)

On January 10, 2002, the Company invested an additional $100 in NetPro Series B-1 stock, and on March 7, 2002 the Company invested a final $100 in NetPro Series B-1 stock. On March 14, 2002, the board of directors of NetPro voted to suspend all of NetPro's business operations and immediately terminate substantially all of its employees due to NetPro's loss of significant clients and associated revenues. The Company has no obligation to provide additional funding to NetPro. As a result of this action, the Company evaluated the recoverability of this investment by comparison of its carrying value relative to estimated future cash flows. As a result of this analysis, the Company recorded an impairment charge to reduce the remaining investment balance to $0. The Company's proportionate share of net loss, and impairment charge, for the six months ended June 30, 2002, totaling $233 is included in equity in net loss and impairment of investment in unconsolidated affiliates in the accompanying statement of operations.

INVESTMENT IN AND NOTE RECEIVABLE FROM EXCELSIOR RADIO NETWORKS

On August 28, 2001 the Company purchased a promissory note and warrant from Excelsior Radio Networks, Inc. (d/b/a Excelsior Capital, Inc.) ("Excelsior") for $2,250. Excelsior, a subsidiary of Franklin Capital Corporation ("Franklin"), concurrently purchased certain assets from affiliates of Winstar Communications, Inc., which produces syndicate and distributes radio programs and services. Excelsior had substantially no operations prior to this transaction. The note earns interest at a rate of 8.5% per annum, matures on September 30, 2002 and is secured by all of Excelsior's assets.

The warrant to purchase 482,955 shares of Excelsior's common stock at an exercise price of $1.125 per share had an allocated fair value of approximately $112 and represented 11% of Excelsior's fully diluted capital stock as of the date of issuance. The warrant is included in other assets in the accompanying balance sheet.

The allocated fair value of the note receivable, totaling $2,138, is included in notes receivable in the accompanying balance sheet. Also included in notes receivable is the periodic accretion of the note discount, totaling $54 for the six months ended June 30, 2002, which is charged to interest income in the accompanying statement of operations.

On December 4, 2001 the Company purchased from Franklin 250,000 shares of common stock, or an approximate 10% equity interest of Excelsior, for $250. This investment is being accounted for under the cost method of accounting.

On April 3, 2002, the Company loaned to Excelsior an aggregate principal amount of approximately $4,708 for the purpose of funding a portion of the initial cash purchase price of Excelsior's acquisition of certain assets of Dial Communications Group, LLC and Dial Communications Group, Inc. The note earns interest at a rate of 12% per annum, matures on April 3, 2003 and is secured by the assets of Excelsior.

On December 4, 2001 the Company initiated a business combination whereby the Company planned to acquire all issued and outstanding common stock of Franklin in a stock-for-stock

                        CHANGE TECHNOLOGY PARTNERS, INC.
                                AND SUBSIDIARIES

     Notes to Unaudited Condensed Consolidated Interim Financial Statements
                                  June 30, 2002
                        (in thousands, except share data)

exchange. On July 1, 2002 the Company received a notice of termination from Franklin terminating the proposed merger.

The $2,250 and $4,708 notes mature in September, 2002 and April, 2003, respectively. From the date of issuance through June 30, 2002 quarterly interest payments of $48,000 per quarter have been made in accordance with the terms of the notes. The notes are collateralized pursuant to Security Agreements which were attached to the Company's Forms 8-K filed with the Securities and Exchange Commission on September 11, 2001 and April 4, 2002, respectively. The assets subject to these agreements represent substantially all of Excelsior's assets, including syndicated programs and services heard on more than 2,000 radio stations nationwide across most major formats. Excelsior also sells the advertising inventory radio stations provide in exchange for Excelsior's content. The programming and content owned by Excelsior include prep services as well as long form and short form programming. Additionally, Excelsior has a number of independent producer clients, which range from talk and music programs to news and traffic services.

INVESTMENT IN LIVESKY

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

In June 2002, the Company received notice that the board of directors of LiveSky had voted to liquidate LiveSky in the context of a Chapter 7 bankruptcy case. The Company has no obligation to provide additional funding to LiveSky. As a result of this action, the Company evaluated the recoverability of this investment by comparison of its carrying value relative to future cash flows. As a result of this analysis, the Company recorded an impairment charge to reduce the remaining balance to $0. The impairment charge, totaling $125 for the six months ended June 30, 2002, is included in equity in net loss and impairment of investments in unconsolidated affiliates in the accompanying statement of operations.

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

                        CHANGE TECHNOLOGY PARTNERS, INC.
                                AND SUBSIDIARIES

     Notes to Unaudited Condensed Consolidated Interim Financial Statements
                                  June 30, 2002
                        (in thousands, except share data)

(3) ACQUISITIONS AND DIVESTITURES

ACQUISITION OF EHOTHOUSE, INC.

In February 2001, the Company acquired the remaining outstanding minority interest of its subsidiary, eHotHouse, for 2,155,519 shares of the Company's common stock valued at $2,700 and approximately $218 in cash. The acquisition was accounted for using the purchase method of accounting and accordingly, the purchase price was allocated to the pro rata portion of tangible and intangible assets acquired on the basis of their respective fair values on the date of acquisition. Of the total purchase price, approximately $2,900 was allocated to identified intangible assets, including the assembled workforce. The fair value of acquired intangible assets was capitalized and was being amortized over the estimated useful life of three years. Related amortization for the six months ended June 30, 2001 totaled $405.

Also in February 2001, the Company acquired the former Chief Executive Officer's (of the Company and eHotHouse) shares of eHotHouse common stock in exchange for approximately $182 in cash and 3,144,494 shares of Company common stock. This transaction was accounted for as the settlement of a prior stock award and, accordingly, the Company recognized $2,600 in related compensation expense, representing the excess of the fair value of the cash and Company shares issued as settlement over the fair value of the eHotHouse shares on the original date of grant. Of this amount, $2,500, representing the stock portion of the settlement, was included in equity-based compensation in the statement of operations for the six months ended June 30, 2001.

Subsequent to the acquisition of the remaining outstanding minority interest, eHotHouse was merged with and into the Company.

In July 2001, the Board of Directors terminated the employment of the Company's President and Chief Executive Officer. The former executive had an employment agreement dated August 21, 2000 that provided for severance benefits. The Company has paid, and will continue to pay, the former executive the severance he is entitled to under his employment agreement. The related obligation totaled $305 at June 30, 2002 and is included in accrued expenses in the accompanying balance sheet.

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

                        CHANGE TECHNOLOGY PARTNERS, INC.
                                AND SUBSIDIARIES

     Notes to Unaudited Condensed Consolidated Interim Financial Statements
                                  June 30, 2002
                        (in thousands, except share data)

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

The total purchase price of $867 consisted of cash, including acquisition related expenses consisting primarily of payments for legal and financial advisory services. Of the total purchase price, approximately $700 was allocated to net tangible assets and the remainder was allocated to identified intangible assets, including the customer list and assembled workforce. The fair value of acquired intangible assets was capitalized and was being amortized over their estimated useful lives of three years. Related amortization for the six months ended June 30, 2001 was $26.

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

Concurrently the Company loaned InSys $100 evidenced by a promissory note. The note bears interest at a rate equal to the London Interbank offer rate plus 2%, until the principal amount of the note is paid in full. InSys is obligated to pay, on an annual basis, at a minimum, 50% of the excess of its annual earnings before taxes.

The Company's retained equity interest and note receivable, net of the Company's pro rata share of InSys' net losses absorbed during the period from November 8, 2001 to December 31, 2001, totaled $312 which is included investments in and loans to unconsolidated subsidiaries on the accompanying balance sheet as of December 31, 2001. The Company's pro rata share of InSys' net loss for the six months ended June 30, 2002 totaled $155, which is included in equity in losses of unconsolidated affiliates in the accompanying statement of operations.

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

                        CHANGE TECHNOLOGY PARTNERS, INC.
                                AND SUBSIDIARIES

     Notes to Unaudited Condensed Consolidated Interim Financial Statements
                                  June 30, 2002
                        (in thousands, except share data)

assumed are included in the Company's consolidated financial statements from the date of acquisition.

The total purchase price of approximately $1,400 consisted of $700 of eHotHouse common stock (1,020,000 shares), $700 in cash including other acquisition related expenses, consisting primarily of payments for legal and financial advisory services. Of the total purchase price, $47 was allocated to net tangible liabilities assumed, and the remainder was allocated to identified intangible assets, including customer lists and the assembled workforce. The fair value of the identified intangible assets was determined using the income approach for the customer list, and the replacement cost approach for the value of the assembled workforce. The purchased intangible assets were being amortized over their estimated useful lives of three years. Related amortization for the six months ended June 30, 2001 totaled $238. As a result of the aforementioned terminations, coupled with the historical and projected operating and cash flow losses, the Company evaluated the recoverability of its acquired intangible assets by comparison of the carrying value relative to future cash flows. As a result, the Company recorded impairment charges that reduced the remaining carrying value of the related intangibles to $0 as of December 31, 2001.

On November 2, 2001 the Company sold all issued and outstanding shares of RAND to certain members of management in exchange for 375,039 shares of the Company's common stock, and a warrant to purchase such amount of shares of common stock that shall equal, at the time of exercise, 30% of the issued and outstanding shares of RAND common stock on a fully diluted basis. Such warrants have a stated exercise price of $1.00 in the aggregate, expire on November 3, 2013, and are contingently exercisable upon the occurrence of certain prospective events, as defined.

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

The business combination was accounted for using the purchase method of accounting and, accordingly, the total consideration was allocated to the tangible and intangible assets acquired and liabilities assumed on the basis of their respective fair values on the date of acquisition. The results of operations of Iguana, and the estimated fair value of the assets acquired and liabilities assumed are included in the Company's consolidated financial statements from the date of acquisition. Of the total purchase price, approximately $1,815 was allocated to the net tangible assets acquired, $1,300 was allocated to identified intangible assets, including customer base and assembled workforce, and the remainder was allocated to goodwill. The fair value of the identified intangible assets was determined using an income approach for the customer base, and the replacement cost approach for the assembled workforce. The purchased intangible assets and goodwill were being amortized over their estimated useful lives of three years. Related amortization for the six months ended June 30, 2001 totaled $732.

As a result of the aforementioned terminations, coupled with the historical, current and projected operating and cash flow losses the Company evaluated the recoverability of its acquired intangible assets and goodwill by comparison of the carrying value relative to future cash flows. As a result, the Company recorded impairment charges that reduced the remaining carrying value of the related intangibles to $0 as of December 31, 2001.

Also in connection with the acquisition of Iguana, 2,300,000 shares of the Company's common stock were placed in escrow (the "Escrow Shares"). The related contingency period expired in July 2002, and the fair value of such shares was included in the aggregate purchase price. As of December 31, 2001 all employees of Iguana had been terminated, and the subsidiary's operating activities had ceased. The remaining net book value of Iguana intangibles was $0. Accordingly, the Company has recorded additional impairment charges totaling $69 representing the fair value of such shares.

ACQUISITION OF PAPKE-TEXTOR, INC.

In June 2001, the Company acquired Papke-Textor, Inc. d/b/a Canned Interactive ("Canned"), a Los Angeles-based media and entertainment interactive agency, for approximately $1,100 in cash, including acquisition costs, and 6,436,552 shares of the Company's common stock valued at approximately $1,000.

The business combination was accounted for using the purchase method of accounting and, accordingly, the total consideration was allocated to the tangible and intangible assets acquired and liabilities assumed on the basis of their respective fair values on the date of acquisition. The results of operations of Canned, and the estimated fair value of the assets acquired and liabilities assumed are included in the Company's consolidated financial statements from the date of acquisition. Of the total purchase price, approximately $104 was allocated to the net tangible liabilities assumed, $2,177 was allocated to identified intangible assets, primarily assembled workforce, and to goodwill. The fair value of the identified intangible assets was determined using the replacement cost approach for the assembled workforce. The purchased intangible assets and goodwill were being amortized over their estimated useful lives of three years. On January 1, 2002, in connection with the Company's adoption of SFAS 142, the value ascribed to the acquired workforce was subsumed into goodwill, and amortization of these assets ceased. The remaining unamortized amount, totaling $1,568 at June 30, 2002 is included in goodwill in the accompanying balance sheet.

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

                        CHANGE TECHNOLOGY PARTNERS, INC.
                                AND SUBSIDIARIES

     Notes to Unaudited Condensed Consolidated Interim Financial Statements
                                  June 30, 2002
                        (in thousands, except share data)

(4) NOTES RECEIVABLE

In April 2001, the Company loaned two consultants an aggregate of $500. The full recourse promissory notes, with initial principal amounts of $350 and $150, respectively, accrue interest at the rate of 7.25% per annum. Payments are due in various installments of principal plus accrued interest commencing on April 25, 2002 and continuing annually thereafter through April 25, 2006. In April 2002, the Company received the first such installment, totaling $60.

(5) COMMITMENTS AND CONTINGENCIES

OPERATING LEASES

The Company leases its facilities under operating lease agreements. The following are the future minimum lease payments under non-cancelable leases as of June 30, 2002:

                         PERIOD ENDED
                         DECEMBER 31,            OPERATING            CAPITAL
                         ------------            ---------            -------
            2002.............................          498                49
            2003.............................          850               110
            2004.............................          184                --
            2005.............................           46                --
                                                 ---------            -------
            Total Lease  Obligation..........    $   1,578               159
            Amount Representing Interest.....                             (4)
                                                 ---------            -------
                                                                         155
            Current Portion..................                             92
                                                                      -------
            Long Term Portion................                             63

As a result of the Company's divestiture of certain operations, employee terminations and terminated business combination, the Company has evaluated its numerous alternatives with respect to its contractual obligations concerning leased facilities. As of June 30, 2002, the Company has determined that certain facilities have no substantive future use or benefit to the Company. The Company has accrued the remaining costs, net of sublease income, relating to these leases of $380 at June 30, 2002.

LEGAL PROCEEDINGS

The Company is involved in various legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position, results of operation or liquidity.

(6) STOCKHOLDER'S EQUITY

In April, 2002 the Company cancelled 15,468,748 outstanding warrants with a weighted average exercise price of $0.85 in exchange for no consideration.

                        CHANGE TECHNOLOGY PARTNERS, INC.
                                AND SUBSIDIARIES

     Notes to Unaudited Condensed Consolidated Interim Financial Statements
                                  June 30, 2002
                        (in thousands, except share data)

(7) RELATED PARTY TRANSACTIONS

During the six months ended June 30, 2002, the Company incurred legal fees in connection with certain transactions and other matters in the normal course of business. A portion of these services were provided by a firm, of which a member of the Board of Directors of the Company is a partner. Fees incurred by this firm totaled approximately $238 in the six months ended June 30, 2002.

Additionally, during the six months ended June 30, 2002, the Company incurred management and investment advisory service fees in connection with identifying, evaluating, negotiating, and managing investment opportunities for the Company. These services were provided by a firm of which the current President and Chief Executive Officer of the Company was previously affiliated. Fees incurred by this firm totaled $135 the six months ended June 30, 2002. Additionally, this firm occupies a portion of the Company's office space in Connecticut, for which it pays rent at fair market value. Such payments to the Company totaled $115 during the six months ended June 30, 2002. Furthermore, the firm was indebted to the Company in the amount of $177 at June 30, 2002 for its pro rata share of certain leasehold improvements and rental payments due, which are reflected in the related party receivable in the accompanying balance sheet.

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

         The Company has reduced its deferred tax assets to an amount that the Company believes is more likely than not to be realized, which was $0 at December 31, 2001 and June 30, 2002. In so doing, the Company has estimated future taxable losses in determining the valuation allowance. In the event that actual results differ from these estimates or these estimates are adjusted in future periods, the Company may need to modify its valuation allowance which could materially affect its financial position and results of operations.

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

         On December 4, 2001 the Company entered into an agreement and plan of merger with Franklin Capital Corporation, a Delaware corporation. On July 1, 2002 the Company received a notice of termination from Franklin terminating the proposed merger.

         The Company made two investments in 2001 and one in the first quarter of 2002 in Excelsior Radio Networks, Inc. (f/k/a eCom Capital, Inc.), a subsidiary of Franklin Capital, which produces, syndicates and distributes radio programs and related services. The Company purchased a promissory note and warrant for $2,250,000 from Excelsior in August 2001 and in December 2001 purchased 250,000 common shares of Excelsior from Franklin Capital for $250,000. In April 2002 the Company purchased an additional promissory note from Excelsior for $4,708,200 in conjunction with the purchase by Excelsior of Dial Communication Group Inc. and Dial Communications Group LLC. The two notes mature in September 2002 and April 2003, respectively. From the date of issuance through June 30, 2002 quarterly interest payments of $48,000 per quarter have been made in accordance with the terms of the notes. The notes are collateralized pursuant to Security Agreements which were attached to the Company's Forms 8-K filed with the Securities and Exchange Commission on September 11, 2001 and April 4, 2002, respectively. The assets subject to these agreements represent substantially all of Excelsior's assets, including syndicated programs and services heard on more than 2,000 radio stations nationwide across most major formats. Excelsior also sells the advertising inventory radio stations provide in exchange for Excelsior's content. The programming and content owned by Excelsior include prep services as well as long form and short form programming. Additionally, Excelsior has a number of independent producer clients, which range from talk and music programs to news and traffic services.

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

         Also as a result of these actions, the Company incurred severance charges totaling $1,326,000. As of June 30, 2002, $1,021,000 of this amount has been paid.

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

         Revenues are recognized for fixed price arrangements in the period services are rendered using the percentage-of-completion method, based on the percentage of costs incurred to date to total estimated projects costs, provided the Company has the ability to produce reasonably dependable estimates, collection of the resulting receivable is probable and no significant obligations remain. The cumulative impact of any revision in estimates of the cost to complete and losses on projects in process are reflected in the period in which they become known. For the six months ended June 30, 2002 the Company's revenues were recognized under the completed contract method of accounting as the Company does not have reasonably dependable estimates with respect to projects at Canned. Canned's projects are typically short term in nature, generally spanning less than 90 days.

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

         Agreements entered into in connection with time-and-materials projects are generally terminable by the client upon 30-days' prior written notice, and clients are required to pay the Company for all time, materials and expenses incurred by the Company through the effective date of termination. Agreements entered into in connection with fixed-fee projects are generally terminable by the client upon payment for work performed and the next progress payment due. If clients terminate existing agreements or if the Company is unable to enter into new agreements, the Company's business, financial condition and results of operations could be materially and adversely affected. In addition, because a significant portion of the Company's expenses is fixed, a variation in the number of client engagements can cause significant variations in operating results from quarter to quarter.

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

         The Company's equity based compensation expense is comprised of amortization of the deferred compensation associated with the grant of stock options to the Board of Directors and President and Chief Executive Officer. Such cost is measured as the difference between the exercise price of options granted and the fair market value of the underlying stock on the date of measurement, and is being recognized as expense over the vesting period of the options. Also included in the equity based compensation during the six months ended June 30, 2001 is the cost associated with 3,144,494 shares of Common Stock issued as partial consideration in exchange for the former President and Chief Executive Officer's shares of eHotHouse, a subsidiary. Such cost is measured as the difference between the fair value of the shares issued over that of the eHotHouse shares on the original date of grant. The Company incurred approximately $263,000 and $2,794,000 in equity based compensation expense during the six months ended June 30, 2002 and 2001, respectively.

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

         As a result of the aforementioned terminations, coupled with the historical, current and projected operating and cash flow losses, the Company evaluated recoverability of its acquired intangible assets acquired from eHotHouse by comparison of the carrying value relative to future cash flows. As a result, the Company recorded impairment charges, which reduced the carrying value of the eHothouse intangibles to $0 as of December 31, 2001.

         INSYS. On October 18, 2000, eHotHouse acquired substantially all of the operating assets and assumed certain liabilities of InSys, a provider of systems integration services, in exchange for $900,000 in cash including acquisition costs. The business combination was accounted for using the purchase method.

         During the year ended December 31, 2001 as a result of the aforementioned terminations, coupled with the historical, current and projected operating and cash flow losses, the Company evaluated the recoverability of its acquired intangible assets by comparison of the carrying value relative to future cash flows. As a result, the Company recorded impairment charges, which reduced the carrying value of the Insys intangibles to $0 as of December 31, 2001.

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

         As a result of the aforementioned terminations, coupled with the historical, current and projected operating and cash flow losses, the Company evaluated the recoverability of its acquired intangible assets by comparison of the carrying value relative to future cash flows. As a result, the Company recorded impairment charges, which reduced the carrying value of the RAND intangibles to $0 as of December 31, 2001.

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

         As a result of the terminations referred to above, coupled with the historical, current and projected operating and cash flow losses, the Company evaluated recoverability of its acquired intangible assets and goodwill acquired from Iguana by comparison of the carrying value relative to future cash flows. As a result, the Company recorded impairment charges that reduced the carrying value of the Iguana intangibles to $0 as of December 31, 2001.

Also in connection with the acquisition of Iguana, 2,300,000 shares of the Company's common stock were placed in escrow (the "Escrow Shares"). The related contingency period expired in July 2002, and the fair value of such shares was included in the aggregate purchase price. As of December 31, 2001 all employees of Iguana had been terminated, and the subsidiary's operating activities had ceased. The remaining net book value of Iguana intangibles was $0. Accordingly, the Company has recorded additional impairment charges totaling $69,000 representing the fair value of such shares.

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

         On December 24, 2001, the Company purchased 1,585,479 shares of NetPro Series B-1 convertible redeemable participating preferred stock in exchange for $200,000 in connection with a larger ongoing financing effort by NetPro. On January 10, 2002, the Company invested an additional $100,000 in NetPro Series B-1 stock, and on March 7, 2002 the Company invested a final $100,000 in NetPro Series B-1 stock. On March 14, 2002, the board of directors of NetPro voted to suspend all of the company's business operations and immediately terminate substantially all of its employees due to NetPro's loss of significant clients and associated revenues

RESULTS OF OPERATIONS

THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO THREE
MONTHS AND SIX MONTHS ENDED JUNE 30, 2002

REVENUES. Revenues decreased from $1,530,000 in the three months ended June 30, 2001 to $594,000 in the three months ended June 30, 2002 and from $3,404,000 in the six months ended June 30, 2001 to $1,333,000 in the six months ended June 30, 2002. This decrease is a result of the Company's divestitures of operating businesses.

COST OF REVENUES. Cost of revenues consists principally of costs directly incurred in the delivery of services to clients, primarily consisting of compensation of billable employees. Billable employees are full time employees and sub-contractors whose time spent working on client projects is charged to that client at agreed-upon rates. Billable employees are our primary source of revenue. Such costs decreased from $2,312,000 in the three months ended June 30, 2001 to $326,000 in the three months ended June 30, 2002, or 55% of revenues and from 4,364,000 in the six months ended June 30, 2001 to $607,000 in the six months ended June 30, 2002, or 46% of revenues. The decrease is a result of the divestitures of InSys and RAND, and the downsizing of Iguana's operations.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses consist primarily of compensation and related benefits, professional services fees, facilities costs, and advertising and promotional costs. Selling, general and administrative expenses decreased from $5,037,000 in the three months ended June 30, 2001 to $1,486,000 in the three months ended June 30, 2002 and from $7,821,000 in the six months ended June 30, 2001 to $2,556,000 in the six months ended June 30, 2002. This decrease was primarily a result of the decreased number of employees resulting in decreased compensation, decreased professional services fees, and decreases in other costs associated with the limited scope of operations over the prior year.

EQUITY IN LOSSES AND IMPAIRMENT OF INVESTMENTS IN UNCONSOLIDATED AFFILIATES. Equity in losses and Impairment of investments in unconsolidated affiliates was $2,261,000 in the three months ended June 30, 2001 and $260,000 in the three months ended June 30, 2002, and $3,074,000 in the six months ended June 30, 2001 and $582,000 in the six months ended June 30, 2002. Equity in losses of unconsolidated affiliates is a result of the Company's minority ownership in Broadstream, NetPro and InSys that have been accounted for under the equity method of accounting. Under the equity method of accounting, the Company's proportionate share, calculated on an as-if-converted basis, of the investee's operating losses and amortization of the Company's net excess investment over its equity in the investee's net assets is included in equity in losses of unconsolidated affiliates. Impairment of investments in unconsolidated affiliates is a result of the cessation of NetPro's and LiveSky's operations in 2002. The Company evaluated the recoverability of its investments in light of the carrying values relative to future cash flows. As a result of this analysis, the Company recorded impairment charges that reduced the remaining investment balances to $0.

INTEREST AND DIVIDEND INCOME. Interest and dividend income was $244,000 in the three months ended June 30, 2001 and $262,000 in the three months ended June 30, 2002, and $610,000 in the six months ended June 30, 2001 and $412,000 in the six months ended June 30, 2002. The decrease in interest and dividend income for the six months ended June 30, 2002 was attributable to a decrease in the Company's invested cash balance as it has funded its ongoing operations, partially offset by interest income earned on notes receivable. The increase in interest and dividend income for the three months ended June 30, 2002 was attributable to increased interest income earned on notes receivable as a result of the purchase of additional notes receivable. Interest income in future periods may fluctuate as a result of the average cash we maintain and changes in the market rates of our cash equivalents, and we expect that the average cash balance may continue to decrease as the Company continues to incur operating losses.

INCOME TAXES. The Company has available estimated net operating loss carry forwards for income tax purposes of approximately $21,406,935 through the period ended June 30, 2002, which expire on various dates from 2001 through 2021. A valuation allowance has been established due to uncertainty whether the Company will generate sufficient taxable earnings to utilize the available net operating loss carryforwards. A portion of the Company's net operating loss carryforwards may also be limited due to significant changes in ownership under Section 382 of the Tax Reform Act of 1986.

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

WORKING CAPITAL AND RESULTS OF OPERATIONS

The Company had $2,031,000 in cash and cash equivalents available as of June 30, 2002, invested predominantly in instruments that are highly liquid, investment grade securities that have maturities of less than 45 days.

Beginning in the third quarter of 2001, in response to continued unfavorable market conditions for its services, the Company embarked on a review of its operations with the goal of formulating a course of action to minimize near term losses, capital expenditures and reduce cash outflows. As of June 30, 2002, the Company has a single operating subsidiary, a limited number of employees and has significantly reduced fixed expenses. During the six months ended June 30, 2002, the Company used $6,861,000 to fund operations and to make strategic investments. Given the Company's current level of operations, if Excelsior Radio Networks, Inc. fails to repay the aggregate principal amount of the notes issued by it to the Company when due, and the Company is unable to foreclose on its security interest in Excelsior's assets, the Company's existing capital resources may not be sufficient to meet anticipated cash needs for working capital and capital expenditures and the Company may be required to seek additional funding.

PROPOSED MERGER WITH FRANKLIN CAPITAL CORPORATION

In December 2001, the Company initiated a merger transaction with Franklin Capital, subject to certain terms, conditions and stockholder approvals, which required outlays of capital to complete. On April 3, 2002, the Company loaned to Excelsior approximately $4,708,000 to fund Excelsior's acquisition of certain assets. On July 1, 2002, the Company received a notice of termination from Franklin Capital terminating the proposed merger. As a result, the Company may not be able to realize its full investment in Excelsior in the near term. Additionally, the Company is continuously evaluating future acquisitions of businesses and other strategic assets that may also require considerable outlays of capital.

The Company's future contractual obligations at June 30, 2002 were as follows:

                 Amounts Due in Fiscal Year Ending December 31,
--------------------------------------------------------------------------------------------------
                                                                                          2006 and
                                        2002        2003         2004         2005       Thereafter
                                       ------      ------       ------       ------      ----------
                                                                      (in thousands)
Operating leases...................    $  498      $  850      $   184      $    46        $   --
Capital Leases.....................        49         110           --           --            --
Involuntary termination............       126         179           --           --            --
                                       ------      ------       ------       ------        ------
                                       $  673      $1,139       $  184       $   46        $   --
                                       ======      ======       ======       ======        ======

         The Company intends to fund these obligations from its cash on hand at June 30, 2002.

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

          o the Company does not have long-term contracts with clients and needs to establish relationships with new clients; and

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

As of June 30, 2002, the Company held cash and cash equivalents with an average maturity of 45 days or less.

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

99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         (b) The following report on Form 8-K was filed with the SEC during the second quarter of 2002:

                    (i) On April 3, 2002 reporting matters under Item 5, Other Events, and Item 7, Financial Statements and Exhibits.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         Dated: August 14, 2002


                                CHANGE TECHNOLOGY PARTNERS, INC.


                                By: /s/ William Avery
                                    --------------------------------------------
                                        William Avery
                                        President, Chief Executive Officer,
                                        and Chief Financial Officer