Form 10-Q
period 2002-09-30
CHANGE TECHNOLOGY PARTNERS INC
filed 2002-11-14
CIK 356591

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         For the quarter ended September 30, 2002

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
(State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                         Identification no.)


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

Check whether the issuer is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [_] No [X].

The number of shares of the issuer's common stock outstanding on November 13, 2002 was approximately 182,037,507.

                                TABLE OF CONTENTS

                         PART I - FINANCIAL INFORMATION

ITEM 1 - CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

         Consolidated Balance Sheets as of September 30, 2002 (unaudited)
         and December 31, 2001.......................................................................2

         Consolidated Statements of Operations for the three
         months ended September 30, 2002 and 2001 (unaudited)........................................3

         Consolidated Statements of Operations for the nine
         months ended September 30, 2002 and 2001 (unaudited)........................................4

         Consolidated Statement of Stockholders' Equity for the nine months ended September 30, 2002 (unaudited).................................................5

         Consolidated Statements of Cash Flows for the nine
         months ended September 30, 2002 and 2001 (unaudited)........................................6

         Notes to Unaudited Interim Condensed Consolidated Financial Statements......................7

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS......................................................21

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK ................................30

ITEM 4 - CONTROLS AND PROCEDURES ...................................................................30


                                     PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS..........................................................................32

ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS..................................................32

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES............................................................32

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS........................................32

ITEM 5 - OTHER INFORMATION..........................................................................34

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K...........................................................34

ITEM 7 - SIGNATURES.................................................................................38

ITEM 8 - CERTIFICATIONS.............................................................................39

                         PART I. FINANCIAL INFORMATION

ITEM 1 - CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS


                        CHANGE TECHNOLOGY PARTNERS, INC.
                                AND SUBSIDIARIES

                           Consolidated Balance Sheets
                (in thousands except share and per share amounts)

                                                                                     SEPTEMBER 30,    DECEMBER 31,
                                                                                          2002             2001
                                                                                      (Unaudited)
                                                                                     -------------    ------------
ASSETS
Cash and cash equivalents, excluding restricted cash of $200 .....................   $    1,533       $   8,892

Accounts receivable, net of allowance of $0 at September 30, 2002 and
     December 31, 2001 ...........................................................          253             147

Related party receivable .........................................................          185             204
Notes receivable .................................................................        7,044           2,393
Prepaid expenses and other current assets, including restricted cash of
       $200 at September 30, 2002 and December 31, 2001 ..........................          647             442
                                                                                     ----------       ---------

                  Total current assets ...........................................        9,662          12,078

Notes receivable, excluding current portion ......................................          405             333
Investments in and loans to unconsolidated subsidiaries ..........................          463             720
Property and equipment, net ......................................................          508             786
Goodwill .........................................................................        1,568           1,568
Other assets .....................................................................          603             667
                                                                                     ----------       ---------
                  Total assets ...................................................       13,209          16,152
                                                                                     ==========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable .................................................................          221             280
Accrued expenses .................................................................          646             983
Deferred revenues ................................................................          152               4
Capital lease obligation .........................................................           92              92
                                                                                     ----------       ---------
                  Total current liabilities ......................................        1,111           1,359

Capital lease obligation, less current portion ...................................           22             124
Deferred rent ....................................................................           16               9
                                                                                     ----------       ---------
                  Total liabilities ..............................................        1,149           1,492

Stockholders' equity:
Preferred stock:
     Series A - $.06 per share cumulative, convertible share-
     for-share into common stock; $.10 par value; 500,000 shares authorized, 645 shares issued and outstanding at September
     30, 2002 and December 31, 2001, with an aggregate
     liquidation preference of $1 ................................................           --              --

Common stock:
     $.01 par value; 500,000,000 shares authorized, 181,322,881 and 179,022,881 shares issued and outstanding at September
     30, 2002 and December 31, 2001, respectively ................................        1,813           1,790

Additional paid-in capital .......................................................       94,683          94,637
Deferred compensation ............................................................         (572)           (966)
Accumulated deficit ..............................................................      (83,864)        (80,801)
                                                                                     ----------       ---------
                  Total stockholders' equity .....................................       12,060          14,660
                                                                                     ----------       ---------
                  Total liabilities and stockholders' equity .....................   $   13,209       $  16,152
                                                                                     ==========       =========


       See accompanying notes to unaudited condensed consolidated interim financial statements.

                        CHANGE TECHNOLOGY PARTNERS, INC.
                                AND SUBSIDIARIES

                 Unaudited Consolidated Statements of Operations
                (in thousands except share and per share amounts)

                                                                                             THREE MONTHS ENDED
                                                                                                SEPTEMBER 30,
                                                                                      ------------------------------
                                                                                          2002              2001
                                                                                      -----------        -----------
Revenues ....................................................................                 511              1,740

Cost of revenues, including amortization of purchased intangibles ...........
   of $0 and $423, respectively .............................................                 301              2,527
                                                                                      -----------        -----------
                Gross profit (loss) .........................................                 210               (787)

Operating expenses:

Selling, general, and administrative expenses, exclusive of
   equity based compensation of $131 and $159, respectively .................               1,068              2,967
Equity based compensation ...................................................                 131                159
Severance ...................................................................                   0              1,326
                                                                                      -----------        -----------
                Total operating expenses ....................................               1,199              4,452

                Loss from operations ........................................                (989)            (5,239)

Other income (expense):

   Interest and dividend income .............................................                 224                144
   Interest expense .........................................................                  (4)                (4)
   Equity in losses and impairment of investments in
     unconsolidated affiliates ..............................................                 (22)            (9,101)
                                                                                      -----------        -----------
                Net loss ....................................................                (791)           (14,200)
                                                                                      ===========        ===========

Weighted average common shares outstanding,
     basic and diluted ......................................................         181,322,881        179,397,920
                                                                                      ===========        ===========

Basic and diluted net loss per common share .................................               (0.00)             (0.08)
                                                                                      ===========        ===========


       See accompanying notes to unaudited condensed consolidated interim financial statements.

                        CHANGE TECHNOLOGY PARTNERS, INC.
                                AND SUBSIDIARIES

                 Unaudited Consolidated Statements of Operations
                (in thousands except share and per share amounts)

                                                                                               NINE MONTHS ENDED
                                                                                                  SEPTEMBER 30,
                                                                                       ----------------------------------
                                                                                           2002                  2001
                                                                                       ------------          ------------
Revenues ........................................................................      $      1,844          $      5,144
Cost of revenues, including amortization of purchased
     intangibles of  $0 and $864, respectively ..................................               931                 6,891
                                                                                       ------------          ------------
                Gross profit (loss) .............................................               913                (1,747)

Operating expenses:

Selling, general, and administrative expenses, exclusive of equity based
     compensation of $394 and $2,953, respectively ..............................             3,601                10,788
Equity based compensation .......................................................               394                 2,953
Severance .......................................................................                 0                 1,326
                                                                                       ------------          ------------
                Total operating expenses ........................................             3,995                15,067

                Loss from operations ............................................            (3,082)              (16,814)

Other income (expense):

     Interest and dividend income ...............................................               636                   754
     Interest expense ...........................................................               (13)                  (11)
      Equity in losses and impairment of investments in
         unconsolidated affiliates ..............................................              (604)              (12,175)
                                                                                       ------------          ------------
                Net loss ........................................................            (3,063)              (28,246)
                                                                                       ============          ============
Weighted average common shares outstanding,
     basic and diluted ..........................................................       179,798,066           124,594,731
                                                                                       ============          ============
Basic and diluted net loss per common share .....................................             (0.02)                (0.23)
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

                        CHANGE TECHNOLOGY PARTNERS, INC.
                                AND SUBSIDIARIES

            Unaudited Consolidated Statement of Stockholders' Equity

                      Nine months ended September 30, 2002
                       (in thousands except share amounts)

                                                          SERIES A
                                                       PREFERRED STOCK            COMMON STOCK         ADDITIONAL PAID    DEFERRED
                                                       SHARES   AMOUNT        SHARES         AMOUNT       IN CAPITAL    COMPENSATION
                                                     --------------------   ------------------------   ---------------  ------------
Balance at December 31, 2001...................         645     $    --     179,022,881     $  1,790      $  94,637       $   (966)

Amortization of deferred compensation..........          --          --              --           --             --            394

Release of shares from escrow in connection
  with acquisition of Iguana Studios, Inc......          --          --       2,300,000           23             46             --

Net loss.......................................          --          --              --           --             --             --
                                                    -------     -------     -----------     --------      ---------       --------
Balance at September 30, 2002 (unaudited)......         645     $    --     181,322,881     $  1,813      $  94,683       $   (572)
                                                    =======     =======     ===========     ========      =========       ========


                                                   ACCUMULATED     TOTAL STOCKHOLDERS'
                                                     DEFICIT              EQUITY
                                                   -----------     ------------------
Balance at December 31, 2001...................    $   (80,801)          $ 14,660

Amortization of deferred compensation..........             --                394

Release of shares from escrow in connection
  with acquisition of Iguana Studios, Inc......             --                 69

Net loss.......................................         (3,063)
                                                   -----------           --------
Balance at September 30, 2002 (unaudited)......        (83,864)          $ 12,060
                                                   ===========           ========


       See accompanying notes to unaudited condensed consolidated interim financial statements.

                        CHANGE TECHNOLOGY PARTNERS, INC.
                                AND SUBSIDIARIES

                 Unaudited Consolidated Statements of Cash Flows
                                 (in thousands)

                                                                                             NINE MONTHS ENDED
                                                                                               SEPTEMBER 30,
                                                                                         --------------------------
                                                                                           2002              2001
                                                                                         --------          --------
Cash flows from operating activities:
     Net loss ......................................................................     $ (3,063)         $(28,246)
     Adjustments to reconcile net loss to net cash used in operating activities:

        Depreciation and amortization ..............................................          317             2,639
        Provision for doubtful accounts ............................................           --               212
        Equity based compensation ..................................................          394             2,953
        Equity in losses of unconsolidated subsidiary ..............................          177             4,912
        Accretion of loan discount .................................................          (72)               (9)
        Impairment loss ............................................................          427             7,263
        Loss on disposal of equipment ..............................................           --                19
        Accrued interest on notes receivable .......................................         (438)               --
        Changes in operating assets and liabilities, net of acquisitions:
           Accounts receivable .....................................................         (106)              151
           Unbilled receivables ....................................................           --               (28)
           Related party receivable ................................................           19              (293)
           Prepaid expenses and other assets .......................................         (141)             (293)
           Deferred revenue ........................................................          148              (133)
           Accounts payable and accrued liabilities ................................         (396)              (44)
           Deferred rent ...........................................................            7                 9
                                                                                         --------          --------
                  Net cash used in operating activities ............................       (2,727)          (10,888)

Cash flows from investing activities:

     Purchase of property and equipment ............................................          (39)             (662)
     Sale of property and equipment ................................................           --                 4
      Cash paid for notes receivable and warrant ...................................       (4,708)           (3,350
      Principle and interest payments - received ...................................          495                --
     Cash paid for cost method investments and acquisitions, net
     of cash acquired ..............................................................         (278)           (4,076)
                                                                                         --------          --------
                  Net cash used in investing activities ............................       (4,530)           (8,084)

Cash flows from financing activities:

     Principal payments under capital leases .......................................         (102)              (23)

       Principle payments under loans payable ......................................           --              (259)
                                                                                         --------          --------
                  Net cash used in financing activities ............................         (102)             (282)

                  Net decrease in cash and cash equivalents ........................     $ (7,359)         $(19,254)

Cash and cash equivalents at beginning of period ...................................     $  8,892          $ 30,333
                                                                                         --------          --------

Cash and cash equivalents at end of period, excluding
     restricted cash of $200 .......................................................     $  1,533          $ 11,079
                                                                                         ========          ========



       See accompanying notes to unaudited condensed consolidated interim financial statements.

                        CHANGE TECHNOLOGY PARTNERS, INC.
                                AND SUBSIDIARIES

     Notes to Unaudited Condensed Consolidated Interim Financial Statements
                               September 30, 2002
                        (in thousands, except share data)


(1)   DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Arinco Computer Systems Inc., the predecessor of the Company and its subsidiaries, (the "Company"), was incorporated on March 31, 1978; however, the Company formally commenced implementation of its plan to provide professional consulting services on June 15, 2000. The Company provided a broad range of professional consulting services, including e-services and technology strategy, online branding, web architecture and design, systems integration, systems architecture and outsourcing. The Company has served clients throughout the United States and, as of September 30, 2002, has offices in Connecticut, New York and California. During the year ended December 31, 2001, the Board of Directors voted to divest the Company of a majority of its then existing operations.

At September 30, 2002, the Company's consolidated subsidiaries are:

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

On September 30, 2002, the Board of Directors adopted a plan of liquidation and dissolution in order to maximize shareholder value. In reaching its decision, the Board of Directors considered principally the provisions of the Investment Company Act of 1940, which would have required the Company to register as an "investment company" in the absence of the adoption of the plan of liquidation. The plan of liquidation and dissolution anticipates the continuation of the Company's current business activities pending an orderly wind down of its operations. Additionally, the plan provides that in the event the Board of Directors determines that it would be in the best interests of the Company and its stockholders to amend, modify or abandon the plan of liquidation and dissolution, it may do so notwithstanding stockholder approval of the plan. The Company intends to seek stockholder approval of the plan of liquidation and dissolution at its next annual meeting, expected to be held in the spring of 2003. Subject to approval of the plan by holders of a majority of the Company's outstanding shares, the Company plans to sell its assets, discharge its liabilities and distribute the net proceeds to its stockholders.

                        CHANGE TECHNOLOGY PARTNERS, INC.
                                AND SUBSIDIARIES

     Notes to Unaudited Condensed Consolidated Interim Financial Statements
                               September 30, 2002
                        (in thousands, except share data)


INTERIM RESULTS

The accompanying unaudited consolidated balance sheet as of September 30, 2002, the unaudited consolidated statements of operations and cash flows for the periods ended September 30, 2002 and 2001, and the unaudited consolidated statement of stockholders' equity as of September 30, 2002 have been prepared by the Company. In the opinion of management, the accompanying condensed consolidated financial statements have been prepared on the same basis as the annual audited financial statements and contain all adjustments, which include only normal recurring adjustments, considered necessary for a fair presentation of the Company's financial position, results of operations and cash flows at the dates and for the periods presented in conformity with accounting principles generally accepted in the United States applicable to interim periods.

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

While the Company believes that the disclosures presented are adequate to make the information not misleading, these condensed consolidated financial statements should be read in conjunction with the audited financial statements and related notes for the fiscal year ended December 31, 2001, which are contained in the Company's Annual Report on Form 10-K. The results for the nine month period ended September 30, 2002 are not necessarily indicative of the results to be expected for the full fiscal year or for any future periods.

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

                        CHANGE TECHNOLOGY PARTNERS, INC.
                                AND SUBSIDIARIES

     Notes to Unaudited Condensed Consolidated Interim Financial Statements
                               September 30, 2002
                        (in thousands, except share data)


REVENUE RECOGNITION

Revenues are recognized for fixed price arrangements in the period services are rendered using the percentage-of-completion method, provided the Company has the ability to produce reasonably dependable estimates, collection of the resulting receivable is probable and no significant obligations remain. The cumulative impact of any revision in estimates of the cost to complete and losses on projects in process are reflected in the period in which they become known. For the nine months ended September 30, 2002 the Company's revenues were recognized under the completed contract method of accounting as the Company does not have reasonably dependable estimates with respect to projects at Canned. Canned's projects are typically short term in nature, generally spanning less than 90 days.

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

COST OF REVENUES

Cost of revenues consists primarily of compensation of billable employees, travel, subcontractor costs, and other costs directly incurred in the delivery of services to clients. Billable employees are full time employees and subcontractors whose time are spent servicing client projects. Also included in cost of revenues in the statement of operations for the three and nine months ended September 30, 2001 is the amortization of certain purchased intangible assets, representing the value of customer relationships and workforces acquired. In connection with the adoption of SFAS 142 on January 1, 2002, acquired workforce was subsumed into goodwill, accordingly, and amortization of the remaining acquired workforce ceased.

SIGNIFICANT CUSTOMERS AND CONCENTRATION OF CREDIT RISK

Financial instruments that subject the Company to credit risks consist primarily of cash and cash equivalents, notes receivable, and trade accounts receivable. Cash and cash equivalents consist

                        CHANGE TECHNOLOGY PARTNERS, INC.
                                AND SUBSIDIARIES

     Notes to Unaudited Condensed Consolidated Interim Financial Statements
                               September 30, 2002
                        (in thousands, except share data)


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

The Company derived revenues from certain key customers during the three and nine months ended September 30, 2002. Three customers accounted for 49%, 12% and 10% of total revenues during the nine months ended September 30, 2002 and four customers accounted for 28%, 23%, 22% and 14% of total revenues during the three months ended September 30, 2002. No other customer accounted for more than 10% of the Company's revenues during the three and nine months ended September 30, 2002 or 2001.

At September 30, 2002, three of these customers comprised 24%, 20% and 11% of accounts receivable. One other customer comprised 27% of total accounts receivable at September 30, 2002. At December 31, 2001, these same customers comprised 0%, 1% and 0% of total accounts receivable, and one other customer comprised 55% of accounts receivable at December 31, 2001.


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

The following securities were not included in the computation of diluted net loss per share because to do so would have had an antidilutive effect for the periods presented:

                                                       September 30,       December 31,
                                                            2002               2001
                                                       -------------       ------------
       Stock Options..............................       15,790,373          16,133,768
       Warrants...................................       25,781,252          41,250,000
       Series A Convertible Preferred Stock.......              645                 645

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

                        CHANGE TECHNOLOGY PARTNERS, INC.
                                AND SUBSIDIARIES

     Notes to Unaudited Condensed Consolidated Interim Financial Statements
                               September 30, 2002
                        (in thousands, except share data)


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

                                                    Three months ended September 30,    Nine months ended September 30,
                                                    --------------------------------    -------------------------------
                                                          2002              2001               2002              2001
                                                    --------------    --------------    ---------------    ------------
NET LOSS
Reported loss ......................................   $   (791)       $  (14,200)         $   (3,063)         (28,246)
Add back: Goodwill amortization ....................         --               933                  --            2,134
                                                       --------        ----------          ----------       ----------
Adjusted net loss ..................................   $   (791)       $  (13,267)         $   (3,063)      $  (26,112)
                                                       ========        ==========          ==========       ==========

PER SHARE OF COMMON STOCK

Basic and Diluted:
 Reported loss .....................................   $  (0.00)       $    (0.08)              (0.02)           (0.23)
 Add back: Goodwill amortization ...................         --              0.01                  --             0.02
                                                       --------        ----------          ----------       ----------
 Adjusted net loss .................................   $  (0.00)       $    (0.07)              (0.02)           (0.21)
                                                       ========        ==========          ==========       ==========

                        CHANGE TECHNOLOGY PARTNERS, INC.
                                AND SUBSIDIARIES

     Notes to Unaudited Condensed Consolidated Interim Financial Statements
                               September 30, 2002
                        (in thousands, except share data)


(2)   INVESTMENTS IN AND LOANS TO UNCONSOLIDATED SUBSIDIARIES

The following summarizes the Company's ownership interests in unconsolidated subsidiaries accounted for under the equity method or cost method of accounting (in thousands):

                                                                     September 30,                December 31,
                                                                          2002                        2001
                                                               ----------------------      ----------------------
                                                               Carrying          Cost      Carrying          Cost
                                                                  Value         Basis         Value         Basis
                                                               --------      --------      --------      --------
Equity method investments:
     Broadstream.com Inc. ("Broadstream").................     $     --      $  7,100      $     --      $ 7,100
     NetPro Holdings, Inc. ("NetPro").....................           --           400            33           200
     InSys LLC ("InSys")..................................          135           323           312           323

Cost method investments:
     Livesky, Inc. ("Livesky")............................          --            125           125           125
     Excelsior Radio Networks, Inc. ("Excelsior").........          250           250           250           250
     Alacra, Inc. ("Alacra")..............................           78            78            --            --
                                                               --------      --------      --------      --------
Total investments.........................................     $    463      $  8,276      $    720      $  7,998
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

                        CHANGE TECHNOLOGY PARTNERS, INC.
                                AND SUBSIDIARIES

     Notes to Unaudited Condensed Consolidated Interim Financial Statements
                               September 30, 2002
                        (in thousands, except share data)


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

On January 10, 2002, the Company invested an additional $100 in NetPro Series B-1 stock, and on March 7, 2002 the Company invested a final $100 in NetPro Series B-1 stock. On March 14, 2002, the board of directors of NetPro voted to suspend all of NetPro's business operations and immediately terminate substantially all of its employees due to NetPro's loss of significant clients and associated revenues. The Company has no obligation to provide additional funding to NetPro. As a result of this action, the Company evaluated the recoverability of this investment by comparison of its carrying value relative to estimated future cash flows. As a result of this analysis, the Company recorded an impairment charge to reduce the remaining investment balance to $0. The Company's proportionate share of net loss, and impairment charge, for the three and nine months ended September 30, 2002, totaling $0 and $233, respectively, is included in equity in losses and impairment of investments in unconsolidated affiliates in the accompanying statement of operations.

INVESTMENT IN AND NOTE RECEIVABLE FROM EXCELSIOR RADIO NETWORKS

On August 28, 2001 the Company purchased a promissory note and warrant from Excelsior Radio Networks, Inc. (d/b/a Excelsior Capital, Inc.) ("Excelsior") for $2,250. Excelsior, a

                        CHANGE TECHNOLOGY PARTNERS, INC.
                                AND SUBSIDIARIES

     Notes to Unaudited Condensed Consolidated Interim Financial Statements
                               September 30, 2002
                        (in thousands, except share data)


subsidiary of Franklin Capital Corporation ("Franklin"), concurrently purchased certain assets from affiliates of Winstar Communications, Inc., which produces, syndicates and distributes radio programs and services. Excelsior had substantially no operations prior to this transaction. The note earns interest at a rate of 8.5% per annum, matured on September 30, 2002 and is secured by all of Excelsior's assets.

The warrant to purchase 482,955 shares of Excelsior's common stock at an exercise price of $1.125 per share had an allocated fair value of approximately $112 and represented 11% of Excelsior's fully diluted capital stock as of the date of issuance. The warrant is included in other assets in the accompanying balance sheet.

The allocated fair value of the note receivable, totaling $2,138, is included in notes receivable in the accompanying balance sheet. Also included in notes receivable is the periodic accretion of the note discount, totaling $76 for the nine months ended September 30, 2002, which is credited to interest income in the accompanying statement of operations. On October 1, 2002 the Company received full payment of interest and principal on this note receivable.

On December 4, 2001 the Company purchased from Franklin 250,000 shares of common stock, or an approximate 10% equity interest of Excelsior, for $250. This investment is being accounted for under the cost method of accounting.

On April 3, 2002, the Company loaned to Excelsior an aggregate principal amount of approximately $4,708 for the purpose of funding a portion of the initial cash purchase price of Excelsior's acquisition of certain assets of Dial Communications Group, LLC and Dial Communications Group, Inc. The note earns interest at a rate of 12% per annum, matures on April 3, 2003 and is secured by substantially all of the assets of Excelsior pursuant to a Security Agreement which was attached to the Company's Form 8-K filed with the Securities and Exchange Commission on April 4, 2002.

On December 4, 2001 the Company initiated a business combination whereby the Company planned to acquire all issued and outstanding common stock of Franklin in a stock-for-stock exchange. On July 1, 2002 the Company received a notice of termination from Franklin terminating the proposed merger.

The $4,708 note matures in April, 2003. From the date of issuance through September 30, 2002 quarterly interest payments of $136 and $142 in the second and third quarter, respectively, have been received in accordance with the terms of the note.

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

                        CHANGE TECHNOLOGY PARTNERS, INC.
                                AND SUBSIDIARIES

     Notes to Unaudited Condensed Consolidated Interim Financial Statements
                               September 30, 2002
                        (in thousands, except share data)


In June 2002, the Company received notice that the board of directors of LiveSky had voted to liquidate LiveSky in the context of a Chapter 7 bankruptcy case. The Company has no obligation to provide additional funding to LiveSky. As a result of this action, the Company evaluated the recoverability of this investment by comparison of its carrying value relative to future cash flows. As a result of this analysis, the Company recorded an impairment charge in the second quarter to reduce the remaining balance to $0. The impairment charge, totaling $125 for the nine months ended September 30, 2002, is included in equity in losses and impairment of investments in unconsolidated affiliates in the accompanying statement of operations.

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

(3)   ACQUISITIONS AND DIVESTITURES

ACQUISITION OF EHOTHOUSE, INC.

In February 2001, the Company acquired the remaining outstanding minority interest of its subsidiary, eHotHouse, for 2,155,519 shares of the Company's common stock valued at $2,700 and approximately $218 in cash. The acquisition was accounted for using the purchase method of accounting and accordingly, the purchase price was allocated to the pro rata portion of tangible and intangible assets acquired on the basis of their respective fair values on the date of acquisition. Of the total purchase price, approximately $2,900 was allocated to identified intangible assets, including the assembled workforce. The fair value of acquired intangible assets was capitalized and was being amortized over the estimated useful life of three years. Related amortization for the nine months ended September 30, 2001 totaled $648.

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

                        CHANGE TECHNOLOGY PARTNERS, INC.
                                AND SUBSIDIARIES

     Notes to Unaudited Condensed Consolidated Interim Financial Statements
                               September 30, 2002
                        (in thousands, except share data)


In July 2001, the Board of Directors terminated the employment of the Company's President and Chief Executive Officer. The former executive had an employment agreement dated August 21, 2000 that provided for severance benefits. The Company has paid, and will continue to pay, the former executive the severance he is entitled to under his employment agreement. The related obligation totaled $232 at September 30, 2002 and is included in accrued expenses in the accompanying balance sheet.

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

The total purchase price of $867 consisted of cash, including acquisition related expenses consisting primarily of payments for legal and financial advisory services. Of the total purchase price, approximately $700 was allocated to net tangible assets and the remainder was allocated to identified intangible assets, including the customer list and assembled workforce. The fair value of acquired intangible assets was capitalized and was being amortized over their estimated useful lives of three years. Related amortization for the nine months ended September 30, 2001 was $39.

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

                        CHANGE TECHNOLOGY PARTNERS, INC.
                                AND SUBSIDIARIES

     Notes to Unaudited Condensed Consolidated Interim Financial Statements
                               September 30, 2002
                        (in thousands, except share data)


Concurrently the Company loaned InSys $100 evidenced by a promissory note. The note bears interest at a rate equal to the London Interbank offer rate plus 2%, until the principal amount of the note is paid in full. InSys is obligated to pay, on an annual basis, at a minimum, 50% of the excess of its annual earnings before taxes.

The Company's retained equity interest and note receivable, net of the Company's pro rata share of InSys' net losses absorbed during the period from November 8, 2001 to December 31, 2001, totaled $312 which is included investments in and loans to unconsolidated subsidiaries on the accompanying balance sheet as of December 31, 2001. The Company's pro rata share of InSys' net loss for the three and nine months ended September 30, 2002 totaled $22 and $177, respectively, which is included in equity in losses and impairment of investments in unconsolidated affiliates in the accompanying statement of operations.

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

The total purchase price of approximately $1,400 consisted of $700 of eHotHouse common stock (1,020,000 shares), $700 in cash including other acquisition related expenses, consisting primarily of payments for legal and financial advisory services. Of the total purchase price, $47 was allocated to net tangible liabilities assumed, and the remainder was allocated to identified intangible assets, including customer lists and the assembled workforce. The fair value of the identified intangible assets was determined using the income approach for the customer list, and the replacement cost approach for the value of the assembled workforce. The purchased intangible assets were being amortized over their estimated useful lives of three years. Related amortization for the nine months ended September 30, 2001 totaled $357.

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

                        CHANGE TECHNOLOGY PARTNERS, INC.
                                AND SUBSIDIARIES

     Notes to Unaudited Condensed Consolidated Interim Financial Statements
                               September 30, 2002
                        (in thousands, except share data)


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

The business combination was accounted for using the purchase method of accounting and, accordingly, the total consideration was allocated to the tangible and intangible assets acquired and liabilities assumed on the basis of their respective fair values on the date of acquisition. The results of operations of Iguana, and the estimated fair value of the assets acquired and liabilities assumed are included in the Company's consolidated financial statements from the date of acquisition. Of the total purchase price, approximately $1,815 was allocated to the net tangible assets acquired, $1,300 was allocated to identified intangible assets, including customer base and assembled workforce, and the remainder was allocated to goodwill. The fair value of the identified intangible assets was determined using an income approach for the customer base, and the replacement cost approach for the assembled workforce. The purchased intangible assets and goodwill were being amortized over their estimated useful lives of three years. Related amortization for the nine months ended September 30, 2001 totaled $936.

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

                        CHANGE TECHNOLOGY PARTNERS, INC.
                                AND SUBSIDIARIES

     Notes to Unaudited Condensed Consolidated Interim Financial Statements
                               September 30, 2002
                        (in thousands, except share data)


The business combination was accounted for using the purchase method of accounting and, accordingly, the total consideration was allocated to the tangible and intangible assets acquired and liabilities assumed on the basis of their respective fair values on the date of acquisition. The results of operations of Canned, and the estimated fair value of the assets acquired and liabilities assumed are included in the Company's consolidated financial statements from the date of acquisition. Of the total purchase price, approximately $104 was allocated to the net tangible liabilities assumed, $2,177 was allocated to identified intangible assets, primarily assembled workforce, and to goodwill. The fair value of the identified intangible assets was determined using the replacement cost approach for the assembled workforce. The purchased intangible assets and goodwill were being amortized over their estimated useful lives of three years. On January 1, 2002, in connection with the Company's adoption of SFAS 142, the value ascribed to the acquired workforce was subsumed into goodwill, and amortization of these assets ceased. The remaining unamortized amount, totaling $1,568 at September 30, 2002 is included in goodwill in the accompanying balance sheet.

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

(5)   COMMITMENTS AND CONTINGENCIES

OPERATING LEASES

The Company leases its facilities under operating lease agreements. The following are the future minimum lease payments under non-cancelable leases as of September 30, 2002:

                       Period Ended
                       December 31,              Operating       Capital
                       ------------              ---------       -------
      2002...................................          252            35
      2003...................................          850            83
      2004...................................          184            --
      2005...................................           46            --
                                                 -----------------------
      Total Lease  Obligation................     $  1,332           118
      Amount Representing Interest...........                         (4)
                                                                 -------
                                                                     114

      Current Portion........................                        (92)
                                                                 -------
      Long Term Portion......................                         22

                        CHANGE TECHNOLOGY PARTNERS, INC.
                                AND SUBSIDIARIES

     Notes to Unaudited Condensed Consolidated Interim Financial Statements
                               September 30, 2002
                        (in thousands, except share data)


Total minimum lease payments have not been reduced for future minimum sublease rentals totaling approximately $461. As a result of the Company's divestiture of certain operations, employee terminations and terminated business combination, the Company has evaluated its numerous alternatives with respect to its contractual obligations concerning leased facilities. As of June 30, 2002, the Company determined that certain facilities have no substantive future use or benefit to the Company. The Company accrued the remaining costs in the second quarter, net of sublease income, relating to these leases. At September 30, 2002 $294 of this amount remained.

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

In August, 2002 the Company's shareholders approved the grant to the Chief Executive Officer of an option to purchase 6,000,000 shares of the Company's Common Stock.


(7)   RELATED PARTY TRANSACTIONS

During the nine months ended September 30, 2002, the Company incurred legal fees in connection with certain transactions and other matters in the normal course of business. A portion of these services were provided by a firm of which a member of the Board of Directors of the Company is a partner. Fees incurred by this firm totaled approximately $91 and $329 in the three and nine months ended September 30, 2002, respectively.

Additionally, during the six months ended June 30, 2002, the Company incurred management and investment advisory service fees in connection with identifying, evaluating, negotiating, and managing investment opportunities for the Company. These services were provided by a firm of which the current President and Chief Executive Officer of the Company was previously affiliated. Fees incurred by this firm totaled $135 the six months ended June 30, 2002. Beginning in July 2002, the Company ceased making payments to the firm and instead retained the services of two employees of this firm, in a consulting capacity, to provide the described services. Fees paid to these individuals totaled $45 from July 2002 to September 30, 2002. Additionally, this firm occupies a portion of the Company's office space in Connecticut, for which it pays rent at fair market value. Such payments to the Company totaled $134 during the nine months ended September 30, 2002. Furthermore, the firm was indebted to the Company in the amount of $185 at September 30, 2002 for its pro rata share of certain leasehold improvements and rental payments due, which are reflected in the related party receivable in the accompanying balance sheet.

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

         The Company has reduced its deferred tax assets to an amount that the Company believes is more likely than not to be realized, which was $0 at December 31, 2001 and September 30, 2002. In so doing, the Company has estimated future taxable losses in determining the valuation allowance. In the event that actual results differ from these estimates or these estimates are adjusted in future periods, the Company may need to modify its valuation allowance which could materially affect its financial position and results of operations.

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

The Company made two investments in 2001 and one in the first quarter of 2002 in Excelsior Radio Networks, Inc. (f/k/a eCom Capital, Inc.), a subsidiary of Franklin Capital, which produces, syndicates and distributes radio programs and related services. The Company purchased a promissory note and warrant for $2,250,000 from Excelsior in August 2001 and in December 2001 purchased 250,000 common shares of Excelsior from Franklin Capital for $250,000. In April 2002 the Company purchased an additional promissory note from Excelsior for $4,708,200 in conjunction with the purchase by Excelsior of Dial Communication Group Inc. and Dial Communications Group LLC. The $2,250,000 promissory note was paid in full, together with related accrued interest, on October 1, 2002. The $4,708,200 note matures in April 2003. From the date of issuance through September 30, 2002 quarterly interest payments of $136,000 and $142,000 in the second and third quarter, respectively, have been received in accordance with the terms of this note. The note is secured by substantially all of the assets of Excelsior.

         On September 30, 2002, the Board of Directors adopted a plan of liquidation and dissolution in order to maximize shareholder value. In reaching its decision, the Board of Directors considered principally the provisions of the Investment Company Act of 1940, which would have required the Company to register as an "investment company" in the absence of the adoption of the plan of liquidation. The plan of liquidation and dissolution anticipates the continuation of the Company's current business activities pending an orderly wind down of its operations. Additionally, the plan provides that in the event the Board of Directors determines that it would be in the best interests of the Company and its stockholders to amend, modify or abandon the plan of liquidation and dissolution, it may do so notwithstanding stockholder approval of the plan. The Company intends to seek stockholder approval of the plan of liquidation and dissolution at its next annual meeting, expected to be held in the spring of 2003. Subject to approval of the plan by holders of a majority of the Company's outstanding shares, the Company plans to sell its assets, discharge its liabilities and distribute the net proceeds to its stockholders.

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

As a result of these terminations, coupled with historical, current and projected operating and cash flow losses, the Company evaluated the recoverability of its acquired intangible assets and goodwill by comparison of the carrying value relative to future cash flows. As a result, the Company recorded impairment charges in the third quarter of 2001, totaling $7,263,000, which reduced the carrying value of certain intangibles to $0 as of December 31, 2001.

Also as a result of these actions, the Company also incurred severance charges in the third quarter of 2001 totaling $1,326,000. As of September 30, 2002, $1,094,000 of this amount has been paid.

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

         Revenues are recognized for fixed price arrangements in the period services are rendered using the percentage-of-completion method, based on the percentage of costs incurred to date to total estimated projects costs, provided the Company has the ability to produce reasonably dependable estimates, collection of the resulting receivable is probable and no significant obligations remain. The cumulative impact of any revision in estimates of the cost to complete and losses on projects in process are reflected in the period in which they become known. For the nine months ended September 30, 2002 the Company's revenues were recognized under the completed contract method of accounting as the Company does not have reasonably dependable estimates with respect to projects at Canned. Canned's projects are typically short term in nature, generally spanning less than 90 days.

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

         The Company's equity based compensation expense is comprised of amortization of the deferred compensation associated with the grant of stock options to the Board of Directors and President and Chief Executive Officer. Such cost is measured as the difference between the exercise price of options granted and the fair market value of the underlying stock on the date of measurement, and is being recognized as expense over the vesting period of the options. Also included in the equity based compensation during the nine months ended September 30, 2001 is the cost associated with 3,144,494 shares of Common Stock issued as partial consideration in exchange for the former President and Chief Executive Officer's shares of eHotHouse, a subsidiary. Such cost is measured as the difference between the fair value of the shares issued over that of the eHotHouse shares on the original date of grant. The Company incurred approximately $394,000 and $2,794,000 in equity based compensation expense during the nine months ended September 30, 2002 and 2001, respectively.

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

         On November 8, 2001 the Company sold a 51% voting interest in InSys to a member of its management team in exchange for $50,000 and concurrently forgave approximately $400,000 of advances to InSys. In addition, the Company loaned InSys $100,000 evidenced by a promissory note. This note bears interest at a rate equal to the London Interbank Offer Rate plus 2%.

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

         On November 2, 2001 the Company sold all of the issued and outstanding shares of RAND to a member of its management team in exchange for 375,039 shares of Common Stock, and a warrant to purchase such amount of shares of RAND common stock that equals, at the time of exercise, 30% of the issued and outstanding shares of RAND common stock on a fully diluted basis. The warrant has an aggregate exercise price of $1.00, is exercisable upon the occurrence of certain events and expires on November 3, 2013.

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

THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2002

REVENUES. Revenues decreased from $1,740,000 in the three months ended September 30, 2001 to $511,000 in the three months ended September 30, 2002 and from $5,144,000 in the nine months ended September 30, 2001 to $1,844,000 in the nine months ended September 30, 2002. This decrease is a result of the Company's divestitures of operating businesses.

COST OF REVENUES. Cost of revenues consists principally of costs directly incurred in the delivery of services to clients, primarily consisting of compensation of billable employees. Billable employees are full time employees and sub-contractors whose time spent working on client projects is charged to that client at agreed-upon rates. Billable employees are our primary source of revenue. Such costs decreased from $2,527,000 in the three months ended September 30, 2001 to $301,000 in the three months ended September 30, 2002, or 59% of revenues and from $6,891,000 in the nine months ended September 30, 2001 to $931,000 in the nine months ended September 30, 2002, or 50% of revenues. The decrease is a result of the divestitures of InSys and RAND, and the downsizing of Iguana's operations.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses consist primarily of compensation and related benefits, professional services fees, facilities costs, and advertising and promotional costs. Selling, general and administrative expenses decreased from $2,967,000 in the three months ended September 30, 2001 to $1,068,000 in the three months ended September 30, 2002 and from $10,788,000 in the nine months ended September 30, 2001 to $3,601,000 in the nine months ended September 30, 2002. This decrease was primarily a result of the decreased number of employees resulting in decreased compensation, decreased professional services fees, and decreases in other costs associated with the limited scope of operations over the prior year.

EQUITY IN LOSSES AND IMPAIRMENT OF INVESTMENTS IN UNCONSOLIDATED AFFILIATES. Equity in losses and Impairment of investments in unconsolidated affiliates was $9,101,000 in the three months ended September 30, 2001 and $22,000 in the three months ended September 30, 2002, and $12,175,000 in the nine months ended September 30, 2001 and $604,000 in the nine months ended September 30, 2002. Equity in losses of unconsolidated affiliates is a result of the Company's minority ownership in Broadstream, NetPro and InSys that have been accounted for under the equity method of accounting. Under the equity method of accounting, the Company's proportionate share, calculated on an as-if-converted basis, of the investee's operating losses and amortization of the Company's net excess investment over its equity in the investee's net assets is included in equity in losses of unconsolidated affiliates. Impairment of investments in unconsolidated affiliates is a result of the cessation of NetPro's and LiveSky's operations in 2002. The Company evaluated the recoverability of its investments in light of the carrying values relative to future cash flows. As a result of this analysis, the Company recorded impairment charges that reduced the remaining investment balances to $0.

INTEREST AND DIVIDEND INCOME. Interest and dividend income was $144,000 in the three months ended September 30, 2001 and $224,000 in the three months ended September 30, 2002, and $754,000 in the nine months ended September 30, 2001 and $636,000 in the nine months ended September 30, 2002. The decrease in interest and dividend income for the nine months ended September 30, 2002 was attributable to a decrease in the Company's invested cash balance as it has funded its ongoing operations, partially offset by interest income earned on notes receivable. The increase in interest and dividend income for the three months ended September 30, 2002 was attributable to increased interest income earned on notes receivable as a result of the purchase of additional notes receivable from Excelsior. Interest income in future periods may fluctuate as a result of the average cash we maintain and changes in the market rates of our cash equivalents, and we expect that the average cash balance may continue to decrease as the Company continues to incur operating losses.

INCOME TAXES. The Company has available estimated net operating loss carry forwards for income tax purposes of approximately $22,014,723 through the period ended September 30, 2002, which expire on various dates from 2001 through 2021. A valuation allowance has been established due to uncertainty whether the Company will generate sufficient taxable earnings to utilize the available net operating loss carryforwards. A portion of the Company's net operating loss carryforwards may also be limited due to significant changes in ownership under
Section 382 of the Tax Reform Act of 1986.

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

WORKING CAPITAL AND RESULTS OF OPERATIONS

The Company had $1,533,000 in cash and cash equivalents available as of September 30, 2002, invested predominantly in instruments that are highly liquid, investment grade securities that have maturities of less than 45 days.

Beginning in the third quarter of 2001, in response to continued unfavorable market conditions for its services, the Company embarked on a review of its operations with the goal of formulating a course of action to minimize near term losses, capital expenditures and reduce cash outflows. As of September 30, 2002, the Company has a single operating subsidiary, a limited number of employees and has significantly reduced fixed expenses. During the nine months ended September 30, 2002, the Company used $7,359,000 to fund operations and to make strategic investments. Given the Company's current level of operations, if Excelsior Radio Networks, Inc. fails to repay the aggregate principal amount of the note issued by it to the Company when due, and the Company is unable to foreclose on its security interest in Excelsior's assets, the Company's existing capital resources may not be sufficient to meet anticipated cash needs for working capital and capital expenditures and the Company may be required to seek additional funding.

The Company's future contractual obligations at September 30, 2002 were as follows:

                               Amounts Due in Fiscal Year Ending December 31,
------------------------------------------------------------------------------------------------------------------------
                                                                                                                2006 and
                                                          2002          2003          2004          2005      Thereafter
                                                         ------        ------        ------        ------     ----------
                                                                                 (in thousands)
Operating leases .............................           $  252        $  850        $  184        $   46        $    --
Capital Leases ...............................               35            83            --            --             --
Involuntary termination ......................               63           169            --            --             --
                                                         ------        ------        ------        ------        -------
                                                         $  350        $1,102        $  184        $   46        $    --
                                                         ======        ======        ======        ======        =======


         The Company intends to fund these obligations from its cash on hand at September 30, 2002 and the repayment by Excelsior Radio Networks of its note issued by it to the Company.

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

As of September 30, 2002, the Company held cash and cash equivalents with an average maturity of 45 days or less.

ITEM 4 - CONTROLS AND PROCEDURES

         (a) The President, Chief Executive Officer and Chief Financial Officer of the Company has concluded, based on his evaluation as of a date within 90 days prior to the date of the filing of this quarterly report on Form 10-Q for the fiscal quarter ended September 30, 2002, that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's (the "SEC") rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company's management, including the President, Chief Executive Officer and Chief Financial Officer of the Company, as appropriate, to allow timely decisions regarding required disclosure.

         (b) There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of such evaluation.

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

None.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On August 21, 2002, the Company held its annual meeting of stockholders (the "Annual Meeting"). Three matters were voted upon at the Annual Meeting including (1) the election of five directors to hold office until the Company's next annual meeting or until their successors are duly elected and qualified,
(2) the ratification of the selection by the Board of Directors of KPMG LLP ("KPMG") as the Company's independent auditors for the fiscal year ending December 31, 2002 and (3) the approval and ratification of the grant to William Avery, the Company's President, Chief Executive Officer and Chief Financial Officer of an option to purchase 6,000,000 shares of the Company's common stock, par value $.01 per share ("Common Stock").

                  (i) ELECTION OF DIRECTORS.

                           Each of the following directors were elected at the
                  Annual Meeting to hold office until the Company's next annual meeting or until their successors are duly elected and qualified: William Avery, James M. Dubin, Michael Gleason, Michael Levitt and William E. Lipner. The following table provides information as to the number of votes cast for, cast against or withheld, in addition to any broker non-votes received, with respect to the election of each nominee.

                                            FOR            AGAINST            WITHHELD         BROKER NON-VOTES
           William Avery             84,158,294         12,037,936           4,190,704              -0-
          James M. Dubin             84,478,294         11,717,936           4,190,704              -0-
         Michael Gleason             83,567,444         12,628,786           4,190,704              -0-
          Michael Levitt             84,478,294         11,717,936           4,190,704              -0-
       William E. Lipner             84,478,294         11,717,936           4,190,704              -0-


                  (ii) RATIFICATION OF KPMG AS THE COMPANY'S INDEPENDENT
                       AUDITORS.

                           The Board of Directors selected KPMG to serve as the
                  independent auditors of the Company for the fiscal year ending December 31, 2002. KPMG has served as the Company's independent auditors since July 13, 2000. A total of 92,665,094 votes were cast for, and a total of 5,873,490 votes were cast against the ratification of the selection by the Board of Directors of KPMG as the Company's independent auditors for the fiscal year ending December 31, 2002. A total of 1,848,350 abstentions and 0 broker non-votes were received on such matter.

                  (iii) OPTION GRANT TO WILLIAM AVERY.

                           The Company's stockholders were asked to approve the
                  grant (the "Grant") to William Avery of an option to purchase 6,000,000 shares of the Company's Common Stock pursuant to the terms and conditions of a Stock Option Agreement dated September 21, 2001 between the Company and William Avery (the "Stock Option Agreement"). Pursuant to the Stock Option Agreement, the option to Mr. Avery was granted in accordance with the terms and conditions of the Company's 2000 Stock Option Plan, although the option was granted outside of such plan. The option award was granted outside of the plan because the terms of the plan would not allow a grant of this size.

                           Twenty-five percent (25%) of the option vests on each
                  of the first four anniversaries of the date of the option grant. The option can be exercised for $0.03 per share, the fair market value of a share of the Company's Common Stock on the date of grant. Mr. Avery received this option grant in connection with his appointment as Chief Executive Officer of the Company as a retention and incentive mechanism. The option expires on September 21, 2011. Pursuant to the Stock Option Agreement, (i) if Mr. Avery ceases to be employed by the Company as a result of his death or disability, vesting will cease as of the date of termination and the option will remain exercisable for a period of 365 days following such termination, (ii) if Mr. Avery's employment is terminated by the Company other than for cause, one-third of the then unvested option shares will vest on the date of such termination and the option will remain exercisable for a period of ninety (90) days following such termination, (iii) if Mr. Avery's employment is terminated by the Company for cause, the option will expire on the date of such termination and (iv) if Mr. Avery terminates his employment, vesting will cease as of the date of termination and the option will remain exercisable for a period of thirty (30) days following such termination.

                           A total of 65,727,231 votes were cast for, and a
                  total of 30,628,903 votes were cast against the approval and ratification of the Grant to Mr. Avery. A total of 4,030,800 abstentions and 0 broker non-votes were received on such matter.

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

2.5 Plan of Liquidation and Dissolution of Change Technology Partners, Inc., dated September 30, 2002 (filed as an exhibit to the Registrant's Report on Form 8-K dated October 2, 2002 and incorporated herein by reference).

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

99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


         (b) The following reports on Form 8-K were filed with the SEC during the third quarter of 2002:

                           (i) On July 1, 2002 reporting matters under Item 5, Other Events, and Item 7, Financial Statements and Exhibits.

                           (ii)     On July 29, 2002 reporting matters under
                                    Item 7, Financial Statements and Exhibits, and Item 9, Regulation FD Disclosure.

                                   SIGNATURES


         In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         Dated: November 14, 2002

                                         CHANGE TECHNOLOGY PARTNERS, INC.


                                         By:  /s/ William Avery
                                              ----------------------------------
                                              William Avery
                                              President, Chief Executive Officer
                                              and Chief Financial Officer

                                 CERTIFICATIONS


         I, William Avery, certify that:

         1. I have reviewed this quarterly report on Form 10-Q of Change Technology Partners, Inc.

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                 (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                 (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                 (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                 (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                 (b) any fraud, whether or not material, that involves management or other employees who have significant role in the registrant's internal controls.

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 14, 2002


       /s/ William Avery
       -----------------------------
       William Avery
       Chief  Executive Officer

         I, William Avery, certify that:

         1. I have reviewed this quarterly report on Form 10-Q of Change Technology Partners, Inc.

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                 (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                 (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                 (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                 (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                 (b) any fraud, whether or not material, that involves management or other employees who have significant role in the registrant's internal controls.

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    November 14, 2002


         /s/ William Avery
         -----------------------------
         William Avery
         Chief Financial Officer