Form 10-K
period 2002-12-31
CHANGE TECHNOLOGY PARTNERS INC
filed 2003-03-31
CIK 356591

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K
(MARK ONE)

   |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

                                       OR

   |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

         Indicate by check mark whether the registrant is an accelerated filer
(as defined in Rule 12b-2 of the Act).                        Yes [X]    No [_]

         As of June 28, 2002, the aggregate market value of registrant's common stock held by non-affiliates was approximately $4,406,985, based on the last reported sale price of $0.03 on that date.

         Registrant had 182,025,511 shares of common stock, par value $0.01 per share, outstanding as of March 14, 2003.

================================================================================

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

         Certain statements contained in this Annual Report on Form 10-K, including information with respect to the Company's future business plans, constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements, subject to a number of risks and uncertainties that could cause actual results to differ significantly from those described in this report. These forward-looking statements include statements regarding, among other things, our business strategy and operations, future plans, future prospects, financial position, anticipated revenues or losses and projected costs, and objectives of management. Without limiting the foregoing, the words "may," "will," "should," "anticipates," "believes," "plans," "expects" and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the results of the Company to differ materially from those indicated by such forward-looking statements. These factors include, but are not limited to, those set forth in
Part I, Item 1.A "Risk Factors."

                                TABLE OF CONTENTS

                                                                                                                  PAGE
                                                                                                                  ----

PART I..............................................................................................................1

         ITEM 1.     BUSINESS.......................................................................................1

         ITEM 1A.    RISK FACTORS...................................................................................4

         ITEM 2.     Properties.....................................................................................6

         ITEM 3.     Legal proceedings..............................................................................6

         ITEM 4.     Submission of Matters to a Vote of Security Holders............................................6


PART II.............................................................................................................7

         ITEM 5.     Market for Registrant's Common Equity and Related Stockholder Matters..........................7

         ITEM 6.     Selected Financial Data........................................................................8

         ITEM 7.     Management's Discussion and Analysis of Financial Condition and Results of Operations..........9

         ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK....................................20

         ITEM 8.     Financial Statements and Supplementary Data...................................................21

         ITEM 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure..........22


PART III...........................................................................................................23

         ITEM 10.    Directors and Executive Officers of the Registrant............................................23

         ITEM 11.    Executive Compensation........................................................................24

         ITEM 12.    Security Ownership of Certain Beneficial Owners and Management................................27

         ITEM 13.    Certain Relationships and Related Party Transactions..........................................28


PART IV............................................................................................................30

         ITEM 14.    CONTROLS AND PROCEDURES.......................................................................30

         ITEM 15.    Exhibits, Financial Statement Schedules and Reports on Form 8-K...............................30

                                     PART I

ITEM 1.  BUSINESS

OVERVIEW AND RECENT DEVELOPMENTS

         Change Technology Partners, Inc. (the "Company") currently has only one operating business, Canned Interactive, which designs and produces interactive media, primarily for the entertainment industry.

         In 2001 the Company intended to use its significant cash position to develop and acquire businesses in the radio and media industries through a proposed merger with Franklin Capital Corporation pursuant to an agreement and plan of merger dated December 4, 2001. In contemplation of the proposed merger, on April 3, 2002, the Company purchased a promissory note from Excelsior Radio Networks, Inc., a subsidiary of Franklin Capital, which produces, syndicates and distributes radio programs and related services for $4,708,000 in conjunction with the purchase by Excelsior of Dial Communications Group, Inc. and Dial Communications Group LLC. The Company had previously purchased a promissory note and warrant to purchase 482,955 shares of common stock of Excelsior (the "Excelsior Warrant"), from Excelsior for $2,250,000 on August 28, 2001. The $2,250,000 note was repaid in full, together with related accrued interest, on October 1, 2002. Additionally, in connection with the merger, the Company purchased 250,000 shares of common stock of Excelsior (the "Excelsior Shares") from Franklin Capital on December 4, 2001. Franklin Capital terminated the proposed merger on July 1, 2002. The $4,708,000 note was repaid in full, together with related accrued interest, on January 21, 2003.

         On September 30, 2002, the Board of Directors of the Company (the "Board") announced the adoption of a plan of liquidation and dissolution in order to maximize shareholder value. In reaching its decision, the Board considered principally the provisions of the Investment Company Act of 1940, which would have required the Company to register as an "investment company" in the absence of the adoption of the plan of liquidation. The plan remains subject to stockholder approval, which the Company intends to seek at its next annual meeting. The plan anticipates the continuation of the Company's business activities pending an orderly wind down of its operations, but it permits the Board to amend, modify or abandon the plan, notwithstanding stockholder approval, if the Board determines that doing so would be in the best interests of the Company and its stockholders. The Company continues to review suitable business opportunities. However, if no appropriate opportunity can be found, the Company anticipates that it will commence liquidation in 2003.

         On January 15, 2003, the Company sold the Excelsior Shares and the Excelsior Warrant to Sunshine III, LLC for total consideration of $648,000 in cash.

         The Company's principal executive offices are located at 537 Steamboat Road, Greenwich, CT 06830. The Company also maintains an office in Los Angeles, CA.

CORPORATE HISTORY

         Until March 28, 2000, the Company was known as Arinco Computer Systems Inc. and had no business operations. On March 28, 2000, an investor group acquired control of Arinco

Computer Systems through an investment of $40,000,000 in exchange for newly issued convertible preferred stock of Arinco Computer Systems (which has since all been converted to Common Stock). Following this investment, Arinco Computer Systems changed its name to Change Technology Partners, Inc., redomesticated from New Mexico to Delaware, and commenced its new consulting business strategy. Prior to July, 2001, the Company provided a broad range of consulting services, including e-services and technology strategy, online branding, web architecture and design, systems integration, systems architecture and outsourcing. However, in response to continued unfavorable market conditions in 2001, the Board voted to sell or wind down these operations, other than Canned Interactive, and use its assets to invest in and develop new businesses.

SUBSIDIARIES

         The Company's subsidiaries are:

         o        Iguana Studios, Inc. (substantially no operations).

         o        Papke-Textor, Inc. d/b/a Canned Interactive.

INVESTMENTS AND LOANS

         The Company has made investments in, and loans to, media and technology companies. The following table summarizes the Company's media and technology investments and loans as of December 31, 2002:

             COMPANY                             DESCRIPTION                      TYPE OF INVESTMENT INTEREST
-------------------------------     -------------------------------------   ---------------------------------------
Alacra, Inc.                        Provider of business information        1% equity interest
                                    services

Excelsior Radio Networks, Inc.      Produces, syndicates and distributes    250,000 shares of common stock, a
                                    radio programs                          warrant to purchase 482,955 shares of
                                                                            common stock and a promissory note in
                                                                            the aggregate principal amount of
                                                                            $4,708,200. In January 2003, the shares
                                                                            and the warrant were sold to Sunshine
                                                                            III, LLC and the promissory note was
                                                                            repaid.

InSys LLC                           Provider of systems integration         49% equity interest and $100,000 note
                                    services

Rand Interactive Corporation        Provider of media and technical         Warrant to purchase 30% equity interest
                                    services

CANNED INTERACTIVE

                  In June, 2001, the Company acquired Papke-Textor, Inc. d/b/a Canned Interactive for approximately $1,100,000 in cash, including acquisition costs, and 6,436,552 shares of common stock, par value $0.01 per share, of the Company (the "Common Stock") valued at approximately $1,000,000. Canned Interactive is based in Los Angeles, California and designs and produces interactive media, primarily for the entertainment industry. Entertainment companies, as well as consumer goods, sports and technology companies, contract with Canned to produce interactive media, such as digital video discs (DVD) and web site design. Work is usually contracted with a purchase order and delivery of completed work is typically within one to three months of receipt of the order.

         Most theatrical films, including new and library releases, are now released in DVD format. Canned designs interactive content for those titles, enriching the viewer experience and creating value for Canned's clients. Canned also uses its design and technology skills to create and enhance web sites with interactive and streaming content.

         Canned exploits its ability to design, create and produce interactive DVD applications in two ways. First, Canned supports its business in the entertainment sector. Canned's service to this business sector allowed it to develop top creative and technology skills. It has significantly penetrated the sector and will opportunistically pursue new business while ensuring sufficient resources are deployed to secure what has become a relatively stable and predictable part of the business. Second, Canned uses its understanding of the DVD medium to identify business opportunities for its services in other market segments where it believes its creative and technology skills can support its clients' business objectives. As the number of DVD-enabled households increases, driven in large part by the theatrical entertainment business' use of DVDs to distribute its product, the public's familiarity with interactive DVDs increases and the cost of distribution decreases. These factors open up potential new uses for Canned's services outside its core entertainment business. Canned currently has targeted the technology, consumer goods and communications businesses.

         Canned's largest clients in 2002 were Disney Home Entertainment, Columbia Tristar Home Entertainment and Warner Home Video. Other clients in 2002 were Cisco Systems, Nike and the United States Olympic Committee. Mattel, Fox Home Video and two game entertainment developers, eidos and Ubisoft, became new clients of Canned in 2002. Disney Home Entertainment, Warner Home Video and Columbia Tristar Home Entertainment each account for ten percent or more of the Company's consolidated revenues. Until approximately one year ago, most of Canned's business was by way of referral and capitalization on the established contacts it has built in the entertainment sector. Canned has since developed a quota-bearing sales approach to sign new revenue sources outside the entertainment industry. Based on the success of these new initiatives, Canned is organized to add to its sales team and support that effort with appropriate public relations.

         Competition for the development of interactive DVDs and web sites is strong and varied. Companies that compete with Canned in the DVD market include 1k Studios, Technicolor and B.D. Fox. In the web site marketplace there are numerous small, local competitors, as well as more established companies such as dna studios.

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

EMPLOYEES

         As of December 31, 2002, the Company employed 25 full time employees. Of the total number of employees, 19 were in professional services, two were in sales and marketing and four were in finance and administration. None of the Company's employees are represented by any collective bargaining unit, and the Company has never experienced a work stoppage. The Company believes its relations with its employees are good.

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

         THE VIDEO AND HOME ENTERTAINMENT INDUSTRY IS HIGHLY COMPETITIVE AND SOME OF CANNED'S COMPETITORS HAVE SUBSTANTIALLY GREATER RESOURCES THAN CANNED, WHICH THEY MAY USE TO IMPLEMENT STRATEGIES THAT COULD ADVERSELY AFFECT CANNED'S MARKET SHARE AND RESULTS OF OPERATIONS. The video and home entertainment industry is highly competitive and there are few barriers to entry. Canned competes with many other video and home entertainment producers. Some of Canned's competitors have greater financial and marketing resources, market share and name recognition than Canned, which may allow them to quickly develop market presence in the market Canned serves or allow them to expand into new markets that Canned intends to serve. There is no assurance that Canned will be able to compete effectively with such competitors.

         In addition, DVD competes with all leisure-time activities, such as movie theaters, network and cable television, direct broadcast satellite television, live theater, sporting events and family entertainment centers. In the event the demand for DVDs declines, Canned's business and results of operations will be affected.

         THE DVDS THAT CANNED OFFERS ARE SUBJECT TO TECHNICAL OBSOLESCENCE, WHICH COULD REDUCE THE DEMAND FOR CANNED'S PRODUCTS. DVDs compete with, among others, pay-per-view cable television systems ("Pay-Per-View"), in which subscribers pay a fee to see a movie that they select. Pay-Per-View presently offers only a limited number of channels and movies in certain cable television markets. However, recently developed technologies, referred to as "Video On Demand" ("VOD"), permit certain cable companies, direct broadcast satellite companies (such as DirecTV), telephone companies and other telecommunications companies to transmit a much greater number of movies to homes throughout the United States at frequent intervals throughout the day. Changes in the manner in which movies are marketed, primarily related to an earlier release of movies in the VOD format, could substantially decrease the demand for DVDs, which would have an adverse effect on Canned's business. Currently, movies are released to the video and home entertainment specialty store market from 30 to 120 days before release to the Pay-Per-View and VOD distribution channels.

         CANNED'S CUSTOMER BASE IS HIGHLY CONCENTRATED, SO THE LOSS OF A MAJOR CUSTOMER COULD ADVERSELY AFFECT CANNED'S BUSINESS. A substantial portion of Canned's net revenues have increasingly been derived from sales to a small number of Canned's customers. The reduction, delay or cancellation of orders from one or more major customers or the loss of one or more major customers could adversely affect Canned's business, financial condition and results of operations.

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

         CONCENTRATION OF OWNERSHIP WILL LIMIT YOUR ABILITY TO INFLUENCE CORPORATE MATTERS. The present directors, executive officers and principal stockholders of the Company beneficially own approximately 25% of the outstanding Common Stock. As a result, these stockholders will be able to continue to exert significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions.

         THE COMPANY'S BOARD HAS ADOPTED A PLAN OF LIQUIDATION AND DISSOLUTION. On September 30, 2002 the Company's Board adopted a plan of liquidation and dissolution to be voted on by the Company's stockholders at the Company's next annual meeting of stockholders. Assuming the plan is approved by the Company's stockholders, the Company intends to begin the process of winding up its operations.

         THE COMPANY WILL CONTINUE TO INCUR THE EXPENSES OF COMPLYING WITH PUBLIC COMPANY REPORTING REQUIREMENTS. If the plan of liquidation and dissolution adopted by the Board is approved by the Company's stockholders, the Company will have a continuing obligation to comply with the applicable reporting requirements of the Securities and Exchange Act of 1934, as amended (the "Exchange Act"), even though compliance with such requirements is economically burdensome. The Company is not able to predict at this time how long it will continue to be subject to the reporting requirements of the Exchange Act.

         THE TIMING OF DISTRIBUTIONS TO THE COMPANY'S STOCKHOLDERS IN CONNECTION WITH THE LIQUIDATION AND DISSOLUTION OF THE COMPANY IS NOT CERTAIN. If the plan of liquidation and dissolution adopted by the Board is approved by the Company's stockholders, the Board may determine that it is in the best interests of the Company's stockholders that some assets be placed into a liquidating trust, which could delay the receipt by the Company's stockholders of the final proceeds of such a liquidation.

         THE COMPANY'S STOCK WILL CONTINUE TO TRADE EVEN THOUGH IT MAY BE IN THE PROCESS OF WINDING DOWN ITS OPERATIONS AND THE DISTRIBUTIONS, IF ANY, MAY BE BELOW ANY TRADING PRICE. If the plan of liquidation and dissolution adopted by the Board is approved by the

Company's stockholders, because of the difficulty in estimating the amount and timing of the liquidating distributions, and due to the other risk factors discussed herein, the Company's Common Stock may be subject to significant volatility and may trade above the amount of any distribution that is made.

         THE COMPANY MAY NOT BE ABLE TO NEGOTIATE SETTLEMENTS WITH RESPECT TO ITS REMAINING LIABILITIES. If the plan of liquidation and dissolution adopted by the Board is approved by the Company's stockholders, the Company will begin the process of negotiating settlements with respect to its remaining obligations and liabilities which will include, without limitation, building leases. In the event the Company is unable to negotiate successfully the termination of these obligations, the Company may have less or no cash proceeds to distribute to its stockholders.

ITEM 2.  PROPERTIES

         The Company leases approximately 10,900 square feet of office space at 537 Steamboat Road, Greenwich, Connecticut for use as executive offices. The Company currently utilizes approximately 700 square feet and has sublet the remaining 10,200 square feet. The current lease expires in October 2003. The Company also leases office space at 16 West 19th Street, New York, New York 10011, which has been sublet in its entirety, and 6834 Hollywood Boulevard, Hollywood, California 90028.

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

         No matters were submitted to a vote of the stockholders in the fourth quarter of 2002.

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

            FISCAL YEAR ENDED DECEMBER 31,                 HIGH           LOW
----------------------------------------------------     --------       -------
2001
First quarter.......................................     $   2.00       $   .25
Second quarter......................................          .31           .07
Third quarter.......................................          .14           .02
Fourth quarter......................................          .10           .03

2002
First quarter.......................................          .07           .04
Second quarter......................................          .07           .03
Third quarter.......................................          .02           .01
Fourth quarter......................................          .03           .02

         As of March 14, 2003, there were 473 common stockholders of record and 182,025,511 shares of Common Stock outstanding. The last reported sale price for the Common Stock on March 14, 2003 was $0.02.

         The Company has never paid cash dividends and does not intend to pay cash dividends in the foreseeable future.

COMPANY EQUITY COMPENSATION PLANS

         The following table sets forth information as of December 31, 2002 regarding (i) the number of securities to be issued upon exercise of outstanding options, (ii) the weighted average exercise price of such outstanding options and (iii) the number of securities remaining available for future issuance under the Company's 2000 Stock Option Plan, which was approved by the Company's security holders. The Company does not have any equity compensation plan that has not been approved by the Company's security holders.

                                                 NUMBER OF                                        NUMBER OF SECURITIES REMAINING
                                                 SECURITIES TO BE            WEIGHTED-AVERAGE     AVAILABLE FOR FUTURE ISSUANCE
                                                 ISSUED UPON                 EXERCISE PRICE       UNDER EQUITY COMPENSATION PLANS
                                                 EXERCISE OF                 OF OUTSTANDING       (EXCLUDING NUMBER OF SECURITIES
PLAN CATEGORY                                    OUTSTANDING OPTIONS         OPTIONS              REFLECTED IN FIRST COLUMN)
-------------                                    -------------------         ----------------     -------------------------------
Equity compensation plans approved by
   security holders..........................       14,585,747                      $0.08                   11,414,253
Equity compensation plans not approved by
   by security holders.......................             ----                       ----                         ----
                                                   -----------                  ---------                 ------------
       Total.................................       14,585,747                      $0.08                   11,414,253
                                                   ===========                  =========                 ============

ITEM 6.  SELECTED FINANCIAL DATA

         The following selected financial data as of and for the years ended December 31, 1999 and 1998 has been derived from the audited financial statements of the Company and the notes accompanying the statements. The selected financial data as of and for the years ended December 31, 2002, 2001 and 2000 has been derived from the Company's financial statements and the accompanying notes, which have been audited by KPMG LLP, the Company's current independent auditors. Note that historical results of operations are not indicative of the Company's future performance because of the Company's divestiture of its consulting business in 2001 and its recent adoption of the plan of liquidation and dissolution, subject to shareholder approval. You should read this information in conjunction with the audited consolidated financial statements, including the notes to those statements, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this report.

                                                                                    FISCAL YEAR ENDED DECEMBER 31,
                                                                  -----------------------------------------------------------------
                                                                     2002         2001           2000          1999         1998
                                                                  ---------     ---------     ---------     ---------     ---------
                                                                              (in thousands, except per share amounts)
Statement of Operations Data:
Revenues .....................................................    $   2,720     $   5,567     $   1,370     $      --     $      --
Cost of revenues .............................................        1,432         7,276         1,119            --            --
                                                                  ---------     ---------     ---------     ---------     ---------
Gross profit (loss) ..........................................        1,288        (1,709)          251            --            --
Operating expenses:
Selling, general and administrative ..........................        4,530        13,738         3,305            12            11
Equity based compensation ....................................          377         3,086         2,921            --            --
Severance ....................................................           --         1,326            --            --            --
Loss on disposal of subsidiaries .............................           --           377            --            --            --
Impairment losses ............................................           69         7,263            --            --            --
                                                                  ---------     ---------     ---------     ---------     ---------
Total operating expenses .....................................        4,976        25,790         6,226            12            11
Loss from operations .........................................       (3,688)      (27,499)       (5,975)          (12)          (11)
Other income (expense) .......................................          187        (4,701)         (263)           20           (42)
                                                                  ---------     ---------     ---------     ---------     ---------
Net income (loss) before extraordinary item ..................       (3,501)      (32,200)       (6,238)            8           (53)
Extraordinary item ...........................................           --            --            --            --           666
Dividends ....................................................           --            --            --           (14)          (24)
Deemed dividend attributable to issuance of
   convertible preferred stock ...............................           --            --        40,000            --            --
                                                                  ---------     ---------     ---------     ---------     ---------
Net income (loss) applicable to common stockholders ..........       (3,501)      (32,200)      (46,238)           (6)      589,000
Net income (loss) per share--basic and diluted ...............         (.02)         (.23)        (1.31)           --           .13

                                                                                              DECEMBER 31,
                                                                  -----------------------------------------------------------------
                                                                     2002         2001           2000          1999         1998
                                                                  ---------     ---------     ---------     ---------     ---------
Balance Sheet Data:
Cash, cash equivalents and marketable securities .............    $   3,465     $   8,892     $  30,333     $     245     $     173
Working capital ..............................................        8,880        10,719        30,012           245           236
Total assets .................................................       12,733        16,152        38,576           246           238
Accumulated deficit ..........................................      (84,302)      (80,801)      (48,601)       (2,363)       (2,371)
Stockholders' equity .........................................       11,619        14,660        37,182           245           236

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with the Company's audited consolidated financial statements and accompanying notes for the fiscal year ended December 31, 2002. Certain statements contained within this discussion constitute forward-looking statements. See "Special Note Regarding Forward Looking Statements."

CRITICAL ACCOUNTING POLICIES

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

         The Company derives its revenues from services performed under one of two pricing arrangements: time-and-materials or fixed-price. The services performed under either of these arrangements are substantially identical.

         Revenues are recognized for fixed-price arrangements in the period services are rendered using the percentage-of-completion method, based on the percentage of costs incurred to date to total estimated projects costs, provided the Company has the ability to produce reasonably dependable estimates, collection of the resulting receivable is probable and no significant obligations remain. The cumulative impact of any revision in estimates of the cost to complete and losses on projects in process are reflected in the period in which they become known.

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

         The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of customers to make payments. If the financial condition of the Company's customers deteriorate, resulting in the customers' inability to make payments, additional allowances will be required. Additionally, the Company assesses the need for provisions for estimated uncollectible amounts with respect to its loans receivable resulting from the inability of an issuer to make payments when they become due. The Company bases this estimate on the financial condition of the issuer, trends in its results of operations or other changes in circumstances. If the financial condition of an issuer deteriorates, resulting in such issuer's inability to fulfill its obligation under the promissory note evidencing such a loan, additional allowances will be required.

         As required by SFAS No. 142, "Goodwill and Intangible Assets," upon adoption management identified reporting units based upon the Company's reporting structure, and assigned goodwill at the date of adoption to reporting units benefiting from the factors that gave rise to the goodwill. As a result of this analysis, all goodwill was assigned to the Company's Canned reporting unit. Also as required by SFAS No. 142, management performed both transitional impairment testing during the first quarter of 2002 and annual impairment testing of goodwill during the fourth quarter of 2002. The fair value of the related reporting unit was estimated by management using a discounted cash flow valuation model, incorporating discount rates commensurate with the risks involved. The growth model was developed using both industry and company historical results and forecasts. In the event that these estimates are adjusted downward in future periods, the Company's analyses may result in an impairment of goodwill, which could materially affect its financial position and results of operations.

         In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," whenever events or changes in circumstances indicate that the carrying value of an asset or asset group may not be recoverable or the useful life has changed, impairment tests are performed. Undiscounted future cash flows are used to calculate the fair value of long-lived assets to determine if such assets are impaired. Where impairment is identified, management determines fair values for assets using a discounted cash flow valuation model, incorporating discount rates commensurate with the risks involved for each group of assets. Growth models are developed using both industry and company historical results and forecasts.

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

         The Company made two investments in 2001 and one in the first quarter of 2002 in Excelsior Radio Networks, Inc. (f/k/a eCom Capital, Inc.), a subsidiary of Franklin Capital, which produces, syndicates and distributes radio programs and related services. The Company purchased a promissory note and warrant for $2,250,000 from Excelsior in August 2001 and in December 2001 purchased 250,000 common shares of Excelsior from Franklin Capital for $250,000. In April 2002 the Company purchased an additional promissory note from Excelsior for $4,708,000 in conjunction with the purchase by Excelsior of Dial Communication Group Inc. and Dial Communications Group LLC. The $2,250,000 promissory note was paid in full, together with related accrued interest, on October 1, 2002. The $4,708,000 note was repaid in full, together with related accrued interest, on January 21, 2003.

         On January 15, 2003, the Company sold the Excelsior shares and the Excelsior warrant to Sunshine III, LLC for total consideration of approximately $648,000 in cash.

         On September 30, 2002, the Board adopted a plan of liquidation and dissolution in order to maximize shareholder value. In reaching its decision, the Board considered principally the provisions of the Investment Company Act of 1940, which would have required the Company to register as an "investment company" in the absence of the adoption of the plan of liquidation. The plan remains subject to stockholder approval, which the Company intends to seek at its next annual meeting. The plan anticipates the continuation of the Company's business activities pending an orderly wind down of its operations, but permits the Board to amend, modify or abandon the plan, notwithstanding stockholder approval, if the Board determines that doing so would be in the best interests of the Company and its stockholders. The Company continues to review suitable business opportunities. However, if no appropriate opportunity can be found, the Company anticipates that it will commence liquidation in 2003.

OTHER SIGNIFICANT DEVELOPMENTS

         During the year ended December 31, 2001, in response to continued unfavorable market conditions for its services, the Company embarked on a review of all operations with the goal of formulating a course of action to minimize near-term losses and capital expenditures and reduce cash outflows. As an initial course of action, the Company terminated the employment of approximately 90% of its existing workforce.

         As a result of these terminations, coupled with historical, current and projected operating and cash flow losses, the Company evaluated the recoverability of its acquired intangible assets and goodwill by comparison of the carrying value relative to future cash flows. As a result, the Company recorded impairment charges in the third quarter of 2001 totaling $7,263,000, which reduced the carrying value of certain intangibles to $0 as of December 31, 2001.

         Also as a result of these actions, the Company incurred severance charges in the third quarter of 2001 totaling $1,326,000. As of December 31, 2002, $1,145,000 of this amount has been paid.

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

         Agreements entered into in connection with time-and-materials projects are generally terminable by the client upon 30-days' prior written notice, and clients are required to pay the Company for all time, materials and expenses incurred by the Company through the effective date of termination. Agreements entered into in connection with fixed-price projects are generally terminable by the client upon payment for work performed and the next progress payment due. If clients terminate existing agreements, or if the Company is unable to enter into new agreements, the Company's business, financial condition and results of operations could be materially and adversely affected. In addition, because a significant portion of the Company's expenses are fixed, a variation in the number of client engagements can cause significant variations in operating results from quarter to quarter.

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

         The Company's equity based compensation expense is comprised of amortization of the deferred compensation associated with the grant of stock options to the Board and the former President and Chief Executive Officer. Such cost is measured as the difference between the exercise price of options granted and the fair market value of the underlying stock on the date of measurement, and is being recognized as expense over the vesting period of the options. Also included in the equity based compensation during 2001 is the cost, totaling $2,500,000 associated with 3,144,494 shares of Common Stock issued as partial consideration in exchange for the former President and Chief Executive Officer's shares of eHotHouse, a subsidiary. Such cost is measured as the difference between the fair value of the shares issued over that of the eHotHouse shares on the original date of grant. The Company incurred approximately $377,000 and $3,086,000 in equity based compensation expense during the twelve months ended December 31, 2002 and 2001, respectively.

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

         INSYS. On October 18, 2000, eHotHouse acquired substantially all of the operating assets and assumed certain liabilities of InSys, a provider of systems integration services, in exchange for $867,000 in cash including acquisition costs. The business combination was accounted for using the purchase method.

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

         Also in connection with the acquisition of Canned, $200,000 in cash and 715,172 shares of the Company's common stock were placed in escrow (the "Escrow Shares"). The related contingency period expired in December 2002, at which time the cash and the then fair value of the shares, totaling $214,000, was included in the aggregate purchase price.

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

YEAR ENDED DECEMBER 31, 2002 COMPARED TO YEAR ENDED DECEMBER 31, 2001

         REVENUES. Revenues decreased from $5,567,000 for the year ended December 31, 2001 to $2,720,000 for the year ended December 31, 2002. This decrease is a result of the Company's divestitures of operating businesses. In 2002, Canned Interactive is the Company's sole revenue generating subsidiary. Revenues from this subsidiary were $971,000 for the period from acquisition in June 2001 through December 31, 2001.

         COST OF REVENUES. Cost of revenues consists principally of costs directly incurred in the delivery of services to clients, primarily consisting of compensation of billable employees. Billable employees are full time employees and sub-contractors whose time is spent working directly on client projects. Billable employees are the Company's primary source of revenue. Such costs decreased from $7,276,000, or 131% of revenues, for the year ended December 31, 2001, to $1,432,000, or 53% of revenues, for the year ended December 31, 2002. The decrease in cost, and improvement in gross margin, is a result of the divestitures of InSys and RAND, and the downsizing of Iguana's operations.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses consist primarily of compensation and related benefits, professional services fees, facilities costs, and advertising and promotional costs. Selling, general and administrative expenses decreased from $13,738,000 for the year ended December 31, 2001 to $4,530,000 for the year ended December 31, 2002. This decrease was primarily a result of the decreased number of employees, resulting in decreased compensation, decreased professional services fees, and decreases in other costs associated with the limited scope of operations over the prior year.

         IMPAIRMENT LOSSES. As a result of the aforementioned terminations and divestitures in 2001, coupled with historical and projected operating and cash flow losses, the Company evaluated the recoverability of its acquired intangible assets and goodwill by comparison of the carrying values relative to related future cash flows. As a result of this analysis, the Company recorded impairment charges totaling $7,263,000 and $69,000 in the years ended December 31, 2001 and 2002, respectively, which are included in the "Impairment Losses" in the Statement of Operations.

         SEVERANCE COSTS. Severance costs were incurred as a result of the aforementioned terminations in 2001 and totaled $1,326,000 and $0 for the years ended December 31, 2001 and 2002, respectively.

         EQUITY IN LOSSES AND IMPAIRMENT OF INVESTMENTS IN UNCONSOLIDATED AFFILIATES. Equity in losses of unconsolidated affiliates results from the Company's minority ownership in Broadstream, NetPro and InSys which are accounted for under the equity method of accounting. Under the equity method of accounting, the Company's proportionate share, calculated on an as-if-converted basis, of the investee's operating losses, and amortization of the Company's net excess investment over its equity in the investee's net assets, is included in equity in losses of unconsolidated affiliates. Impairment of investments in unconsolidated affiliates is a result of the cessation of NetPro's and LiveSky's operations in 2002. The Company evaluated the recoverability of its investments in light of the carrying values relative to future cash flows. As a result of this analysis, the Company recorded impairment charges that reduced the remaining investment balances to $0. Equity in losses and impairment of investments in unconsolidated affiliates was $5,546,000 for the year ended December 31, 2001 and $549,000 for the year ended December 31, 2002.

         INTEREST AND DIVIDEND INCOME. Interest and dividend income was $845,000 for the year ended December 31, 2001 and $736,000 for the year ended December 31, 2002. The decrease in interest and dividend income is attributable to a decrease in the Company's invested cash balance as it has funded its ongoing operations and investments, partially offset by interest income earned on notes receivable. Interest income in future periods may fluctuate as a result of the average cash the Company maintains and changes in the market rates of interest, and management expects that the average cash balance may continue to decrease as the Company continues to incur operating losses.

         INCOME TAXES. The Company has available estimated net operating loss carry forwards for income tax purposes of approximately $22,000,000 through the period ended December 31, 2002, which expire on various dates from 2002 through 2022. A valuation allowance has been established due to uncertainty as to whether the Company will generate sufficient taxable earnings to utilize the available net operating loss carryforwards. A portion of the Company's net operating loss carryforwards may also be limited due to significant changes in ownership under Section 382 of the Tax Reform Act of 1986.

YEAR ENDED DECEMBER 31, 2001 COMPARED TO YEAR ENDED DECEMBER 31, 2000

         REVENUES. Revenues increased from $1,370,000 for the year ended December 31, 2000 to $5,567,000 for the year ended December 31, 2001. This increase is the result of the contribution to revenues of acquired companies' revenues streams. As a result of the Company's divestitures and continued unfavorable market conditions for its professional services, revenues from historical service offerings decreased on a sequential basis during 2001.

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

         In connection with certain acquisitions, including the acquisition of Canned, the Company recorded intangible assets representing the value ascribed to the customer lists and assembled workforces of the acquired companies. The aggregate amortization of these intangible assets totaled $50,000 and $2,588,000, respectively, and is included in Cost of Revenues.

         As a result of the Company's divestitures, terminations and unfavorable market conditions, cost of revenues decreased on a sequential basis during 2001.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses consist primarily of compensation and related benefits, professional services fees, facilities costs and advertising and promotional costs. Selling, general and administrative expenses increased from $3,305,000 for the year ended December 31, 2000 to $13,738,000 for the year ended December 31, 2001. These increases were primarily the result of increased compensation, increased professional services fees, increased facility costs and increases in other costs associated with the growth of the Company's business and operations over the prior year.

         IMPAIRMENT LOSSES. As a result of the aforementioned terminations, coupled with historical, current and projected operating and cash flow losses, the Company evaluated the recoverability of its acquired intangible assets and goodwill by comparison of the carrying value relative to future cash flows. As a result, the Company recorded impairment charges totaling

$7,263,000 which are included in the Impairment Losses section of the accompanying Statement of Operations.

         SEVERANCE COSTS. Severance costs were $0 and $1,326,000 in the years ended December 31, 2000 and 2001, respectively.

         EQUITY IN LOSSES OF UNCONSOLIDATED AFFILIATES. Equity in losses of unconsolidated affiliates was $1,732,000 and $5,546,000 for the years ended December 31, 2000 and 2001, respectively. Equity in losses of unconsolidated affiliates resulting from the Company's minority ownership in Broadstream, Inc., NetPro Holdings, Inc. and InSys LLC have been accounted for under the equity method of accounting. Under the equity method of accounting, the Company's proportionate share, calculated on an as-if-converted basis, of the investee's operating losses and amortization of the Company's net excess investment over its equity in the investee's net assets is included in equity in losses of unconsolidated affiliates.

         INTEREST AND DIVIDEND INCOME. Interest and dividend income was $1,469,000 and $845,000 for the years ended December 31, 2000 and 2001, respectively. The decrease in interest income over the prior year was attributable to a decrease in the Company's invested cash balance, as it has funded its ongoing operations.

         INCOME TAXES. The Company had available estimated net operating loss carryforwards for income tax purposes of approximately $20,000,000 as of December 31, 2001, which expire on various dates from 2001 through 2021. A valuation allowance had been established due to uncertainty as to whether the Company will generate sufficient taxable earnings to utilize the available net operating loss carryforwards.

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

WORKING CAPITAL AND RESULTS OF OPERATIONS

         The Company had $3,465,000 in cash and cash equivalents available as of December 31, 2002 invested predominantly in instruments that are highly liquid, investment grade securities that have maturities of less than 45 days. The Company used $3,082,000 to fund operating activities, and an additional $2,278,000 to fund investing activities during the year ended December 31, 2002.

         Beginning in the third quarter of 2001, in response to continued unfavorable market conditions for its services, the Company embarked on a review of its operations with the goal of formulating a course of action to minimize near term losses and capital expenditures and reduce cash outflows. As of December 31, 2002, the Company has a single operating subsidiary, a limited number of employees and has significantly reduced fixed expenses.

         In January, 2003, the Company sold its shares of Excelsior common stock, and the Excelsior warrant to Sunshine III, LLC for total consideration of approximately $648,000 in cash. Also in January, 2003 the Company received full prepayment of interest and principal on the $4,708,000 note from Excelsior.

         Given the Company's current level of operations and subsequent collection of the Excelsior note, the Company's capital resources are sufficient to meet anticipated cash needs for working capital and capital expenditures relating to existing operations for at least the next 12 months. However, the Company continues to review suitable business opportunities. If a business is found and the plan of liquidation and dissolution adopted by the Board is abandoned, and the Company's operations require significant cash outlays to fund operations, the Company may be required to seek additional sources of financing or to sell certain assets.

         The Company's future contractual obligations at December 31, 2002 were as follows:

                                                     AMOUNTS DUE IN FISCAL YEAR ENDING DECEMBER 31,
                                             -------------------------------------------------------------
                                                                                                 2007 AND
                                              2003         2004          2005         2006      THEREAFTER
                                             -------      -------       -------      -------    ----------
                                                                    (in thousands)
Operating leases......................       $   850      $   184       $    46      $    --      $    --
Capital leases........................           114           31             4           --           --
Involuntary termination...............           181           --            --           --           --
                                             -------      -------       -------      -------      -------
                                             $ 1,145      $   215       $    50      $    --      $    --
                                             =======      =======       =======      =======      =======

         Total minimum operating lease payments have not been reduced for future minimum sublease rentals totaling approximately $342,000.

         The Company intends to fund these obligations from its cash on hand at December 31, 2002 and the repayment by Excelsior Radio Networks of the note issued by it to the Company.

         If the plan of liquidation and dissolution adopted by the Board is approved by the Company's stockholders, the Company will begin the process of negotiating settlements with respect to its remaining obligations and liabilities. In the event the Company is unable to negotiate successfully the termination of these obligations, the Company may have less or no cash proceeds to distribute to its stockholders.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company's primary objective in investing in securities and other instruments is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, the Company maintains a portfolio of cash and cash equivalents and money market funds. As of December 31, 2002, the Company held cash and cash equivalents with an average maturity of 45 days or less.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The Financial Statements begin on Page F-1 of this report.

QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

         The following tables set forth unaudited quarterly statement of operations data of the Company for each of the Company's eight most recent quarters. In management's opinion, this unaudited information has been prepared on the same basis as the audited annual financial statements and includes all adjustments (consisting only of normal recurring adjustments) necessary for fair presentation of the unaudited information for the quarters presented. You should read this information in conjunction with the consolidated financial statements, including the notes to those statements, included elsewhere in this report. The results of operations for a quarter are not necessarily indicative of results that the Company may achieve for any subsequent periods and, as a result of the Company's adoption of a plan of liquidation and dissolution, historical information may not be indicative of future results.

                                                                                        THREE MONTHS ENDED
                                                           ------------------------------------------------------------------------
                                                           DEC. 31, 2002     SEPT. 30, 2002       JUNE 30, 2002      MARCH 31, 2002
                                                           -------------     --------------       -------------      --------------
Revenues ...........................................            876,000             511,000             594,000             739,000
Cost of revenues ...................................            524,000             301,000             326,000             281,000
                                                            -----------         -----------         -----------         -----------
Gross profit .......................................            352,000             210,000             268,000             458,000
Selling, general and administrative ................            906,000           1,068,000           1,486,000           1,070,000
Equity based compensation expense ..................            (17,000)            131,000             132,000             131,000
Impairment losses ..................................                 --                  --              69,000                  --
Severance charges ..................................                 --                  --                  --                  --
Loss on disposal of subsidiaries ...................                 --                  --                  --                  --
                                                            -----------         -----------         -----------         -----------
Income (loss) from operations ......................           (537,000)           (989,000)         (1,419,000)           (743,000)
Other income (loss), net ...........................             99,000             198,000              67,000            (177,000)
                                                            -----------         -----------         -----------         -----------
Income (loss) before income taxes ..................           (438,000)           (791,000)         (1,352,000)           (920,000)
Provision for income taxes .........................                 --                  --                  --                  --
                                                            -----------         -----------         -----------         -----------
Net income (loss) ..................................           (438,000)           (791,000)         (1,352,000)           (920,000)

                                                                                        THREE MONTHS ENDED
                                                           ------------------------------------------------------------------------
                                                           DEC. 31, 2001     SEPT. 30, 2001       JUNE 30, 2001      MARCH 31, 2001
                                                           -------------     --------------       -------------      --------------
Revenues ...........................................            423,000           1,740,000           1,530,000           1,874,000
Cost of revenues ...................................            385,000           2,527,000           2,312,000           2,052,000
                                                            -----------         -----------         -----------         -----------
Gross profit .......................................             38,000            (787,000)           (782,000)           (178,000)
Selling, general and administrative ................          2,950,000           2,967,000           5,037,000           2,784,000
Equity based compensation expense ..................            133,000             159,000             165,000           2,629,000
Impairment losses ..................................                 --           7,263,000                  --                  --
Severance charges ..................................                 --           1,326,000                  --                  --
Loss on disposal of subsidiaries ...................            377,000                  --                  --
                                                                                -----------         -----------         -----------
Income (loss) from operations ......................         (3,422,000)        (12,502,000)         (5,984,000)         (5,591,000)
Other income (loss), net ...........................           (532,000)         (1,698,000)         (2,021,000)           (450,000)
                                                            -----------         -----------         -----------         -----------
Income (loss) before income taxes ..................         (3,954,000)        (14,200,000)         (8,005,000)         (6,041,000)
Provision for income taxes .........................                 --                  --                  --                  --
                                                            -----------         -----------         -----------         -----------
Net income (loss) ..................................         (3,954,000)        (14,200,000)         (8,005,000)         (6,041,000)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

CHANGE IN ACCOUNTANTS

         None.

DISAGREEMENTS WITH ACCOUNTANTS

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

EXECUTIVE OFFICERS

         The executive officer of the Company is as follows:


                NAME                      AGE                PRESENT POSITION WITH THE COMPANY
-----------------------------------     -------    ------------------------------------------------------
William Avery......................        53      President, Chief Executive Officer, Chief Financial
                                                   Officer, Secretary and Director


DIRECTORS

         The directors of the Company are as follows:

WILLIAM AVERY. Mr. Avery has served as the Company's President and Chief Executive Officer since July 2, 2001. From March 28, 2000 to March 16, 2001, Mr. Avery served as a Managing Director of the Company. He has served as a director since September 12, 2000. Mr. Avery also serves as the Chairman of the Nominating Committee. Mr. Avery was a Managing Partner of FG II Ventures, LLC, from October 1, 1999 to July 1, 2001. Prior to working with FG II, Mr. Avery was Corporate Senior Vice President and President of the International Division of CUC International Inc., which merged with Cendant Corporation. With CUC, Mr. Avery developed its overseas memberships and Internet businesses. Mr. Avery is 53 years of age.

JAMES M. DUBIN. Mr. Dubin has served as a director of the Company since March 28, 2000. Mr. Dubin serves as a member of the Compensation Committee. Mr. Dubin is also a Senior Partner and Co-chair of the Corporate Department of Paul, Weiss, Rifkind, Wharton & Garrison LLP, an international law firm headquartered in New York City, where he has worked since 1974. Mr. Dubin serves on the board of directors of Carnival Corporation, the world's largest cruise line operator, and Conair Corporation, an international designer, manufacturer and marketer of branded consumer products. Mr. Dubin is 56 years of age.

MICHAEL GLEASON. Mr. Gleason has been Chairman of the Board since March 28, 2000. Mr. Gleason serves as a member of the Audit and Compensation Committees. He is also the President of Celsus Financial Corp., the General Partner of Celsus Capital L.P., which has private equity investments in real estate and various other entities. Mr. Gleason has been associated with Celsus and its predecessors in interest since prior to 1997. Mr. Gleason also serves on the board of directors of Metro-Goldwyn-Mayer Inc., a producer and distributor of television programs and theatrical motion pictures, and Fresh, Inc., a Boston, Massachusetts based beauty products company. Mr. Gleason is 48 years of age.

WILLIAM E. LIPNER. Mr. Lipner has been a director of the Company since March 28, 2000. Mr. Lipner serves as the Chairman of the Compensation Committee and is a member of the Nominating Committee. He is also Chairman and Chief Executive Officer of NFO World Group, Inc., the world's third largest marketing information/market research company. Mr. Lipner also serves on the board of directors of Crane Co., a diversified aerospace engineering and manufacturing company. Mr. Lipner is 55 years of age.

COMPENSATION OF DIRECTORS

         Non-employee directors are entitled to receive an annual remuneration of $2,500 for serving as directors of the Company, and are reimbursed for out-of-pocket expenses incurred in connection with such service. However, no director received such annual remuneration during the year ended December 31, 2002. Additionally, non-employee directors have been granted options to purchase Common Stock under the Company's 2000 Stock Option Plan. See "Executive Compensation - Certain Relationships and Related Party Transactions - Stock Options."

AUDIT COMMITTEE FINANCIAL EXPERT

         The Board has determined that Michael Gleason, the sole member of the Company's audit committee, satisfies the "audit committee financial expert" criteria established by the Securities and Exchange Commission. Mr. Gleason is "independent" as such term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934, as amended.

CODE OF ETHICS

         On February 28, 2003, the Board adopted a code of ethics applicable to the Company's principal executive officer, principal financial officer or persons performing similar functions.

         A copy of the Company's code of ethics may be obtained, without charge, upon written request to the Company at its principal executive offices located at 537 Steamboat Road, Greenwich, CT 06830.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Exchange Act requires the Company's directors, executive officers and persons who own more than ten percent of the Common Stock, to file reports of ownership and changes in ownership on Forms 3, 4 and 5 with the SEC. Directors, executive officers and greater than ten percent stockholders are required by SEC regulations to furnish the Company with copies of all Forms 3, 4 and 5 they file. The Company believes that all its directors, executive officers and greater than ten percent beneficial owners complied with all filing requirements applicable to them in 2002.

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY OF CASH AND OTHER COMPENSATION

         The following Summary Compensation Table sets forth the compensation awarded to, earned by or paid to the President and Chief Executive Officer of the Company during the fiscal years ended December 31, 2002, 2001 and 2000 for services rendered in all capacities to the Company and its subsidiaries.

                                                                                   AWARDS OF        ALL OTHER
          NAME AND PRINCIPAL POSITION                 YEAR        SALARY ($)     OPTIONS/SARS     COMPENSATION
---------------------------------------------        ------     --------------  --------------   ---------------
William Avery
CEO, CFO, President and Secretary............         2002        280,000                 --             --
                                                      2001        128,723 (1)      9,000,000             --
                                                      2000         92,307 (2)             --             --

----------
(1) Salary listed has been prorated to reflect the amount of time Mr. Avery was employed by the Company in 2001: January 1, 2001 to March 16, 2001 as a Managing Director and July 2, 2001 to December 31, 2001 as the President and CEO.
(2) Salary listed has been prorated to reflect the amount of time Mr. Avery was employed by the Company in 2000: March 28, 2000 to December 31, 2000.


OPTION/SAR GRANTS IN FISCAL YEAR 2002

         No awards were made in fiscal year 2002 to executives pursuant to the
2000 Stock Option Plan or outside the 2000 Stock Option Plan.......

AGGREGATED OPTION EXERCISES IN FISCAL 2002 AND FISCAL YEAR END OPTION VALUES

         The following table sets forth the number of shares covered by exercisable and unexercisable stock options as of December 31, 2002, and the value of the "in-the-money" options. The value of "in-the-money" options represents the positive spread between the exercise price of any such option and the fair market value of the Common Stock (the mean between the high and low prices of the stock) on December 31, 2002. None of the named executive officers exercised any stock options during 2002.

                                           NUMBER OF SECURITIES UNDERLYING           VALUE OF IN-THE-MONEY OPTIONS
          NAME                           UNEXERCISED OPTIONS AT FISCAL YEAR END             AT FISCAL YEAR END
-------------------------                --------------------------------------     ------------------------------
                                             EXERCISABLE      UNEXERCISABLE         EXERCISABLE      UNEXERCISABLE
                                             -----------      -------------         -----------      -------------
William Avery                                 2,250,000         6,750,000                $0              $0


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

         The employment agreement provides that the duties of Mr. Avery shall be prescribed by the Board and that Mr. Avery shall devote substantially all of his business time to performing his duties under the employment agreement.

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

         A change of control is defined as the occurrence of any of the following events:

         o any person other than the Company or one of its subsidiaries becomes the beneficial owner of 30% or more of the Company's then outstanding equity securities, unless such acquisition has been approved by not less than two-thirds of the Board prior to such acquisition;

         o individuals who constitute the Board on a given day cease (for any reason other than death or resignation) to constitute a majority of the Board on the following day, unless any subsequent director was approved or nominated by not less than three-quarters of the incumbent Board or two-thirds of the nominating committee of the incumbent Board;

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

         o the approval by stockholders of the Company of a sale of all or substantially all of the assets of the Company, unless such sale was recommended to the stockholders by not less than two-thirds of the Board;

         o        the dissolution or liquidation of the Company;

         o the failure of nominees of the Board for election to the board to be so elected other than by death or withdrawal of the nominee; or

         o a change in control required to be reported pursuant to Item 1(a) of Form 8-K under the Securities Exchange Act of 1934 unless such change in control was approved by not less than two-thirds of the incumbent Board.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information as of March 14, 2003 regarding (i) each person known by the Company to be the beneficial owner of more than 5% of the outstanding shares of Common Stock or Series A Preferred Stock, (ii) each director of the Company, (iii) the current Chief Executive Officer of the Company and (iv) all executive officers and directors as a group. Except as otherwise indicated, each person has sole voting and dispositive power with respect to such shares. The address for all beneficial owners, unless stated otherwise below, is c/o Change Technology Partners, Inc., 537 Steamboat Road, Greenwich, CT 06830.

         Each share of the Series A Preferred Stock is convertible into one share of Common Stock.

         Beneficial ownership includes shares for which a person, directly or indirectly, has or shares voting or investment power, or both, and also includes options and warrants which are exercisable within sixty days of March 14, 2003.

                                                                                             SERIES A
                                                          COMMON STOCK                    PREFERRED STOCK
                                                 --------------------------------    ----------------------------
          NAME OF BENEFICIAL OWNER                  SHARES       PERCENT OF CLASS     SHARES     PERCENT OF CLASS
--------------------------------------------     ----------      ----------------    --------    ----------------
Culmen Technology Partners, L.P.............     32,000,000            17.6%            --             --
      201 Main Street, Suite 1955
     Fort Worth, TX 76102
William Avery ..............................      7,807,813(1)          4.3             --             --
James M. Dubin..............................      1,729,667(2)          1.0             --             --
Michael Gleason.............................     33,466,667(3)         18.4             --             --
William E. Lipner...........................      2,191,667(4)          1.2             --             --
Christopher H.B. Mills......................     12,939,700(5)          7.1             --             --
   c/o J.O. Hambro Capital
   Management Limited
   Ryder Court, 14 Ryder St.
   London SW1Y 6QB, England
Gordon Bryant...............................             --            --              645             100
   9408 Avenido Del Oso NE
   Albuquerque, NM 87111
All officers and directors
   as a group (4 persons)*..................     45,195,814(6)         24.8             --             --

----------
*    Duplications eliminated.
(1) Represents 2,000,000 shares of Common Stock, warrants to purchase an aggregate of 3,557,813 shares of Common Stock and options to purchase an aggregate of 2,250,000 shares of Common Stock.
(2) Represents 338,000 shares of Common Stock and options to purchase an aggregate of 1,391,667 shares of Common Stock.
(3) Represents 32,000,000 shares of Common Stock owned by Culmen Technology Partners, L.P. Mr. Gleason is the President and sole director of CTP, Inc., the general partner of Culmen. As a result, he may be deemed to have beneficial ownership over these shares. However, Mr. Gleason disclaims beneficial ownership of 30,200,000 shares of Common Stock. Also includes options to purchase an aggregate of 1,466,667 shares of Common Stock.
(4) Represents 800,000 shares of Common Stock and options to purchase an aggregate of 1,391,667 shares of Common Stock.
(5) According to a Schedule 13G filed with the Securities and Exchange Commission on July 19, 2001, Mr. Mills (i) shares voting and dispositive power over such shares with J.O. Hambro Capital Management (Holdings) Limited and J.O. Hambro Capital Management Limited, (ii) shares voting and dispositive power over 1,280,000 such shares with American Opportunity Trust plc, (iii) shares voting and dispositive power over 4,400,000 such shares with Growth Financial Services and North Atlantic Smaller Companies Investment Trust plc, (iv) shares voting and dispositive power over 640,000 such shares with Oryx International Growth Fund Limited and Consulta (Channel Islands) Limited and (v) shares voting and dispositive power over 1,498,000 such shares with The Trident North Atlantic Fund.
(6) Represents 35,138,000 shares of Common Stock, warrants to purchase an aggregate of 3,557,813 shares of Common Stock and options to purchase 6,500,001 shares of Common Stock. Includes 32,000,000 shares of Common Stock owned by Culmen, which Mr. Gleason may be deemed to beneficially own.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

PROFESSIONAL SERVICES

         During the year ended December 31, 2002, the Company incurred legal fees in connection with certain transactions and other matters in the normal course of business. A portion of these services was provided by Paul, Weiss, Rifkind, Wharton & Garrison LLP, of which James M. Dubin, a member of the Board and the compensation committee, is a partner. Fees incurred by this firm totaled approximately $387,000 and $881,000 for the years ended December 31, 2002 and 2001, respectively.

STOCK OPTIONS

         The 2000 Stock Option Plan provides for the award of stock options to the employees, directors and consultants of the Company. Grants under this plan have been intended to provide participants with the promise of longer-term rewards that appreciate in value with favorable future performance of the Company. No options were issued during the year ended December 31, 2002. The 2000 Stock Option Plan authorizes the issuance of a maximum of 20,000,000 options, with a maximum of 3,000,000 options to be received each year by any one participant.

         On June 26, 2000, James M. Dubin, Michael Gleason and William Lipner were each granted non-qualified stock options to purchase 400,000 shares of Common Stock at an exercise price of $.50 per share. One-fourth of these stock options vested on June 26, 2000, one-fourth of them vested on June 26, 2001 and the remainder vest monthly from July 1, 2001 until June 1, 2003.

         On May 22, 2001, Messrs. Dubin and Gleason were each granted non-qualified stock options to purchase 100,000 shares of Common Stock at an exercise price of $.50 per share in consideration of their service on the audit committee. One-fourth of these options vested on May 22, 2001, one-fourth of them vested on May 22, 2002, and the remainder will vest monthly from June 1, 2002 until May 1, 2004. Mr. Dubin's options expired, unexercised, when he resigned from the audit committee in June 2001.

         On September 19, 2001, William Avery was granted options to purchase 9,000,000 shares of Common Stock at an exercise price of $.03 per share. Options to purchase 3,000,000 shares of Common Stock were issued under the Company's 2000 Stock Option Plan. Options to purchase 6,000,000 shares of Common Stock were issued outside of the plan and such grant was approved by the Company's stockholders at its 2002 annual meeting. Each option vests one-fourth on each of the first, second, third and fourth anniversaries of the date of the grant.

         On September 21, 2001, each of Messrs. Dubin, Gleason and Lipner were granted non-qualified stock options to purchase 1,000,000 shares of Common Stock at an exercise price of $.03 per share. All of these options vested on September 21, 2001.

         On November 7, 2001, Michael Levitt was granted non-qualified stock options to purchase 2,000,000 shares of Common Stock at an exercise price of $.06 per share. All of these options vested on November 7, 2001. However, in connection with Mr. Levitt's resignation from the Board on December 31, 2002, he surrendered options to purchase 1,300,000 shares of Common Stock. Mr. Levitt retained options to purchase the remaining 700,000 shares of Common Stock.

                                    PART IV

ITEM 14. CONTROLS AND PROCEDURES

         (a) The President, Chief Executive Officer and Chief Financial Officer of the Company has concluded, based on his evaluation as of a date within 90 days prior to the date of the filing of this annual report on Form 10-K for the fiscal year ended December 31, 2002, that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company's management, including the President, Chief Executive Officer and Chief Financial Officer of the Company, as appropriate, to allow timely decisions regarding required disclosure.

         (b) There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of such evaluation.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

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

2.4 Amendment No. 1 to Agreement and Plan of Merger by and between Change Technology Partners, Inc. and Franklin Capital Corporation, dated April 3, 2002 (filed as an exhibit to the Registrant's Report on Form 8-K dated April 4, 2002 and incorporated herein by reference).

2.5 Plan of Liquidation and Dissolution of Change Technology Partners, Inc., dated September 30, 2002 (filed as an exhibit to Registrant's Report on Form 8-K dated October 2, 2002 and incorporated herein by reference).

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

10.4 Stock Purchase Agreement, dated September 15, 2000, by and between Change Technology Partners, Inc. and eHotHouse, Inc. (filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 15, 2000 and incorporated herein by reference)

10.5 Agreement for Sale and Purchase of Business Assets among InSys Technology Inc., ATC InSys Technology, Inc., and ATC Group Services Inc. dated October 5, 2000 (filed as an exhibit to the Registrant's Report on Form 8-K dated October 18, 2000 and incorporated herein by reference).

10.6 Assumption Agreement among InSys Technology, Inc., ATC InSys Technology Inc. and ATC Group Services Inc. dated October 18, 2000 (filed as an exhibit to the Registrant's Report on Form 8-K dated October 18, 2000 and incorporated herein by reference).

10.7 Agreement and Plan of Merger among Change Technology Partners, Inc., Iguana Studios I, Inc., and Iguana Studios, Inc., dated March 1, 2001 (filed as an exhibit to the Registrant's Report on Form 8-K dated March 14, 2001 and incorporated herein by reference).

10.8 Stockholders Agreement entered into by Change Technology Partners, Inc., and Stockholders of Iguana dated March 1, 2001 (filed as an exhibit to the Registrant's Report on Form 8-K dated March 14, 2001 and incorporated herein by reference).

10.9 Agreement and Plan of Merger among eHotHouse Inc., eHH Merger I, Inc., RAND Interactive Corporation, and Todd Burgess, David Kelley, John Snow, Stephen Riddick and Brobeck, Phleger and Harrison LLP dated November 30, 2000 (filed as an exhibit to the Registrant's Report on Form 8-K dated November 30, 2000 and incorporated herein by reference).

10.10 Agreement and Plan of Merger among Change Technology Partners, Inc., Iguana Studios I, Inc., and Iguana Studios, Inc., dated March 1, 2001 (filed as an exhibit to the Registrant's Report on Form 8-K dated March 14, 2001 and incorporated herein by reference).

10.11 Stockholders Agreement entered into by Change Technology Partners, Inc., and Stockholders of Iguana dated March 1, 2001 (filed as an exhibit to the Registrant's Report on Form 8-K dated March 14, 2001 and incorporated herein by reference).

10.12 Agreement and Plan of Merger among Change Technology Partners, Inc., Canned Interactive, Inc., Papke-Textor, Inc., Textor Family Limited Partnership, Papke Family Limited Partnership, Douglas Textor and Jay Papke, dated June 12, 2001 (filed as an exhibit to the Registrant's Report on Form 8-K dated June 12, 2001 and incorporated herein by reference).

10.13 Employment Agreement effective as of September 19, 2001 by and between Change Technology Partners, Inc. and William Avery (filed as an exhibit to the Registrant's Annual Report on Form 10-K dated March 26, 2002 and incorporated herein by reference).

10.14 Severance Compensation Agreement effective as of September 19, 2001 by and between Change Technology Partners, Inc. and William Avery (filed as an exhibit to the Registrant's Annual Report on Form 10-K dated March 26, 2002 and incorporated herein by reference).

10.15 Promissory Note issued by InSys Technology LLC to Change Technology Partners, Inc. dated November 8, 2001 (filed as an exhibit to the Registrant's Report on Form 8-K dated November 8, 2001 and incorporated herein by reference).

10.16 Share Purchase Agreement by and between Change Technology Partners, Inc. and John Snow, dated November 2, 2001 (filed as an exhibit to the Registrant's Report on Form 8-K dated November 2, 2001 and incorporated herein by reference).

10.17 Warrant to Purchase Common Stock, issued by RAND Interactive Corporation to Change Technology Partners, Inc. dated November 2, 2001 (filed as an exhibit to the Registrant's Report on Form 8-K dated November 2, 2001 and incorporated herein by reference).

10.18 Promissory Note issued by eCom Capital, Inc. to Change Technology Partners, Inc. dated August 28, 2001 (filed as an exhibit to the Registrant's Report on Form 8-K dated August 28, 2001 and incorporated herein by reference).

10.19 Security Agreement among eCom Capital, Inc., Franklin Capital Corporation and Change Technology Partners, Inc. dated August 28, 2001 (filed as an exhibit to the Registrant's Report on Form 8-K dated August 28, 2001 and incorporated herein by reference).

10.20 Warrant, issued by eCom Capital, Inc. to Change Technology Partners, Inc. dated August 28, 2001 (filed as an exhibit to the Registrant's Report on Form 8-K dated August 28, 2001 and incorporated herein by reference).

10.21 Stock Purchase Agreement between Change Technology Partners, Inc. and Franklin Capital Corporation dated December 4, 2001 (filed as an exhibit to the Registrant's Annual Report on Form 10-K dated March 26, 2002 and incorporated herein by reference).

10.22 Promissory Note issued by Excelsior Radio Networks, Inc. to Change Technology Partners, Inc. dated April 3, 2002 (filed as an exhibit to the Registrant's Report on Form 8-K dated April 4, 2002 and incorporated herein by reference).

10.23 Security Agreement among Excelsior Radio Networks, Inc., Sunshine II, LLC and Change Technology Partners, Inc. dated April 3 2002 (filed as an exhibit to the Registrant's Report on Form 8-K dated April 4, 2002 and incorporated herein by reference).

10.24 Purchase Agreement between Sunshine III, LLC and Change Technology Partners, Inc., dated January 15, 2003 (filed as an exhibit to the Registrant's Report on Form 8-K dated January 17, 2003 and incorporated herein by reference).

21.1     Subsidiaries.

99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


         (b) The following report on Form 8-K was filed with the Securities & Exchange Commission during the fourth quarter of 2002:

                  (i) On October 2, 2002 reporting matters under Item 5, Other Events, and Item 7, Financial Statements and Exhibits.

                        CHANGE TECHNOLOGY PARTNERS, INC.
                                AND SUBSIDIARIES


                                      INDEX


                                                                            Page

Report of KPMG LLP, Independent Accountants................................  F-1

Consolidated Balance Sheets as of December 31, 2002 and 2001...............  F-2

Consolidated Statements of Operations for the years
     ended December 31, 2002, 2001 and 2000................................  F-3

Consolidated Statements of Stockholders' Equity and
     Redeemable Preferred Stock for the years ended
     December 31, 2002, 2001 and 2000......................................  F-4

Consolidated Statements of Cash Flows for the years ended
     December 31, 2002, 2001 and 2000......................................  F-5

Notes to Consolidated Financial Statements.................................  F-6

                   REPORT OF KPMG LLP, INDEPENDENT ACCOUNTANTS


The Board of Directors and Stockholders of Change Technology Partners, Inc.

We have audited the accompanying consolidated balance sheets of Change Technology Partners, Inc. and subsidiaries (the "Company") as of December 31, 2002 and 2001 and the related consolidated statements of operations, stockholders' equity and redeemable preferred stock, and cash flows for each of the years in the three-year period ended December 31, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Change Technology Partners, Inc. and subsidiaries as of December 31, 2002 and 2001 and the results of its operations and cash flows for each of the years in the three-year period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the consolidated financial statements, in 2002 the Company changed its method of accounting for goodwill and other intangible assets.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company adopted a plan of liquidation and dissolution that raises substantial doubt about its ability to continue as a going concern. The Company's plans with regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might arise from the outcome of this uncertainty.


KPMG LLP
New York, New York
March 27, 2003

                        CHANGE TECHNOLOGY PARTNERS, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                                       YEAR ENDED DECEMBER 31,
                                                                                       -----------------------
                                     ASSETS                                               2002         2001
                                                                                        --------     --------
Cash and cash equivalents ..........................................................    $  3,465     $  8,892
Accounts receivable ................................................................         218          147
Related party receivable ...........................................................         194          204
Notes receivable ...................................................................       4,926        2,393
Prepaid expenses and other current assets, including
   restricted cash of $200 at December 31, 2001 ....................................         716          442
                                                                                        --------     --------
                         Total current assets ......................................    $  9,944     $ 12,078

Notes receivable, excluding current portion ........................................         424          333
Investments in and loans to unconsolidated subsidiaries ............................         449          720
Property and equipment, net ........................................................         436          786
Purchased intangible assets and Goodwill, net ......................................       1,782        1,568
Other assets .......................................................................         123          667
                                                                                        --------     --------
   Total assets ....................................................................    $ 12,733     $ 16,152
                                                                                        ========     ========
                     LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable ...................................................................    $    128     $    280
Accrued expenses ...................................................................         785          983
Deferred revenues ..................................................................          37            4
Capital lease obligation ...........................................................         114           92
                                                                                        --------     --------
                         Total current liabilities .................................       1,064        1,359
Capital lease obligation, less current portion .....................................          35          124
Deferred rent ......................................................................          15            9
                                                                                        --------     --------
   Total liabilities ...............................................................       1,114        1,492

Stockholders' equity:
   Preferred stock:
   Series A - $.06 per share cumulative, convertible share-for-share into common stock; $.10 par value; 500,000 shares authorized, 645 issued and outstanding at December 31, 2002 and 2001, with an aggregate
      liquidation preference of $1 per share .......................................          --           --
   Series B - Convertible into common on a 1:40 basis; $.10 par value; 400,000 shares authorized; 0 shares issued and outstanding at December 31, 2002
      and 2001 .....................................................................          --           --
   Common stock:
      $.01 par value; 500,000,000 shares authorized, 182,003,920 and 179,022,881
      issued and outstanding at December 31, 2002 and 2001, respectively ...........       1,820        1,790
Additional paid-in capital .........................................................      94,369       94,637
Deferred compensation ..............................................................        (268)        (966)
Accumulated deficit ................................................................     (84,302)     (80,801)
                                                                                        --------     --------
   Total stockholders' equity ......................................................      11,619       14,660
                                                                                        --------     --------
   Total liabilities and stockholders' equity ......................................    $ 12,733     $ 16,152
                                                                                        ========     ========

          See accompanying notes to consolidated financial statements.

                        CHANGE TECHNOLOGY PARTNERS, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                                            YEAR ENDED DECEMBER 31,
                                                                            -----------------------------------------------------
                                                                                 2002                2001                2000
                                                                            -------------       -------------       -------------
Revenues .............................................................      $       2,720       $       5,567       $       1,370
Cost of revenues including the amortization of purchased
   intangibles of $1,044 and $50 in 2001 and 2000,
   respectively ......................................................              1,432               7,276               1,119
                                                                            -------------       -------------       -------------
Gross profit (loss) ..................................................              1,288              (1,709)                251

Operating expenses:
   Selling, general and administrative expenses, exclusive
      of equity based compensation of $377, $3,086 and
      $2,921 in 2002, 2001 and 2000, respectively ....................              4,530              13,738               3,305
   Equity based compensation .........................................                377               3,086               2,921
   Severance .........................................................                 --               1,326                  --
   Loss on disposal of subsidiaries ..................................                 --                 377                  --
   Impairment ........................................................                 69               7,263                  --
                                                                            -------------       -------------       -------------
      Total operating expenses .......................................              4,976              25,790               6,226

Loss from operations .................................................             (3,688)            (27,499)             (5,975)

Other income (expense):
Interest and dividend income, net ....................................                736                 845               1,469
   Equity in losses and impairment of investments in
   unconsolidated subsidiaries .......................................               (549)             (5,546)             (1,732)
                                                                            -------------       -------------       -------------
      Net loss .......................................................             (3,501)            (32,200)             (6,238)

   Deemed dividend attributable to issuance of Series B
   convertible preferred stock .......................................                 --                  --              40,000
      Net loss attributable to common stockholders ...................      $      (3,501)      $     (32,200)      $     (46,238)

Basic and diluted net loss per common share ..........................      $        (.02)      $        (.23)      $       (1.31)
                                                                            -------------       -------------       -------------
Weighted average common shares outstanding, basic and
   diluted ...........................................................        180,251,646         138,478,550          35,424,000
                                                                            =============       =============       =============

          See accompanying notes to consolidated financial statements.

                        CHANGE TECHNOLOGY PARTNERS, INC.
                                AND SUBSIDIARIES

 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND REDEEMABLE PREFERRED STOCK
                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                            SERIES B         |
                                      REDEEMABLE PREFERRED   |      SERIES A,               SERIES B
                                              STOCK          |   PREFERRED STOCK         PREFERRED STOCK            COMMON STOCK
                                     ----------------------- |  ------------------     ----------------------    ------------------
                                       SHARES        AMOUNT  |   SHARES     AMOUNT       SHARES       AMOUNT       SHARES    AMOUNT
                                     -----------    -------- |  --------   --------    ----------    --------    ----------  ------
Balance as of December 31, 1999...            --          -- |    3,221          --            --          --     4,958,234      49
Sale of warrants to purchase                                 |
   common stock...................            --          -- |       --          --            --          --            --      --
Issuance of Series B redeemable                              |
   preferred stock, net of                                   |
   offering costs.................     4,000,000      40,000 |       --          --            --          --            --      --
Beneficial conversion feature                                |
   related to Series B redeemable                            |
   convertible preferred stock....            --     (40,000)|       --          --            --          --            --      --
Amortization of beneficial                                   |
   conversion feature.............            --      40,000 |       --          --            --          --            --      --
Conversion of Series B preferred                             |
   stock into common stock........    (1,000,000)    (10,000)|       --          --            --          --    40,000,000     400
Nullification of redemption                                  |
   feature of Series B preferred                             |
   stock..........................    (3,000,000)    (30,000)|       --          --     3,000,000         300            --      --
Deferred compensation.............            --          -- |       --          --            --          --            --      --
Amortization of deferred                                     |
   compensation...................            --          -- |       --          --            --          --            --      --
Removal of restrictions on                                   |
   subsidiary stock to employee                              |
   and independent contractors....            --          -- |       --          --            --          --            --      --
Issuance of subsidiary stock for                             |
   acquisition....................            --          -- |       --          --            --          --            --      --
Net loss for the year ended                                  |
   December 31, 2000..............            --          -- |       --          --            --          --            --      --
                                     -----------   --------- |   ------    --------    ----------    --------   -----------  ------
Balance as of December 31, 2000...            --   $      -- |    3,221    $     --    $3,000,000    $    300   $44,958,234  $  449
                                     ===========   ========= |   ======    ========    ==========    ========   ===========  ======
Amortization of deferred                                     |
   compensation...................            --          -- |       --          --            --          --            --      --
Forfeiture of unvested options....            --          -- |       --          --            --          --            --    (320)
Options Granted to Executive                                 |
   (Note 8).......................            --          -- |       --          --            --          --            --      --
Reacquisition of stock in                                    |
   connection with sale of RAND...            --          -- |       --          --            --          --      (375,039)     (4)
Acquisition of Iguana Studios,                               |
   Inc............................            --          -- |       --          --            --          --     2,700,000      27
Settlement of stock award to CEO                             |
   and acquisition of outstanding                            |
   minority interest of                                      |
   eHotHouse, Inc.................            --          -- |       --          --            --          --     5,300,013      54
Acquisition of Canned                                        |
   Interactive, Inc...............            --          -- |       --          --            --          --     6,436,552      64
Conversion of series A preferred                             |
   shares to common...............            --          -- |       --          --            --          --            --      --
Conversion of preferred shares to                            |
   common.........................            --          -- |   (2,576)         --    (3,000,000)       (300)  120,002,576   1,200
Net loss for the year ended                                  |
   December 31, 2001..............            --          -- |       --          --            --          --            --      --
                                     -----------   --------- |   ------    --------    ----------   ---------   -----------  ------
Balance at December 31, 2001                  --   $      -- |      645    $     --            --    $     --   179,022,336  $1,790
                                     ===========   ========= |   ======    ========    ==========   =========   ===========  ======
Amortization of deferred                                     |
   compensation...................            --          -- |       --          --            --          --            --      --
Forfeiture of unvested                                       |
   options........................            --          -- |       --          --            --          --            --      --
Release of shares from escrow in                             |
   connection with the                                       |
   acquisition of Iguana Studios,                            |
   Inc............................            --          -- |       --          --            --          --     2,300,000      23
Reacquisition of stock from                                  |
   shareholder..........                      --          -- |       --          --            --          --       (33,588)     --
Release of shares from escrow in                             |
   connection with the                                       |
   acquisition of Canned                                     |
   Interactive, Inc...............                           |                                                     715,172       7
Net loss for the year ended                                  |
   December 31, 2002..............            --          -- |       --          --            --          --            --
                                     -----------   --------- |   ------    --------    ----------   ---------   -----------  ------
Balance at December 31, 2002                  --   $      -- |      645    $     --            --   $      --   182,003,920  $1,820
                                     ===========   ========= |   ======    ========    ==========   =========   ===========  ======

                                       ADDITIONAL                                      TOTAL
                                        PAID-IN       DEFERRED      ACCUMULATED     STOCKHOLDERS'
                                        CAPITAL     COMPENSATION      DEFICIT          EQUITY
                                       ----------   ------------    -----------     -------------
Balance as of December 31, 1999...        2,559           --          (2,363)              245
Sale of warrants to purchase
   common stock...................          100           --              --               100
Issuance of Series B redeemable
   preferred stock, net of
   offering costs.................         (550)          --              --              (550)
Beneficial conversion feature
   related to Series B redeemable
   convertible preferred stock....       40,000           --              --            40,000
Amortization of beneficial
   conversion feature.............           --           --         (40,000)          (40,000)
Conversion of Series B preferred
   stock into common stock........        9,600           --              --            10,000
Nullification of redemption
   feature of Series B preferred
   stock..........................       29,700           --              --            30,000
Deferred compensation.............        2,480       (2,480)             --                --
Amortization of deferred
   compensation...................           --          693              --               693
Removal of restrictions on
   subsidiary stock to employee
   and independent contractors....        2,228           --              --             2,228
Issuance of subsidiary stock for
   acquisition....................          704           --              --               704
Net loss for the year ended
   December 31, 2000..............           --           --          (6,238)           (6,238)
                                      ---------    ---------       ---------         ---------
Balance as of December 31, 2000...    $  86,821    $  (1,787)      $ (48,601)        $  37,182
                                      =========    =========       =========         =========
Amortization of deferred
   compensation...................           --          621              --               621
Forfeiture of unvested options....          320           --              --
Options Granted to Executive
   (Note 8).......................          120         (120)             --                --
Reacquisition of stock in
   connection with sale of RAND...          (22)          --              --               (26)
Acquisition of Iguana Studios,
   Inc............................        2,958           --              --             2,985
Settlement of stock award to CEO
   and acquisition of outstanding
   minority interest of
   eHotHouse, Inc.................        5,091           --              --             5,145
Acquisition of Canned
   Interactive, Inc...............          889           --              --               953
Conversion of series A preferred
   shares to common...............           --           --              --                --
Conversion of preferred shares to
   common.........................         (900)          --              --                --
Net loss for the year ended
   December 31, 2001..............           --           --         (32,200)          (32,200)
                                      ---------    ---------       ---------         ---------
Balance at December 31, 2001          $  94,637    $    (966)      $ (80,801)        $  14,660
                                      =========    =========       =========         =========
Amortization of deferred
   compensation...................           --          377              --               377
Forfeiture of unvested
   options.....................            (321)         321              --                --
Release of shares from escrow in
   connection with the
   acquisition of Iguana Studios,
   Inc............................           46           --              --                69
Reacquisition of stock from
   shareholder..........                     --           --              --                --
Release of shares from escrow in
   connection with the
   acquisition of Canned
   Interactive, Inc...............            7                                             14
Net loss for the year ended
   December 31, 2002..............           --           --          (3,501)           (3,501)
                                      ---------    ---------       ---------         ---------
Balance at December 31, 2002          $  94,369    $    (268)      $ (84,302)        $  11,619
                                      =========    =========       =========         =========

                        CHANGE TECHNOLOGY PARTNERS, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                                  YEAR ENDED DECEMBER 31,
                                                                         ---------------------------------------
                                                                           2002            2001           2000
                                                                         --------        --------       --------
Cash flows from operating activities:
  Net income (loss) .................................................    $ (3,501)       $(32,200)      $ (6,238)
  Adjustments to reconcile net income (loss) to
     net cash in operating activities:
         Depreciation and amortization ..............................         423           3,197             56
         Impairment losses ..........................................          69           7,263             --
         Decrease (increase) in trading activities ..................          --              --            112
         Equity based compensation ..................................         377           3,086          2,921
         Equity in losses and impairment of
             investments in unconsolidated affiliates ................        549           5,546          1,732
         Accretion of loan discount .................................         (72)            (36)            --
         Accrued interest on loans receivable .......................        (625)            (52)            --
         Provision for doubtful accounts ............................          --             111             --
         Loss on disposal of property and equipment .................          --             537             --
         Loss on disposal of subsidiaries, net of cash disposed .....          --             141             --
Changes in operating assets and liabilities net of acquisitions:
         Accounts receivable ........................................         (61)            307            142
         Prepaid expenses and other assets ..........................          70            (109)          (456)
         Deferred revenues ..........................................          33             215              8
         Accounts payable and accrued liabilities ...................        (344)           (421)           904
                                                                         --------        --------       --------
                  Net cash used in operating activities .............      (3,082)        (12,415)          (819)
Cash flows from investing activities:
         Investment in affiliates ...................................        (278)           (450)        (6,625)
         Purchase of property and equipment .........................         (73)           (771)          (336)
         Cash proceeds from sale of property and equipment ..........          --              35             --
         Cash paid for acquisitions .................................          --          (4,076)        (1,542)
         Advances on notes receivable ...............................      (4,708)         (3,450)            --
         Receipts on notes receivable ...............................       2,781              --             --
                                                                         --------        --------       --------
                  Net cash used in investing activities .............      (2,278)         (8,712)        (8,503)

Cash flows from financing activities:
         Principal payments under capital leases ....................         (67)            (50)            --
         Payment of notes payable ...................................          --            (264)           (28)
         Issuance of Series B preferred stock and warrants, net
            of offering costs .......................................          --              --         39,550
                                                                         --------        --------       --------
Net cash (used in) provided by financing activities .................         (67)           (314)        39,522
Net (decrease) increase in cash and cash equivalents ................      (5,427)        (21,441)        30,200
Cash and cash equivalents at beginning of period ....................       8,892          30,333            133
                                                                         --------        --------       --------
Cash and cash equivalents at end of period ..........................    $  3,465        $  8,892       $ 30,333
                                                                         ========        ========       ========

                        CHANGE TECHNOLOGY PARTNERS, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                December 31, 2002
                 (In thousands, except share and per share data)


(1) DESCRIPTION OF BUSINESS

Arinco Computer Systems Inc., the predecessor of the Company together with its subsidiaries, (the "Company"), was incorporated on March 31, 1978; however, the Company formally commenced implementation of its plan to provide professional consulting services on June 15, 2000. The Company provided a broad range of professional consulting services, including e-services and technology strategy, online branding, web architecture and design, systems integration, systems architecture and outsourcing. The Company has served clients throughout the United States and, as of December 31, 2002, has offices in Connecticut and California. During the year ended December 31, 2001, the Board of Directors voted to divest the Company of a majority of its then existing operations.

At December 31, 2002, the Company's remaining consolidated subsidiaries are:

     o Iguana Studios, Inc. (which has limited continuing operating activities)
     o   Papke-Textor, Inc. d/b/a Canned Interactive ("Canned")

Based on the Company's assessment of the opportunities in the radio business, the Board of Directors decided to merge with Franklin Capital Corporation and jointly develop and acquire network radio programming and sales and syndication businesses. On December 4, 2001, the Company entered into an agreement and plan of merger with Franklin Capital. On July 1, 2002, the Company received a notice of termination from Franklin Capital terminating the proposed merger.

On September 30, 2002, the Board of Directors adopted a plan of liquidation and dissolution. The plan remains subject to stockholder approval, which the Company intends to seek at its next annual meeting. The plan anticipates the continuation of the Company's business activities pending an orderly wind down of its operations, but permits the Board of Directors to amend, modify or abandon the plan, notwithstanding stockholder approval, if the Board determines that doing so would be in the best interests of the Company and its stockholders. The Company continues to review other alternatives to liquidation. However, if no appropriate alternative can be found, the Company anticipates that it will commence liquidation in 2003. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability of assets or the amounts of liabilities that may result from the outcome of this uncertainty.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         (A) USE OF ESTIMATES

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions

                        CHANGE TECHNOLOGY PARTNERS, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                December 31, 2002
                 (In thousands, except share and per share data)


         that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates embedded in the consolidated financial statements for the periods presented concern the allowances for doubtful accounts, the estimates used in the percentage of completion method, the fair value of purchased intangible assets, and the estimated useful lives of purchased intangible assets.

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

         Since the Company was the only contributor of capital to a majority-owned subsidiary, eHotHouse, Inc. ("eHotHouse"), and the minority interest holders had no obligation to provide additional capital, 100% of those losses were included in the Company's results for the period prior to the Company's acquisition of the outstanding minority interest in February, 2001. In May, 2001, eHotHouse merged with and into the Company.

         (C) REVENUE RECOGNITION

         Revenues are recognized for fixed-price arrangements in the period services are rendered using the percentage-of-completion method, based on the percentage of costs incurred to date to total estimated projects costs, provided the Company has the ability to produce reasonably dependable estimates, collection of the resulting receivable is probable and no significant obligations remain. The cumulative impact of any revision in estimates of the cost to complete and losses on projects in process are reflected in the period in which they become known.

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

                        CHANGE TECHNOLOGY PARTNERS, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                December 31, 2002
                 (In thousands, except share and per share data)


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

         (D) COST OF REVENUES

         Cost of revenues consists primarily of compensation of billable employees, travel, subcontractor costs, and other costs directly incurred in the delivery of services to clients. Billable employees are full time employees and subcontractors who spent time servicing client projects. Also included in cost of revenues in the statement of operations for the twelve months ended December 31, 2001 and 2000 is the amortization of certain purchased intangible assets, representing the value of customer relationships and workforces acquired. In connection with the adoption of SFAS 142 on January 1, 2002, acquired workforce was subsumed into goodwill and, accordingly, amortization of the remaining acquired workforce ceased.

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

                        CHANGE TECHNOLOGY PARTNERS, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                December 31, 2002
                 (In thousands, except share and per share data)


         Revenues from significant customers are as follows:

                                                                Twelve months ended December 31,
                                                                   2002       2001         2000
                                                                   ----       ----         ----
         Customer A.........................................         0%          0%         37%
         Customer B.........................................         0%          0%         29%
         Customer C.........................................         0%          0%         26%
         Customer D.........................................         0%          0%          0%
         Customer E.........................................        12%         15%          0%
         Customer F.........................................        37%         47%          0%
         Customer G.........................................         0%          0%          0%
         Customer H.........................................         5%          0%          0%
         Customer I.........................................         9%          0%          0%

         Accounts receivable from significant customers are as follows:

                                                                          December 31,
                                                                   2002       2001         2000
                                                                   ----       ----         ----
         Customer A.........................................         0%          0%         13%
         Customer B.........................................         0%          0%         19%
         Customer C.........................................         0%          0%         15%
         Customer D.........................................         0%          0%         10%
         Customer E.........................................        29%          1%          0%
         Customer F.........................................        12%          0%          0%
         Customer G.........................................        27%          0%          0%
         Customer H.........................................        13%          0%          0%
         Customer I.........................................        11%          0%          0%


         (F) CASH AND CASH EQUIVALENTS

         Cash equivalents consist of highly liquid investments with original maturities of less than three months.

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

                        CHANGE TECHNOLOGY PARTNERS, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                December 31, 2002
                 (In thousands, except share and per share data)



               ASSET CLASSIFICATION                   ESTIMATED USEFUL LIFE
              ------------------------            ---------------------------

              Computers and equipment             3 - 5 years
              Furniture and fixtures              5 years
              Leasehold improvements              5 - 10 years (lease term)


         (H) PURCHASED INTANGIBLE ASSETS

         At December 31, 2001, purchased intangible assets, comprised primarily of the customer lists and the workforce acquired in connection with the acquisition of Canned, were being amortized over a period of 3 years, the estimated period of benefit considering the underlying contractual relationships, the project oriented continuing revenue stream, and analysis of the Company's retention efforts.

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

         SFAS 142 sets forth the accounting for goodwill and intangible assets already recorded. Commencing January 1, 2002, goodwill is no longer being amortized into results of operations. Management conducted valuations of its reporting units in order to test goodwill for impairment by comparing the asset's fair value to the carrying value. This analysis did not indicate impairment as of January 1, 2002.

                        CHANGE TECHNOLOGY PARTNERS, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                December 31, 2002
                 (In thousands, except share and per share data)


         The following table reflects the reconciliation of reported net loss and loss per share to amounts adjusted for the exclusion of goodwill amortization:

                                                        TWELVE MONTHS ENDED DECEMBER 31,
                                                 -------------------------------------------
                                                   2002            2001               2000
                                                 --------        --------           --------
        NET LOSS
        Reported loss.........................   $ (3,501)       $ (32,200)         $ (6,238)
        Add back: Goodwill amortization.......         --              677                --
                                                 --------        ---------          --------
        Adjusted net loss.....................     (3,501)       $ (31,523)         $ (6,238)
                                                 ========        =========          ========


        PER SHARE OF COMMON STOCK
        Basic and Diluted:
         Reported loss........................   $   (.02)       $   (0.23)         $  (1.31)
         Add back: Goodwill amortization......         --               --                --
                                                 --------        ---------          --------
         Adjusted net loss....................   $   (.02)       $   (0.23)         $  (1.31)
                                                 ========        =========          ========


         (I) EQUITY-BASED COMPENSATION

         The Company accounts for its employee stock option plans in accordance with the provisions of the Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations including Financial Accounting Standards Board Interpretation No. 44. As such, compensation expense related to employee stock options is recorded only if, on the date of grant, the fair value of the underlying stock exceeds the exercise price. All such deferred compensation is amortized over the related vesting period on a straight-line basis. The Company adopted the disclosure-only requirements of SFAS No. 123 "Accounting for Stock-Based Compensation", which allows entities to continue to apply the provisions of APB Opinion No. 25 for transactions with employees and provide pro forma net income (loss) and pro forma earnings (loss) per share disclosures for employee stock grants made as if the fair value based method of accounting in SFAS No. 123 had been applied to these transactions.

                        CHANGE TECHNOLOGY PARTNERS, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                December 31, 2002
                 (In thousands, except share and per share data)


         Had compensation cost for these awards been determined based on the fair value at the grant dates consistent with the method prescribed by SFAS No. 123, the Company's net loss would have been adjusted to the pro forma amounts indicated below:

                                                                                      YEAR ENDED DECEMBER 31,
                                                                            ----------------------------------------
                                                                              2002           2001             2000
                                                                            --------       --------         --------
         Net loss, as reported .......................................      $ (3,501)      $(32,200)        $(46,238)
         Add back:  compensation expense related
            to stock options, as reported ............................           377            621              693
         Deduct:  compensation expense related to
            stock options under fair value based method ..............          (514         (1,334)          (1,191)
                                                                            --------       --------         --------
         Pro forma net loss ..........................................      $ (3,638)      $(32,913)        $(46,736)
                                                                            ========       ========         ========
         Basic and diluted net loss per share as reported ............      $   (.02)      $  (0.23)        $  (1.31)
                                                                            ========       ========         ========
         Pro forma basic income loss per share .......................      $   (.02)      $  (0.23)        $  (1.32)
                                                                            ========       ========         ========

         Each year the Company has estimated the fair value of stock option grants made in that year by using the Black-Scholes option-pricing model. Following are the weighted-average assumptions used:

                                                                2001    2002
                                                                ----    ----

                Expected option term (years).................     10      10
                Risk-free interest rate (%)..................   6.00%   5.78%
                Expected volatility (%)......................     81%     59%
                Dividend yield (%)...........................      0%      0%

         There were no options granted during the year ended December 31, 2002.

         (J) BASIC AND DILUTED NET LOSS PER COMMON SHARE

         Basic net loss per common share excludes the effect of potentially dilutive securities and is computed by dividing net income or loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted net income or loss per share is adjusted for the effect of convertible securities, warrants and other potentially dilutive financial instruments only in the periods in which such effect would have been dilutive.

                        CHANGE TECHNOLOGY PARTNERS, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                December 31, 2002
                 (In thousands, except share and per share data)


         The following securities were not included in the computation of diluted net loss per share because to do so would have had an antidilutive effect for the periods presented:

                                                                           AT DECEMBER 31,
                                                           -----------------------------------------------
                                                               2002               2001             2000
                                                           ----------         ----------        ----------
         Stock Options..............................       14,585,747         16,133,768         4,600,000
         Warrants...................................       25,856,252         41,250,000        41,250,000
         Series A Convertible Preferred Stock.......              645                645             3,221
         Series B Convertible Preferred Stock.......               --                 --         3,000,000

         As a result, the basic and diluted net loss per share is equal for all periods presented.

         (K) INCOME TAXES

         The Company uses the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their tax bases and to operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets or liabilities of a change in tax rates is recognized in the period that the rate change occurs. A valuation allowance is provided for the amount of deferred tax assets for which, based on available evidence, realization is not assured.

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

                        CHANGE TECHNOLOGY PARTNERS, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                December 31, 2002
                 (In thousands, except share and per share data)


         decision maker, the Chief Executive Officer. The Company manages its operations as a cross-disciplinary integrated solutions provider, which attempts to bring forth a coordinated service offering to its clients.

         (N) NEW ACCOUNTING PRONOUNCEMENTS

         Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), establishes a single accounting model for the impairment or disposal of long-lived assets, including discontinued operations. Effective January 1, 2002, the Company adopted SFAS 144. Adoption of SFAS 144 has not resulted in an impairment charge.

         Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"), requires that costs associated with exit or disposal activities be measured initially at fair value, and recognized only when the liability is incurred. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The Company plans to adopt SFAS 146 effective January 1, 2003. The impact of SFAS 146 on the Company's financial statements will depend on a variety of factors, including interpretive guidance from the FASB. However, the Company does not expect that the adoption will have a material impact on its consolidated results of operations or financial position.

         Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation" ("SFAS 148"), is an amendment to Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", and provides alternative methods of transition for an entity that voluntarily changes from the intrinsic value based method of accounting for stock-based employee compensation prescribed in APB No. 25 to the fair value method prescribed in SFAS 123. As permitted under SFAS 148, the Company has continued to apply the accounting provisions of APB No. 25, and to provide the annual pro forma disclosures of the effect of adopting the fair value method as required by SFAS 123. SFAS 148 also requires pro forma disclosure to be provided on a quarterly basis. The Company plans to adopt the quarterly disclosure requirement during the first quarter of 2003.

(3) SEVERANCE AND IMPAIRMENT CHARGES

In 2001, in response to continued unfavorable market conditions for its services, the Company embarked on a review of all operations with the goal of formulating a course of action to minimize near-term losses and capital expenditures and reduce cash outflows. As an initial course of action, primarily during July and August 2001, the Company

                        CHANGE TECHNOLOGY PARTNERS, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                December 31, 2002
                 (In thousands, except share and per share data)


         terminated the employment of approximately 90% of its then existing workforce. As a result, the Company incurred severance charges of $1,326, which are included in severance charges in the accompanying Statement of Operations for the year ended December 31, 2001. Of this amount, $1,145 of the severance obligations have been paid as of December 31, 2002.

(4) INVESTMENTS IN AND LOANS TO UNCONSOLIDATED SUBSIDIARIES

The following summarizes the Company's ownership interests in, and loans to, unconsolidated subsidiaries accounted for under the equity method, and investments accounted for under the cost method of accounting:

                                                        CARRYING VALUE
                                                        --------------
                                                         December 31,

                                                      2002          2001       COST BASIS
                                                     ------       -------      ----------
         Equity method investments:
             Broadstream.com Inc. ("Broadstream")..  $   --       $    --       $  7,100
             NetPro Holdings, Inc. ("NetPro")......      --            33            400
             InSys LLC ("InSys")...................     121           312            323

         Cost method investments:
             Livesky, Inc. ("Livesky").............      --           125            125
             Alacra, Inc. ("Alacra")...............      78            --             78
             Excelsior Radio Networks, Inc.
            ("Excelsior")..........................     250           250            250
                                                     ------       -------       --------
         Total investments:  ......................  $  449       $   720       $  8,276
                                                     ======       =======       ========

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

                        CHANGE TECHNOLOGY PARTNERS, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                December 31, 2002
                 (In thousands, except share and per share data)


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

                        CHANGE TECHNOLOGY PARTNERS, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                December 31, 2002
                 (In thousands, except share and per share data)


As of December 31, 2001, the Company's interest in NetPro represented approximately 38% of NetPro outstanding equity, and was being accounted for under the equity method of accounting. The Company's proportionate share of NetPro's net losses totaling $167 from the date of investment through December 31, 2001, is included in equity in losses of unconsolidated subsidiaries in the accompanying Statement of Operations.

On January 10, 2002, the Company invested an additional $100 in NetPro Series B-1 stock, and on March 7, 2002 the Company invested a final $100 in NetPro Series B-1 stock. On March 14, 2002, the board of directors of NetPro voted to suspend all of NetPro's business operations and immediately terminate substantially all of its employees due to NetPro's loss of significant clients and associated revenues. The Company has no obligation to provide additional funding to NetPro. In connection with this action, the Company evaluated the recoverability of this investment by comparison of its carrying value relative to estimated future cash flows. As a result of this analysis, the Company recorded an impairment charge to reduce the remaining investment balance to $0. The Company's proportionate share of net loss, and impairment charge, for the twelve months ended December 31, 2002, totaling $233, is included in equity in losses and impairment of investments in unconsolidated affiliates in the accompanying Statement of Operations.

INVESTMENT IN AND NOTE RECEIVABLE FROM EXCELSIOR RADIO NETWORKS

On December 4, 2001 the Company initiated a business combination whereby the Company planned to acquire all issued and outstanding common stock of Franklin Capital Corporation ("Franklin") in a stock-for-stock exchange. On July 1, 2002 the Company received a notice of termination from Franklin terminating the proposed merger.

On August 28, 2001 the Company purchased a promissory note and warrant from Excelsior Radio Networks, Inc. (d/b/a eCom Capital, Inc.) ("Excelsior") for $2,250. Excelsior, a subsidiary of Franklin, concurrently purchased certain assets from affiliates of Winstar Communications, Inc., which produce, syndicate and distribute radio programs and services. Excelsior had substantially no operations prior to this transaction.

The warrant to purchase 482,955 shares of Excelsior common stock at an exercise price of $1.125 per share had an allocated fair value of approximately $112 and represented 11% of Excelsior's fully diluted capital stock as of the date of issuance. The warrant is included in other assets in the accompanying Balance Sheet.

The allocated fair value at issuance of the note receivable, totaling $2,138, is included in Notes Receivable in the accompanying Balance Sheet at December 31, 2001. Also included in notes receivable is the periodic accretion of the note discount, totaling $76, and $36 for the years ended December 31, 2002 and 2001, respectively, which is

                        CHANGE TECHNOLOGY PARTNERS, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                December 31, 2002
                 (In thousands, except share and per share data)


included in interest income in the accompanying Statement of Operations. On October 1, 2002 the Company received full payment of interest and principal on this note receivable.

On December 4, 2001 the Company purchased from Franklin 250,000 shares of common stock or an approximate 10% equity interest of Excelsior for $250. This investment is being accounted for under the cost method of accounting.

On April 3, 2002, the Company loaned to Excelsior an aggregate principal amount of approximately $4,708 for the purpose of funding a portion of the initial cash purchase price of Excelsior's acquisition of certain assets of Dial Communications Group, LLC and Dial Communications Group, Inc. The note earns interest at a rate of 12% per annum, matures on April 3, 2003 and is secured by substantially all of the assets of Excelsior.

On January 15, 2003, the Company sold the 250,000 shares of Excelsior common stock, and the Excelsior warrant to Sunshine III, LLC, a shareholder of Excelsior, for total consideration of approximately $648 in cash.

On January 21, 2003 the Company received full prepayment of interest and principal on the $4,708 note.

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

In June 2002, the Company received notice that the board of directors of LiveSky had voted to liquidate LiveSky in the context of a Chapter 7 bankruptcy case. The Company has no obligation to provide additional funding to LiveSky. In connection with this action, the Company evaluated the recoverability of this investment by comparison of its carrying value relative to future cash flows. As a result of this analysis, the Company recorded an impairment charge in the second quarter to reduce the remaining balance to $0. The impairment charge, totaling $125 for the year ended December 31, 2002, is included in equity in losses and impairment of investments in unconsolidated affiliates in the accompanying Statement of Operations.

                        CHANGE TECHNOLOGY PARTNERS, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                December 31, 2002
                 (In thousands, except share and per share data)


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


(5) ACQUISITIONS AND DIVESTITURES

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


Also in February 2001, the Company acquired the former Chief Executive Officer's (of the Company and eHotHouse) shares of eHotHouse common stock in exchange for approximately $182 in cash and 3,144,494 shares of Company common stock. This transaction was accounted for as the settlement of a prior stock award and, accordingly, the Company recognized $2,682 in related compensation expense, representing the excess of the fair value of the cash and Company shares issued as settlement over the fair value of the eHotHouse shares on the original date of grant. Of this amount, $2,500, representing the stock portion of the settlement, was included in equity-based compensation in the statement of operations for the year ended December 31, 2001.

Subsequent to the acquisition of the remaining outstanding minority interest, eHotHouse was merged with and into the Company.

In July 2001, the Board of Directors terminated the employment of the Company's then President and Chief Executive Officer. The former executive had an employment agreement dated August 21, 2000 that provided for severance benefits. The Company has paid, and will continue to pay, the former executive the severance he is entitled to under

                        CHANGE TECHNOLOGY PARTNERS, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                December 31, 2002
                 (In thousands, except share and per share data)


his employment agreement. The related obligation totaled $181 at December 31, 2002 and is included in accrued expenses in the accompanying balance sheet.

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

The total purchase price of $867 consisted of cash, including acquisition related expenses consisting primarily of payments for legal and financial advisory services. Of the total purchase price, approximately $700 was allocated to net tangible assets and the remainder was allocated to identify intangible assets, including the customer list and assembled workforce. The fair value of acquired intangible assets was capitalized and is being amortized over their estimated useful lives of three years. Related amortization for the years ended December 31, 2001 and 2000 totaled $39 and $11, respectively.

The InSys acquisition is summarized as follows:

      Fair value of tangible assets acquired...................       $   1,006
      Fair value of identified intangible assets acquired......             155
      Liabilities assumed......................................            (294)
                                                                      ---------
                                                                      $     867
                                                                      =========
      Cash paid, including acquisition costs of $200...........       $     867
      Less cash acquired.......................................              --
                                                                      ---------
      Total transaction consideration .........................       $     867
                                                                      =========


During the year ended December 31, 2001, as a result of the aforementioned terminations, coupled with the historical, current and projected operating and cash flow

                        CHANGE TECHNOLOGY PARTNERS, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                December 31, 2002
                 (In thousands, except share and per share data)


losses, the Company evaluated the recoverability of its acquired intangible assets by comparison of the carrying value relative to future cash flows. As a result, the Company recorded impairment charges totaling $105, which reduced the remaining carrying value of the related intangibles to $0 as of December 31, 2001.

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

Concurrently, the Company loaned InSys $100 evidenced by a promissory note. The note bears interest at a rate equal to the London Interbank Offer Rate plus 2%, until the principal amount of the note is paid in full. InSys is obligated to pay, at a minimum, on an annual basis 50% of the excess of its annual earnings before taxes. Such amount totaled $0 for the year ended December 31, 2002.

The Company's retained equity interest and note receivable, net of the Company's pro rata share of InSys' equity losses absorbed during the period from November 8, 2001 to December 31, 2002, totals $121 and is included in investments in and loans to unconsolidated subsidiaries on the accompanying Balance Sheet. The Company's pro rata share of InSys' net loss for the year ended December 31, 2002 and for the period from November 8, 2001 to December 31, 2001 totaled $191 and $11, respectively. This amount is included in equity in losses and impairment of investments in unconsolidated affiliates in the accompanying Statement of Operations.

                        CHANGE TECHNOLOGY PARTNERS, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                December 31, 2002
                 (In thousands, except share and per share data)


Condensed financial information for InSys is summarized as follows (unaudited).

                                                              INSYS
                                                        -----------------
                                                        DECEMBER 31, 2002
                                                        -----------------
        Current assets.................................       $   311
        Non-current assets.............................           153
        Current liabilities............................          (121)
        Non-current liabilities........................          (100)
                                                              -------
        Total stockholders' capital (deficit)..........       $   244
        Other stockholders' share of capital...........           124
                                                              -------
        Company's share of capital.....................       $   120
                                                              -------

        Carrying value of investment...................       $   121
                                                              -------


                                                               INSYS
                                                             YEAR ENDED
                                                         -----------------
                                                         DECEMBER 31, 2002
                                                         -----------------
        Operating revenues.............................       $  2,174
        Cost of revenues...............................         (1,733)
        Operating expenses.............................           (827)
        Other income(expense), net.....................             (3)
                                                              --------
             Net loss..................................           (389)
        Other stockholders' share of net loss..........           (198)
                                                              --------
        Equity in losses of affiliate..................           (191)


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

The total purchase price of approximately $1,400 consisted of $700 of eHotHouse common stock (1,020,000 shares), $700 in cash including other acquisition related expenses, consisting primarily of payments for legal and financial advisory services. Of the total purchase price, $47 was allocated to net tangible liabilities assumed, and the remainder was allocated to identify intangible assets, including customer lists and the assembled workforce. The fair value of the identified intangible assets was determined using the income approach for the customer list, and the replacement cost approach for the value of the assembled workforce. The purchased intangible assets are being

                        CHANGE TECHNOLOGY PARTNERS, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                December 31, 2002
                 (In thousands, except share and per share data)


amortized over their estimated useful lives of three years. Related amortization for the years ended December 31, 2001 and 2000 totaled $357 and $39, respectively.

The RAND acquisition is summarized as follows:

       Fair value of tangible assets acquired......................        169
       Fair value of identified intangible assets acquired.........      1,426
       Liabilities assumed.........................................       (216)
                                                                      --------
                                                                      $  1,379
                                                                      ========
       Cash paid, including acquisition costs of $325..............   $    675
       Less cash acquired..........................................         --
                                                                      --------
            Net cash paid..........................................        675
         eHotHouse common stock issued.............................        704
                                                                      ========
            Total transaction consideration .......................   $  1,379
                                                                      ========

As a result of the aforementioned terminations during 2001, coupled with the historical and projected operating and cash flow losses, the Company evaluated the recoverability of its acquired intangible assets by comparison of the carrying value relative to future cash flows. As a result, the Company recorded impairment charges totaling $1,030, which are included in impairment charges in the accompanying Statement of Operations for the year ended December 31, 2001.

On November 2, 2001 the Company sold all issued and outstanding shares of RAND to certain members of management in exchange for 375,039 shares of the Company's common stock, and a warrant to purchase such amount of shares of common stock that shall equal, at the time of exercise, 30% of the issued and outstanding shares of RAND common stock on a fully diluted basis. Such warrant has a stated exercise price of $1.00 in the aggregate, expires on November 3, 2013, and is contingently exercisable upon the occurrence of certain prospective events, as defined. After considering the net book value of RAND, the consideration received and the fair value of the warrants received, the Company incurred a loss on the disposition of RAND totaling $194 which is included in loss on disposal of subsidiaries on the consolidated Statement of Operations for the year ended December 31, 2001.

ACQUISITION OF IGUANA STUDIOS, INC.

In March 2001, the Company acquired Iguana Studios, Inc. ("Iguana"), a New York City-based interactive agency, for approximately $5,771, including $2,786 in cash, 2,700,000 shares of the Company's common stock valued at approximately $1,990, and replacement options to purchase 1,681,888 shares of Company common stock, which vested upon the change in control, valued at approximately $995.

The business combination was accounted for using the purchase method of accounting and, accordingly, the total consideration was allocated to the tangible and intangible assets acquired and liabilities assumed on the basis of their respective fair values on the date of acquisition. The results of operations of Iguana, and the estimated fair value of the assets acquired and liabilities assumed are included in the Company's consolidated financial statements from the date of acquisition. Of the total purchase price, approximately $1,815 was allocated to the net tangible assets acquired, $1,300 was allocated to identify intangible assets, including customer base and assembled workforce, and the remainder was allocated to goodwill. The fair value of the identified intangible assets was determined using the income approach for the customer base, and the replacement cost approach for the assembled workforce. The purchased intangible assets and goodwill were being amortized over their estimated useful lives of three years. Related amortization for the year ended December 31, 2001 totaled $935.

The Iguana acquisition is summarized as follows:

       Fair value of tangible assets acquired.......................  $  1,815
       Fair value of identified intangible assets acquired..........     4,813
       Liabilities assumed..........................................      (857)
                                                                      --------
                                                                      $  5,771
                                                                      ========

       Cash paid, including acquisition costs of $238...............  $  2,817
       Less cash acquired...........................................        31
                                                                      --------
            Net cash paid...........................................     2,786
         Common stock of the Company issued.........................     1,990
            Replacement Options ....................................       995
                                                                      --------
                                                                      $  5,771
                                                                      ========

As a result of the aforementioned terminations, coupled with the historical cash flow losses, the Company evaluated the recoverability of its acquired intangible assets and goodwill by comparison of the carrying value relative to future cash flows. As a result, the Company recorded impairment charges totaling $3,878, which reduced the remaining carrying value of the related intangibles to $0 as of December 31, 2001.

Also in connection with the acquisition of Iguana, 2,300,000 shares of the Company's common stock were placed in escrow (the "Escrow Shares"). The related contingency period expired in July 2002, at which time the fair value of such shares was included in the aggregate purchase price. As of December 31, 2001 all employees of Iguana had been terminated, and the subsidiary's operating activities had ceased. The remaining net book value of Iguana intangibles was $0. Accordingly, the Company has recorded additional impairment charges totaling $69 representing the fair value of such shares. This amount is included in Impairment Losses in the accompanying Statement of Operations for the year ended December 31, 2002.

                        CHANGE TECHNOLOGY PARTNERS, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                December 31, 2002
                 (In thousands, except share and per share data)


ACQUISITION OF PAPKE-TEXTOR, INC.

In June 2001, the Company acquired Papke-Textor, Inc. d/b/a Canned Interactive ("Canned"), a Los Angeles-based media and entertainment interactive agency, for approximately $1,137 in cash, including acquisition costs, and 6,436,552 shares of the Company's common stock valued at approximately $953.

The business combination was accounted for using the purchase method of accounting and, accordingly, the total consideration was allocated to the tangible and intangible assets acquired and liabilities assumed on the basis of their respective fair values on the date of acquisition. The results of operations of Canned, and the estimated fair value of the assets acquired and liabilities assumed are included in the Company's consolidated financial statements from the date of acquisition. Of the total purchase price, approximately $104 was allocated to the net tangible liabilities assumed, $2,177 was allocated to identified intangible assets, primarily assembled workforce, and to goodwill. The fair value of the identified intangible assets was determined using the replacement cost approach for the assembled workforce. The purchased intangible assets and goodwill were being amortized over their estimated useful lives of three years. On January 1, 2002, in connection with the Company's adoption of SFAS 142, the value ascribed to the acquired workforce was subsumed into goodwill, and amortization of these assets ceased. The remaining unamortized amount, totaling $1,568 at December 31, 2002 is included in goodwill in the accompanying balance sheet.

The Canned acquisition is summarized as follows:

       Fair value of tangible assets acquired.......................  $    329
       Fair value of identified intangible assets acquired..........     2,177
       Liabilities assumed..........................................      (433)
                                                                      --------
                                                                      $  2,073
                                                                      ========

       Cash paid, including acquisition costs of $250...............  $  1,137
       Less cash acquired...........................................        17
                                                                      --------
            Net cash paid...........................................     1,120
            Common stock of the Company issued......................       953
                                                                      --------
                                                                      $  2,073
                                                                      ========


Also in connection with the acquisition of Canned, $200 in cash and 715,172 shares of the Company's common stock were placed in escrow (the "Escrow Shares"). The related contingency period expired in December 2002, at which time the cash and the then fair value of the shares, totaling $214, was included in the aggregate purchase price.

                        CHANGE TECHNOLOGY PARTNERS, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                December 31, 2002
                 (In thousands, except share and per share data)


(6) NOTE RECEIVABLE

In April 2001, the Company loaned two consultants an aggregate of $500. The full recourse promissory notes, with initial principal amounts of $350 and $150, respectively, accrue interest at the rate of 7.25% per annum. Payments are due in various installments of principal plus accrued interest commencing on April 25, 2002 and continuing annually thereafter through April 25, 2006. In April 2002, the Company received the first such installment, totaling $61.

(7) COMMITMENTS AND CONTINGENCIES

OPERATING LEASES

The Company leases its facilities and equipment under operating and capital lease agreements. The following are the future minimum lease payments under non-cancelable operating leases as of December 31, 2002:

             YEAR ENDED DECEMBER 31,           OPERATING           CAPITAL
        ------------------------------         ---------           -------
        2003.........................          $    850            $   114
        2004.........................               184                 31
        2005.........................                46                  4
        2006.........................                --                 --
        2007.........................                --                 --
                                               --------            -------
                                               $  1,080            $   149
                                               --------            -------
        Total lease obligation.......
        Amount representing
        interest.....................                                   (0)
                                                                   -------
                                                                       149
        Current Portion..............                                 (114)
                                                                   -------
        Long Term Portion............                              $    35
                                                                   =======

Total minimum lease payments have not been reduced for future minimum sublease rentals totaling approximately $342.

As a result of the company's divestiture of certain operations, employee terminations and terminated business combination, the Company has evaluated its alternatives with respects to its contractual obligations concerning leased facilities. As of June 30, 2002, the Company determined that certain facilities have no substantive future use of benefit to the Company. The Company accrued the remaining costs, net of sublease income, relating to these leases in the second quarter. At December 31, 2002, $738 of this amount remained.

Rent expense was approximately $1,183 and $963 for the years ended December 31, 2002 and 2001, respectively.

                        CHANGE TECHNOLOGY PARTNERS, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                December 31, 2002
                 (In thousands, except share and per share data)


LEGAL PROCEEDINGS

The Company is involved in various legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position, results of operation or liquidity.

(8) STOCKHOLDERS' EQUITY

On March 28, 2000, Arinco Computer Systems Inc. (the predecessor to the Company, see September 12, 2000 transaction below) was acquired by an investor group led by Pangea Internet Advisors, LLC. Prior to this transaction, neither Arinco Computer Systems Inc., a public shell, or Pangea Internet Advisors, LLC were active or had substantive business operations. Investors purchased 4,000,000 shares of Series B Convertible Preferred Stock ("Series B Stock") for net proceeds to the Company of $39,450. Each share of Series B stock is convertible into 40 common shares, and the Series B Stock, collectively, represents approximately 97% of the voting interest of the Company. If by December 31, 2000 the Company's authorized common stock had not been increased to provide for the conversion of all Series B Stock, holders of 50% of the Series B stock could require the Company to redeem all such Series B Stock at $10 per share on demand. Accordingly, Series B Stock was classified as temporary equity until shareholder approval was obtained to sufficiently increase the number of authorized common shares. However, as the Series B shareholders effectively controlled the Company, shareholder approval was perfunctory and, accordingly, the full deemed dividend was recognized immediately.

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

In April, 2002 the Company cancelled 15,468,748 of these outstanding warrants to purchase common stock, with a weighted average exercise price of $0.85, in exchange for no consideration.

The difference between the price of the Series B Stock on an as converted basis of $0.25 and $4.88 (the fair value of common stock on the date of issuance of the Series B Stock), or $4.63, multiplied by the number of shares of Series B Stock on an as if converted basis, represents the intrinsic value of the beneficial conversion feature, which totaled approximately $741,000. However, as the intrinsic value of the beneficial conversion feature is greater than the $40,000 in gross proceeds received from the Series B Stock issuance, the amount of the discount attributed to the beneficial conversion feature is limited to the $40,000 of gross proceeds received. The beneficial conversion feature was

                        CHANGE TECHNOLOGY PARTNERS, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                December 31, 2002
                 (In thousands, except share and per share data)


recorded in the quarter ended March 31, 2000 as a non-cash preferred stock dividend because the Series B Stock is effectively convertible at the option of the preferred stockholders. The $40,000 non-cash dividend increased the Company's net loss attributable to common stockholders by the same amount.

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

In 2002, the Company purchased an aggregate of 33,588 shares of the Company's common stock from certain stockholders in exchange for an amount which approximated fair value.

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

                        CHANGE TECHNOLOGY PARTNERS, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                December 31, 2002
                 (In thousands, except share and per share data)


Information related to all CTPI stock options granted by the Company is as follows:

                                                                                  WEIGHTED AVERAGE
                                                               NUMBER OF SHARES    EXERCISE PRICE
                                                               ----------------    --------------
               December 31, 1999...........................                --             --
                 Granted...................................         4,600,000        $  1.21
                                                                 ------------        -------
               December 31, 2000...........................         4,600,000        $  1.21
                                                                 ------------        -------
                 Granted...................................        14,200,000           0.04
                 Exercised.................................                --             --
                 Options issued in connection with
                    acquisition of Iguana..................         1,658,638           1.05
                 Forfeited/Cancelled.......................        (4,324,870)          1.45
                                                                 ------------        -------
               December 31, 2001...........................        16,133,768        $  0.10
                                                                 ------------        -------
                 Granted...................................                --             --
                 Exercised.................................                --             --
                 Forfeited/Cancelled.......................        (1,548,021)           .19
                                                                 ------------        -------
               December 31, 2002...........................        14,585,747        $   .08
                                                                 ============        =======

The following table summarizes information about CTPI stock options outstanding at December 31, 2002:

                                    OPTIONS OUTSTANDING                           OPTIONS EXERCISABLE
                   ------------------------------------------------------    -------------------------------
                   OUTSTANDING AT    WEIGHTED AVERAGE
                    DECEMBER 31,     CONTRACTUAL LIFE    WEIGHTED AVERAGE       NUMBER      WEIGHTED AVERAGE
 EXERCISE PRICES        2002            REMAINING         EXERCISE PRICE     EXERCISABLE     EXERCISE PRICE
 ---------------   --------------   -------------------  ----------------    -----------    ----------------
     0.03            12,000,000           8.71                 0.03            5,250,000            0.03
     0.06               700,000           8.83                 0.06              700,000            0.06
     0.29               540,747           1.43                 0.29              540,747            0.29
     0.32                15,000           8.00                 0.32               15,000            0.32
     0.41                15,000           7.83                 0.41               15,000            0.41
     0.50             1,300,000           7.75                 0.50            1,148,732            0.50
     0.67                15,000           1.85                 0.67               15,000            0.67
                   ------------                              ------          -----------          ------
    TOTAL            14,585,747                              $  .08            7,684,479          $  .12
                   ============                              ======          ===========          ======

During 2000, the Company granted stock options to purchase 4,600,000 shares of common stock to the former Chief Executive Officer and members of the Board of Directors at a weighted average exercise price of $1.21, all of which were granted at less than the fair value of the common stock on the measurement date. The Company recorded deferred compensation of approximately $2,480 in connection with the grant of these options. This amount is presented as deferred compensation within the accompanying balance sheet and is being amortized over the related vesting period, of either three or four years. In 2001, in connection with the termination of the former Chief Executive Officer, and in 2002, in connection with the voluntary departure of a member of the board of directors, the Company reversed certain of this unamortized deferred

                        CHANGE TECHNOLOGY PARTNERS, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                December 31, 2002
                 (In thousands, except share and per share data)


compensation related to unvested options forfeited as a result of the departures. The Company amortized $377, $615 and $693 of deferred compensation during the years ended December 31, 2002, 2001 and 2000, respectively. The Company will amortize the remaining deferred compensation of $268 over the remaining vesting period of 21 months.

In September 2001, the Compensation Committee of the Board of Directors, granted to the newly appointed Chief Executive Officer options to purchase 9,000,000 shares of the Company's common stock at an exercise price of $0.03 per share, the then fair value of the underlying common stock. Of this grant, options to purchase 6,000,000 shares of the Company's common stock were subject to shareholder approval, which was obtained in August 2002 when the fair value of the underlining stock was $0.02 per share.

During the year ended December 31, 2001, the Compensation Committee of the Board of Directors granted to certain members of the Board of Directors options to purchase an aggregate of 3,000,000 and 200,000 shares of the Company's common stock at an exercise price of $0.03 and $0.50 per share, respectively, the then fair value of the underlying common stock.

On November 7, 2001, the Compensation Committee of the Board of Directors granted to a new member of the Board of Directors options to purchase an aggregate of 2,000,000 shares of the Company's common stock at an exercise price of $0.06 per share, the then fair value of the underlying common stock. However, in connection with such new member of the Board of Directors' resignation on December 31, 2002, he surrendered options to purchase 1,300,000 shares of the Company's common stock. He retained options to purchase the remaining 700,000 shares of the Company's common stock.

(10) RELATED PARTY TRANSACTIONS

During the year ended December 31, 2002, the Company incurred legal fees in connection with certain transactions and other matters in the normal course of business. A portion of these services was provided by a firm of which a member of the Board of Directors of the Company is a partner. Fees incurred by this firm totaled approximately $387 and $881 for the years ended December 31, 2002 and 2001, respectively.

Additionally, during the year ended December 31, 2002, the Company incurred management and investment advisory service fees in connection with identifying, evaluating, negotiating, and managing investment opportunities for the Company. These services were provided by a firm of which the current President and Chief Executive Officer of the Company was previously affiliated. Fees incurred by the Company to this firm totaled $135 and $510 in the years ended December 31, 2002 and 2001, respectively. Additionally, this firm occupies a portion of the Company's office space in

                        CHANGE TECHNOLOGY PARTNERS, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                December 31, 2002
                 (In thousands, except share and per share data)


Connecticut, for which it pays rent at an amount, which approximates fair market value. Such payments to the Company totaled $230 and $283 during the years ended December 31, 2002 and 2001, respectively. Furthermore, the firm was indebted to the Company in the amount of $194 at December 31, 2002, for its pro rata share of certain leasehold improvements and rental payments due, which are reflected in the Related Party Receivable in the accompanying Balance Sheet. As of December 31, 2002, the Company is no longer utilizing this firm to perform any services for the Company.

(11) PROPERTY & EQUIPMENT

Property and equipment consist of the following:

                                                                DECEMBER 31,
                                                            -------------------
                                                              2002        2001
                                                            -------     -------
   Computer and office equipment.......................     $   735     $   660
   Furniture and fixtures..............................         362         364
   Leasehold improvements..............................         245         245
                                                            -------     -------
   Total property and equipment........................       1,342       1,269
   Less accumulated depreciation and amortization......         906         483
                                                            -------     -------
   Property and equipment, net.........................     $   436     $   786
                                                            =======     =======

At December 31, 2002 and 2001, the Company had approximately $332 and $220, respectively, of equipment under capital leases included in computer and office equipment and related accumulated amortization of approximately $288 and $120, respectively. Amortization of these assets recorded under capital leases is included in depreciation expense.

Depreciation and amortization aggregated $423, $609 and $10 for the years ended December 31, 2002, 2001 and 2000, respectively.

(12) ACCRUED EXPENSES

Accrued expenses consist of the following:

                                                                DECEMBER 31,
                                                            -------------------
                                                              2002        2001
                                                            -------     -------
   Accrued severance.....................................   $   181     $   431
   Accrued professional fees.............................       150         535
   Accrued NY office leases..............................       244          --
   Accrued employee payroll & benefits...................       204          --
   Accrued other.........................................         6          17
                                                            -------     -------
   Total.................................................   $   785     $   983
                                                            =======     =======

                        CHANGE TECHNOLOGY PARTNERS, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                December 31, 2002
                 (In thousands, except share and per share data)


(13) INCOME TAXES

The tax effects of temporary differences that give rise to a significant portion of the net deferred income tax assets (liabilities) are as follows:

                                                               DECEMBER 31,
                                                          --------------------
                                                            2002        2001
                                                          --------    --------
   Net deferred income tax assets (liabilities):
   Equity losses.......................................   $  3,064    $  2,844
   Equity based compensation...........................        692         541
   Net operating loss..................................      8,783       8,024
   Property and equipment..............................         (6)         40
   Intangibles.........................................       (627)       (715)
   Other...............................................         28          --
                                                          --------    --------
   Total net deferred income tax assets................     11,934      10,734
   Valuation allowance.................................    (11,934)    (10,734)
                                                          --------    --------
   Total net deferred income tax assets ...............   $     --          --
                                                          ========    ========

                        CHANGE TECHNOLOGY PARTNERS, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                December 31, 2002
                 (In thousands, except share and per share data)


The benefit for income taxes differed from the amounts computed by applying the federal income tax rate of 35% to pretax losses as a result of the following:

                                                                     RATE RECONCILIATION
                                            -----------------------------------------------------------------------
                                                     2002                       2001                     2000
                                            --------------------       ---------------------     ------------------
                                               $            %              $            %           $           %
                                            -------      -------       --------      -------     -------    -------
Expected tax benefit......................   (1,190)       33.99%       (11,165)       35.00%     (2,121)    34.00%
State and local tax benefit...............     (119)        3.39%        (1,037)        3.25%       (364)     6.00%
Non-deductible expenses...................       20         0.57%         3,023         9.48%         --        --
Valuation allowance.......................    1,200        34.28%         8,689        27.24%      1,881     29.90%
Other.....................................       89         2.53%           490         1.54%        604     10.10%
                                            -------      -------       --------      -------     -------    ------
Tax expense...............................  $    --         0.00%      $     --         0.00%         --      0.00%
                                            =======      =======       ========      =======     =======    ======

The Company has available estimated net operating loss carry forwards for income tax purposes of approximately $22,000 which expire on various dates from 2002 through 2022. A valuation allowance has been established due to uncertainty as to whether the Company will generate sufficient taxable earnings to utilize the available net operating loss carry forwards. A portion of the Company's net operating loss carry forwards may also be limited due to significant changes in ownership under Section 382 of the Tax Reform Act of 1986.

(14) SUPPLEMENTARY CASH FLOW INFORMATION

During the years ended December 31, 2002, 2001 and 2000, the Company paid interest of $15, $30 and $1, respectively.

(15) VALUATION AND QUALIFYING ACCOUNTS

                                                 ADDITIONS        ADDITIONS
                                 BALANCE AT      CHARGED TO      INCLUDED IN     DELETIONS     BALANCE AT
                                BEGINNING OF     COSTS AND      ACQUIRED NET    INCLUDED IN      END OF
                                   PERIOD         EXPENSED         ASSETS        DISPOSALS       PERIOD
                                ------------     ----------     ------------    ------------   ----------
         DESCRIPTION
2002:
Allowances for doubtful
   accounts...............       $       --      $       --      $     --         $    --       $     --
2001:
Allowances for doubtful
   accounts...............       $       62      $       --      $    197         $  (259)      $     --
2000:
Allowances for doubtful
   accounts...............       $       --      $       --      $     62         $    --       $     62

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  March 27, 2003

                                      CHANGE TECHNOLOGY PARTNERS, INC.


                                      By: /s/ william Avery
                                          --------------------------------------
                                          Name:  William Avery
                                          Title: President and Chief Executive
                                                 Officer


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

            SIGNATURE                            TITLE                                 DATE
            ---------                            -----                                 ----

/s/ William Avery                   Chief Executive Officer, President,        March 27, 2003
-------------------------------     Chief Financial Officer and Director
  William Avery                     (Principal Executive Officer,
                                    Principal Financial Officer and
                                    Principal Accounting Officer)



/s/ Michael Gleason                 Chairman of the Board of Directors         March 27, 2003
-------------------------------
  Michael Gleason



/s/ James Dubin                     Director                                   March 27, 2003
-------------------------------
  James Dubin



/s/ William Lipner                  Director                                   March 27, 2003
-------------------------------
  William Lipner


                                 CERTIFICATIONS


         I, William Avery, certify that:

         1. I have reviewed this annual report on Form 10-K of Change Technology Partners, Inc.

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report.

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

                  c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b) any fraud, whether or not material, that involves management or other employees who have significant role in the registrant's internal controls.

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:    March 27, 2003



       /s/ William Avery
       -----------------------------
       William Avery
       Chief Executive Officer

         I, William Avery, certify that:

         1. I have reviewed this annual report on Form 10-K of Change Technology Partners, Inc.

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report.

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

                  c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b) any fraud, whether or not material, that involves management or other employees who have significant role in the registrant's internal controls.

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:    March 27, 2003


         /s/ William Avery
         -----------------------------
         William Avery
         Chief Financial Officer

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

2.4 Amendment No. 1 to Agreement and Plan of Merger by and between Change Technology Partners, Inc. and Franklin Capital Corporation, dated April 3, 2002 (filed as an exhibit to the Registrant's Report on Form 8-K dated April 4, 2002 and incorporated herein by reference).

2.5 Plan of Liquidation and Dissolution of Change Technology Partners, Inc., dated September 30, 2002 (filed as an exhibit to Registrant's Report on Form 8-K dated October 2, 2002 and incorporated herein by reference).

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

10.4 Stock Purchase Agreement, dated September 15, 2000, by and between Change Technology Partners, Inc. and eHotHouse, Inc. (filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 15, 2000 and incorporated herein by reference)

10.5 Agreement for Sale and Purchase of Business Assets among InSys Technology Inc., ATC InSys Technology, Inc., and ATC Group Services Inc. dated October 5, 2000 (filed as an exhibit to the Registrant's Report on Form 8-K dated October 18, 2000 and incorporated herein by reference).

10.6 Assumption Agreement among InSys Technology, Inc., ATC InSys Technology Inc. and ATC Group Services Inc. dated October 18, 2000 (filed as an exhibit to the Registrant's Report on Form 8-K dated October 18, 2000 and incorporated herein by reference).

10.7 Agreement and Plan of Merger among Change Technology Partners, Inc., Iguana Studios I, Inc., and Iguana Studios, Inc., dated March 1, 2001 (filed as an exhibit to the Registrant's Report on Form 8-K dated March 14, 2001 and incorporated herein by reference).

10.8 Stockholders Agreement entered into by Change Technology Partners, Inc., and Stockholders of Iguana dated March 1, 2001 (filed as an exhibit to the Registrant's Report on Form 8-K dated March 14, 2001 and incorporated herein by reference).

10.9 Agreement and Plan of Merger among eHotHouse Inc., eHH Merger I, Inc., RAND Interactive Corporation, and Todd Burgess, David Kelley, John Snow, Stephen Riddick and Brobeck, Phleger and Harrison LLP dated November 30, 2000 (filed as an exhibit to the Registrant's Report on Form 8-K dated November 30, 2000 and incorporated herein by reference).

10.10 Agreement and Plan of Merger among Change Technology Partners, Inc., Iguana Studios I, Inc., and Iguana Studios, Inc., dated March 1, 2001 (filed as an exhibit to the Registrant's Report on Form 8-K dated March 14, 2001 and incorporated herein by reference).

10.11 Stockholders Agreement entered into by Change Technology Partners, Inc., and Stockholders of Iguana dated March 1, 2001 (filed as an exhibit to the Registrant's Report on Form 8-K dated March 14, 2001 and incorporated herein by reference).

10.12 Agreement and Plan of Merger among Change Technology Partners, Inc., Canned Interactive, Inc., Papke-Textor, Inc., Textor Family Limited Partnership, Papke Family Limited Partnership, Douglas Textor and Jay Papke, dated June 12, 2001 (filed as an exhibit to the Registrant's Report on Form 8-K dated June 12, 2001 and incorporated herein by reference).

10.13 Employment Agreement effective as of September 19, 2001 by and between Change Technology Partners, Inc. and William Avery (filed as an exhibit to the Registrant's Annual Report on Form 10-K dated March 26, 2002 and incorporated herein by reference).

10.14 Severance Compensation Agreement effective as of September 19, 2001 by and between Change Technology Partners, Inc. and William Avery (filed as an exhibit to the Registrant's Annual Report on Form 10-K dated March 26, 2002 and incorporated herein by reference).

10.15 Promissory Note issued by InSys Technology LLC to Change Technology Partners, Inc. dated November 8, 2001 (filed as an exhibit to the Registrant's Report on Form 8-K dated November 8, 2001 and incorporated herein by reference).

10.16 Share Purchase Agreement by and between Change Technology Partners, Inc. and John Snow, dated November 2, 2001 (filed as an exhibit to the Registrant's Report on Form 8-K dated November 2, 2001 and incorporated herein by reference).

10.17 Warrant to Purchase Common Stock, issued by RAND Interactive Corporation to Change Technology Partners, Inc. dated November 2, 2001 (filed as an exhibit to the Registrant's Report on Form 8-K dated November 2, 2001 and incorporated herein by reference).

10.18 Promissory Note issued by eCom Capital, Inc. to Change Technology Partners, Inc. dated August 28, 2001 (filed as an exhibit to the Registrant's Report on Form 8-K dated August 28, 2001 and incorporated herein by reference).

10.19 Security Agreement among eCom Capital, Inc., Franklin Capital Corporation and Change Technology Partners, Inc. dated August 28, 2001 (filed as an exhibit to the Registrant's Report on Form 8-K dated August 28, 2001 and incorporated herein by reference).

10.20 Warrant, issued by eCom Capital, Inc. to Change Technology Partners, Inc. dated August 28, 2001 (filed as an exhibit to the Registrant's Report on Form 8-K dated August 28, 2001 and incorporated herein by reference).

10.21 Stock Purchase Agreement between Change Technology Partners, Inc. and Franklin Capital Corporation dated December 4, 2001 (filed as an exhibit to the Registrant's Annual Report on Form 10-K dated March 26, 2002 and incorporated herein by reference).

10.22 Promissory Note issued by Excelsior Radio Networks, Inc. to Change Technology Partners, Inc. dated April 3, 2002 (filed as an exhibit to the Registrant's Report on Form 8-K dated April 4, 2002 and incorporated herein by reference).

10.23 Security Agreement among Excelsior Radio Networks, Inc., Sunshine II, LLC and Change Technology Partners, Inc. dated April 3 2002 (filed as an exhibit to the Registrant's Report on Form 8-K dated April 4, 2002 and incorporated herein by reference).

10.24 Purchase Agreement between Sunshine III, LLC and Change Technology Partners, Inc., dated January 15, 2003 (filed as an exhibit to the Registrant's Report on Form 8-K dated January 17, 2003 and incorporated herein by reference).

21.1     Subsidiaries.

99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         (b) The following report on Form 8-K was filed with the Securities & Exchange Commission during the fourth quarter of 2002:

                  (i) On October 2, 2002 reporting matters under Item 5, Other Events, and Item 7, Financial Statements and Exhibits.