Form 10-Q
period 2003-03-31
CHANGE TECHNOLOGY PARTNERS INC
filed 2003-05-14
CIK 356591

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarter ended March 31, 2003

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

The number of shares of the issuer's common stock outstanding on May 8, 2003 was approximately 182,025,511.

                                TABLE OF CONTENTS


                         PART I - FINANCIAL INFORMATION

ITEM 1 - CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
              Consolidated Balance Sheets as of March 31, 2003 (unaudited)
              and December 31, 2002................................................................2

              Consolidated Statements of Operations for the three
              months ended March 31, 2003 and 2002 (unaudited).....................................3

              Consolidated Statement of Stockholders' Equity for the three months ended March 31, 2003 (unaudited)..............................................4

              Consolidated Statements of Cash Flows for the three
              months ended March 31, 2003 and 2002 (unaudited).....................................5

              Notes to Unaudited Interim Condensed Consolidated Financial Statements...............6

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS..............................................18

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK ..............................25

ITEM 4 - CONTROLS AND PROCEDURES .................................................................25


                                        PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS........................................................................27

ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS................................................27

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES..........................................................27

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS......................................27

ITEM 5 - OTHER INFORMATION........................................................................27

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K.........................................................27

ITEM 7 - SIGNATURES...............................................................................31

ITEM 8 - CERTIFICATIONS...........................................................................32

                          PART I. FINANCIAL INFORMATION

          ITEM 1 - CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

                        CHANGE TECHNOLOGY PARTNERS, INC.
                                AND SUBSIDIARIES
                           Consolidated Balance Sheets
                (in thousands except share and per share amounts)

                                                                            MARCH 31,      DECEMBER 31,
                                                                               2003           2002
                                                                         -------------------------------
                                                                            (Unaudited)
ASSETS
Cash and cash equivalents ................................................   $  8,484      $  3,465
Accounts receivable ......................................................        330           218
Unbilled receivables .....................................................         79            27
Related party receivable .................................................        128           194
Notes receivable .........................................................         35         4,926
Prepaid expenses and other current assets ................................        625           689
                                                                             --------      --------
                  Total current assets ...................................      9,681         9,944

Notes receivable, excluding current portion ..............................         --           424
Investments in and loans to unconsolidated subsidiaries ..................        136           449
Property and equipment, net ..............................................        348           436
Goodwill .................................................................      1,782         1,782
Other assets .............................................................         13           123
                                                                             --------      --------
                  Total assets ...........................................     11,960        12,733
                                                                             ========      ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable .........................................................        251           128
Accrued expenses .........................................................        592           785
Deferred revenues ........................................................         50            37
Capital lease obligation .................................................         91           114
                                                                             --------      --------
                  Total current liabilities ..............................        984         1,064

Capital lease obligation, less current portion ...........................         23            35
Deferred rent ............................................................         16            15
                                                                             --------      --------
                  Total liabilities ......................................      1,023         1,114

Stockholders' equity:
Preferred stock:

     Series A - $.06 per share cumulative, convertible
     share-for-share into common stock; $.10 par value;
     500,000 shares authorized, 645 shares issued and
     outstanding at March 31, 2003 and December 31,
     2002, with an aggregate liquidation preference of $1 ................         --            --

     Series B - Convertible into common on a 1:40
     basis; $.10 par value; 4,000,000 shares
     authorized; 0 shares issued and outstanding at
     March 31, 2003 and December 31, 2002 ................................         --            --

Common stock:
     $.01 par value; 500,000,000 shares authorized,
     182,003,920 shares issued and outstanding at March
     31, 2003 and December 31, 2002 ......................................      1,820         1,820
Additional paid-in capital ...............................................     94,369        94,369
Deferred compensation ....................................................       (178)         (268)
Accumulated deficit ......................................................    (85,074)      (84,302)
                                                                             --------      --------
                  Total stockholders' equity .............................     10,937        11,619
                                                                             --------      --------
                  Total liabilities and stockholders' equity .............   $ 11,960      $ 12,733
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

                        CHANGE TECHNOLOGY PARTNERS, INC.
                                AND SUBSIDIARIES

                 Unaudited Consolidated Statements of Operations
                (in thousands except share and per share amounts)

                                                                          THREE MONTHS ENDED
                                                                               MARCH 31,
                                                                    ------------------------------
                                                                        2003              2002
                                                                    -----------        -----------
Revenues .......................................................    $       708        $       739
Cost of revenues ...............................................            354                281
                                                                    -----------        -----------
                Gross profit (loss) ............................            354                458

Operating expenses:
Selling, general, and administrative expenses,
   exclusive of equity based compensation of $90
   and $131, respectively ......................................          1,313              1,070
Equity based compensation ......................................             90                131
                                                                    -----------        -----------
                Total operating expenses .......................          1,403              1,201
                Loss from operations ...........................         (1,049)              (743)

Other income (expense):
   Interest and dividend income ................................             57                150
   Interest expense ............................................             (3)                (5)
   Equity in losses and impairment of investments in
     unconsolidated affiliates .................................            (63)              (322)
   Realized gain on sale of stock and warrant ..................            286                 --
                                                                    -----------        -----------
                Net loss .......................................    $      (772)       $      (920)
                                                                    ===========        ===========

Weighted average common shares outstanding,
     basic and diluted .........................................    182,003,920        179,022,081
                                                                    ===========        ===========
Basic and diluted net loss per common share ....................    $     (0.00)       $     (0.01)
                                                                    ===========        ===========

       See accompanying notes to unaudited condensed consolidated interim financial statements.

                        CHANGE TECHNOLOGY PARTNERS, INC.
                                AND SUBSIDIARIES

            Unaudited Consolidated Statement of Stockholders' Equity
                        Three months ended March 31, 2003
                       (in thousands except share amounts)

                                     SERIES A
                                  PREFERRED STOCK        COMMON STOCK     ADDITIONAL PAID    DEFERRED     ACCUMULATED  STOCKHOLDERS'
                                  SHARES   AMOUNT     SHARES      AMOUNT    IN CAPITAL     COMPENSATION     DEFICIT        EQUITY
                                  ------   ------     ------      ------  ---------------  ------------   -----------  -------------
Balance at December 31, 2002.....  645      $ --   182,003,920   $ 1,820     $ 94,369        $ (268)      $ (84,302)      $ 11,619

Amortization of deferred
    compensation.................   --        --            --        --           --            90              --             90

Net loss.........................   --        --            --        --           --            --            (772)          (772)
                                  ------   ------  -----------   -------     --------        -------      ----------      --------

Balance at March 31, 2003
     (unaudited).................  645      $ --   182,003,920   $ 1,820     $ 94,369        $ (178)      $ (85,074)      $ 10,937
                                  ======   ======  ===========   =======     ========        =======      ==========      ========


       See accompanying notes to unaudited condensed consolidated interim financial statements.

                        CHANGE TECHNOLOGY PARTNERS, INC.
                                AND SUBSIDIARIES
                 Unaudited Consolidated Statements of Cash Flows
                                 (in thousands)

                                                                                THREE MONTHS ENDED
                                                                                     MARCH 31,
                                                                            ------------------------
                                                                              2003            2002
                                                                            -------          -------
Cash flows from operating activities:
     Net loss ...........................................................   $  (772)         $  (920)

     Adjustments to reconcile net loss to net cash used in
     operating activities:
        Depreciation ....................................................       109              106
        Equity based compensation .......................................        90              131
        Equity in losses of unconsolidated subsidiary ...................        63               89
        Accretion of loan discount ......................................        --              (27)
        Impairment of investment in unconsolidated subsidiary ...........        --              233
        Accrued interest on notes receivable ............................        (8)             (48)
        Receipt of accrued interest on notes receivable .................       142               --
        Gain on sale of stock and warrant ...............................      (286)              --
        Valuation allowance on notes receivable .........................       473               --
        Changes in operating assets and liabilities:
           Accounts receivable ..........................................      (112)              18
           Unbilled receivables .........................................       (52)              --
           Related party receivable .....................................        66               15
           Prepaid expenses and other assets ............................        62              (83)
           Deferred revenue .............................................        13              104
           Accounts payable and accrued liabilities .....................       (70)            (338)
           Deferred rent ................................................         1                6
                                                                            -------          -------
                  Net cash (used in) operating activities ...............      (281)            (714)

Cash flows from investing activities:
     Purchase of property and equipment .................................       (21)              --
     Sale of Excelsior investment and warrant ...........................       648               --
      Principle and interest payments - received ........................     4,708               --

     Cash paid for equity investments ...................................        --             (278)
                                                                            -------          -------
                  Net cash provided by (used in) investing activities ...     5,335             (278)

Cash flows from financing activities:
     Principal payments under capital leases ............................       (35)             (36)
                                                                            -------          -------
                  Net cash used in financing activities .................       (35)             (36)

                  Net decrease in cash and cash equivalents .............   $ 5,019          $(1,028)

Cash and cash equivalents at beginning of period ........................   $ 3,465          $ 8,892
                                                                            -------          -------

Cash and cash equivalents at end of period, March 31, 2002 ..............   $ 8,484          $ 7,864
                                                                            =======          =======

       See accompanying notes to unaudited condensed consolidated interim financial statements.

                        CHANGE TECHNOLOGY PARTNERS, INC.
                                AND SUBSIDIARIES

     Notes to Unaudited Condensed Consolidated Interim Financial Statements
                                 March 31, 2003
                        (in thousands, except share data)


(1)    DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Arinco Computer Systems Inc., the predecessor of the Company and its subsidiaries, (the "Company"), was incorporated on March 31, 1978; however, the Company formally commenced implementation of its plan to provide professional consulting services on June 15, 2000. The Company provided a broad range of professional consulting services, including e-services and technology strategy, online branding, web architecture and design, systems integration, systems architecture and outsourcing. The Company has served clients throughout the United States and, as of March 31, 2003, has offices in Connecticut and California. During the year ended December 31, 2001, the Board of Directors voted to divest the Company of a majority of its then existing operations.

At March 31, 2003, the Company's consolidated subsidiaries are:

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

On September 30, 2002, the Board of Directors adopted a plan of liquidation and dissolution. The plan remains subject to stockholder approval, which the Company intends to seek at its annual meeting. The plan anticipates the continuation of the Company's business activities pending an orderly wind down of its operations, but permits the Board of Directors to amend, modify or abandon the plan, notwithstanding stockholder approval, if the Board determines that doing so would be in the best interests of the Company and its stockholders. The Company continues to review other alternatives to liquidation. However, if no appropriate alternative can be found, the Company anticipates that it will commence liquidation in 2003. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability of assets or the amounts of liabilities that may result from the outcome of this uncertainty.

                        CHANGE TECHNOLOGY PARTNERS, INC.
                                AND SUBSIDIARIES

     Notes to Unaudited Condensed Consolidated Interim Financial Statements
                                 March 31, 2003
                        (in thousands, except share data)


INTERIM RESULTS

The accompanying unaudited consolidated balance sheet as of March 31, 2003, the unaudited consolidated statements of operations and cash flows for the periods ended March 31, 2003 and 2002, and the unaudited consolidated statement of stockholders' equity as of March 31, 2003 have been prepared by the Company. In the opinion of management, the accompanying condensed consolidated financial statements have been prepared on the same basis as the annual audited financial statements and contain all adjustments, which include only normal recurring adjustments, considered necessary for a fair presentation of the Company's financial position, results of operations and cash flows at the dates and for the periods presented in conformity with accounting principles generally accepted in the United States applicable to interim periods.

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

While the Company believes that the disclosures presented are adequate to make the information not misleading, these condensed consolidated financial statements should be read in conjunction with the audited financial statements and related notes for the fiscal year ended December 31, 2002, which are contained in the Company's Annual Report on Form 10-K. The results for the three month period ended March 31, 2003 are not necessarily indicative of the results to be expected for the full fiscal year or for any future periods.

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

REVENUE RECOGNITION

Revenues are recognized for fixed price arrangements in the period services are rendered using the percentage-of-completion method, provided the Company has the ability to produce reasonably dependable estimates, collection of the resulting receivable is probable and no significant obligations remain. The cumulative impact of any revision in estimates of the cost to complete and losses on projects in process are reflected in the period in which they become known. Through September 30, 2002 the Company's revenues were recognized under the completed contract method of accounting as the Company did not have reasonably dependable estimates with respect to projects at Canned. Beginning in the fourth quarter of 2002, Canned's revenues are recognized using the percentage of completion method. Canned's

                        CHANGE TECHNOLOGY PARTNERS, INC.
                                AND SUBSIDIARIES

     Notes to Unaudited Condensed Consolidated Interim Financial Statements
                                 March 31, 2003
                        (in thousands, except share data)


projects are typically short term in nature, generally spanning less than 90 days.

Revenues are recognized for time-and-materials based arrangements in the period when the underlying services are rendered, provided collection of the resulting receivable is probable and no significant obligations remain.

The Company enters into project specific contracts with its clients who are generally billed in the same period in which services are rendered. If services are rendered in advance of billings, the Company records and presents the related amounts as unbilled revenue. If amounts are received in advance of services being performed, the amounts are recorded and presented as deferred revenues.

COST OF REVENUES

Cost of revenues consists primarily of compensation of billable employees, travel, subcontractor costs, and other costs directly incurred in the delivery of services to clients. Billable employees are full time employees and subcontractors whose time are spent servicing client projects.

EQUITY-BASED COMPENSATION

The Company accounts for its employee stock option plans in accordance with the provisions of the Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations including Financial Accounting Standards Board Interpretation No. 44. As such, compensation expense related to employee stock options is recorded only if, on the date of grant, the fair value of the underlying stock exceeds the exercise price. All such deferred compensation is amortized over the related vesting period on a straight-line basis. The Company adopted the disclosure-only requirements of SFAS No. 123 "Accounting for Stock-Based Compensation," which allows entities to continue to apply the provisions of APB Opinion No. 25 for transactions with employees and provide pro forma net income (loss) and pro forma earnings (loss) per share disclosures for employee stock grants made as if the fair value based method of accounting in SFAS No. 123 had been applied to these transactions.

Had compensation cost for these awards been determined based on the fair value at the grant dates consistent with the method prescribed by SFAS No. 123, the Company's net loss would have been adjusted to the pro forma amounts indicated below:

                        CHANGE TECHNOLOGY PARTNERS, INC.
                                AND SUBSIDIARIES

     Notes to Unaudited Condensed Consolidated Interim Financial Statements
                                 March 31, 2003
                        (in thousands, except share data)


                                                              THREE MONTHS ENDED
                                                                  MARCH 31,

                                                               2003       2002
                                                              ------     ------
Net loss, as reported ....................................    $ (299)    $ (920)
Add back: compensation expense related to stock
   options, as reported ..................................        90        131
Deduct: compensation expense related to stock
   options under fair value based method .................      (128)      (136)
                                                                           (128)
Pro forma net loss .......................................      (337)      (925)
Basic and diluted net loss per share as reported .........     (0.00)     (0.01)
Pro forma basic income loss per share ....................     (0.00)     (0.01)


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

The Company derived revenues from certain key customers during the three months ended March 31, 2003. Three customers accounted for 22%, 22% and 11% of total revenues during the three months ended March 31, 2003. No other customer accounted for more than 10% of the Company's revenues during the three months ended March 31, 2003 or 2002.

At March 31, 2003, three of these customers comprised 17%, 14% and 13% of accounts receivable. At December 31, 2002, these same customers comprised 12%, 0% and 1% of total accounts receivable.

                        CHANGE TECHNOLOGY PARTNERS, INC.
                                AND SUBSIDIARIES

     Notes to Unaudited Condensed Consolidated Interim Financial Statements
                                 March 31, 2003
                        (in thousands, except share data)


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

The following securities were not included in the computation of diluted net loss per share because to do so would have had an antidilutive effect for the periods presented:

                                                       March 31,     March 31,
                                                          2003         2002
                                                     ------------  ------------
       Stock Options..............................    14,540,747    15,690,373
       Warrants...................................    25,856,252    41,250,000
       Series A Convertible Preferred Stock.......           645           645


As a result, the basic and diluted net loss per share is equal for all periods presented.

GOODWILL

Effective January 1, 2002, the Company adopted SFAS 142, "Goodwill and Intangible Assets." At January 1, 2002 the intangible assets consisted of goodwill and the subsumed workforce acquired in connection with the acquisition of Canned. Management reviews goodwill for impairment in the fourth quarter of each year or earlier if indicators of potential impairment exist. If management fails to further develop the business, or if market conditions fail to improve, Canned's revenue and cost forecasts may not be achieved and the Company may incur charges for impairment of goodwill.

RECENT ACCOUNTING PRONOUNCEMENTS

In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS No. 146, which is effective prospectively for exit or disposal activities initiated after December 31, 2002, applies to costs associated with an exit activity, including restructurings, or with a disposal of long-lived assets. Those activities can include eliminating or reducing product lines, terminating employees and contracts and relocating plant facilities or personnel. SFAS No. 146 requires that exit or disposal costs are recorded as an operating expense when the liability is incurred and can be measured at fair value. Commitment to an exit plan or a plan of disposal by itself will not meet the requirement for recognizing a liability and the related expense under SFAS No. 146. SFAS No. 146 grandfathers the accounting for liabilities that were previously recorded under EITF Issue 94-3. Accordingly, SFAS No. 146 will have no effect on the exit costs previously recorded by the Company.

Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation" ("SFAS 148"), is an amendment to Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", and provides alternative methods of transition for an entity that voluntarily changes from the intrinsic value based method of accounting for stock-based employee compensation prescribed in APB No. 25 to the fair value method prescribed in SFAS 123. As permitted under SFAS 148, the Company has continued to apply the accounting provisions of APB No. 25, and to provide the annual pro forma disclosures of the effect of adopting the fair value method as required by SFAS
123. SFAS 148 also requires pro forma disclosures to be provided on a quarterly basis. The Financial Accounting Standards Board recently indicated that they will require stock-based employee compensation to be recorded as a charge to earnings beginning in 2004. The Company will continue to monitor their progress on the issuance of this standard as well as evaluate the Company's position with respect to current guidance.

                        CHANGE TECHNOLOGY PARTNERS, INC.
                                AND SUBSIDIARIES

     Notes to Unaudited Condensed Consolidated Interim Financial Statements
                                 March 31, 2003
                        (in thousands, except share data)


(2)    INVESTMENTS IN AND LOANS TO UNCONSOLIDATED SUBSIDIARIES

The following summarizes the Company's ownership interests in unconsolidated subsidiaries accounted for under the equity method or cost method of accounting (in thousands):

                                                             Carrying Value
                                                      -------------------------
                                                       March 31,   December 31,     Cost
                                                         2003          2002         Basis
                                                      -----------  ------------   --------
Equity method investments:
     Broadstream.com Inc. ("Broadstream")............   $   --        $   --       $ 7,100
     NetPro Holdings, Inc. ("NetPro")................       --            --           400
     InSys LLC ("InSys").............................       58           121           323

Cost method investments:
     Livesky, Inc. ("Livesky").......................       --            --           125
     Excelsior Radio Networks, Inc. ("Excelsior")....       --           250           250
     Alacra, Inc. ("Alacra").........................       78            78            78
                                                        ------       -------      --------

Total investments....................................   $  136       $   449      $  8,276
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

                        CHANGE TECHNOLOGY PARTNERS, INC.
                                AND SUBSIDIARIES

     Notes to Unaudited Condensed Consolidated Interim Financial Statements
                                 March 31, 2003
                        (in thousands, except share data)


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

As of December 31, 2001 the Company's interest in NetPro represented approximately 38% of NetPro outstanding equity, and was being accounted for under the equity method of accounting. The Company's proportionate share of NetPro's net losses totaled $167 from the date of investment through December 31, 2001.

On January 10, 2002, the Company invested an additional $100 in NetPro Series B-1 stock, and on March 7, 2002 the Company invested a final $100 in NetPro Series B-1 stock. On March 14, 2002, the board of directors of NetPro voted to suspend all of NetPro's business operations and immediately terminate substantially all of its employees due to NetPro's loss of significant clients and associated revenues. The Company has no obligation to provide additional funding to NetPro. As a result of this action, the Company evaluated the recoverability of this investment by comparison of its carrying value relative to estimated future cash flows. As a result of this analysis, the Company recorded an impairment charge to reduce the remaining investment balance to $0. The Company's proportionate share of net loss, and impairment charge, for the three months ended March 31, 2002, totaling $233, is included in equity in losses and impairment of investments in unconsolidated affiliates in the accompanying statement of operations.

INVESTMENT IN AND NOTE RECEIVABLE FROM EXCELSIOR RADIO NETWORKS

The Company made two investments in 2001 and one in the first quarter of 2002 in Excelsior Radio Networks, Inc. (f/k/a eCom Capital, Inc.), a subsidiary of Franklin Capital, which produces, syndicates and distributes radio programs and related services. The Company

                        CHANGE TECHNOLOGY PARTNERS, INC.
                                AND SUBSIDIARIES

     Notes to Unaudited Condensed Consolidated Interim Financial Statements
                                 March 31, 2003
                        (in thousands, except share data)


purchased a promissory note and warrant for $2,250 from Excelsior in August 2001 and in December 2001 purchased 250,000 common shares of Excelsior from Franklin Capital for $250. In April 2002 the Company purchased an additional promissory note from Excelsior for $4,708 in conjunction with the purchase by Excelsior of Dial Communication Group Inc. and Dial Communications Group LLC. The $2,250 promissory note was paid in full, together with related accrued interest, on October 1, 2002. The $4,708 note was repaid in full, together with related accrued interest, on January 21, 2003.

On January 15, 2003, the Company sold the Excelsior shares and the Excelsior warrant to Sunshine III, LLC for total consideration of approximately $648 in cash.

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

In June 2002, the Company received notice that the board of directors of LiveSky had voted to liquidate LiveSky in the context of a Chapter 7 bankruptcy case. The Company has no obligation to provide additional funding to LiveSky. As a result of this action, the Company evaluated the recoverability of this investment by comparison of its carrying value relative to future cash flows. As a result of this analysis, the Company recorded an impairment charge totaling $125 in the second quarter of 2002 to reduce the remaining balance to $0.

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


(3)    ACQUISITIONS AND DIVESTITURES

DIVESTITURE OF INSYS TECHNOLOGIES, LLC

On November 8, 2001 the Company sold a 51% voting interest in InSys Technology, Inc. ("InSys"), a wholly-owned subsidiary, to a certain member of the management team in exchange for $50 and concurrently forgave approximately $400 of advances to InSys. The Company has no obligation to provide additional funding to InSys.

                        CHANGE TECHNOLOGY PARTNERS, INC.
                                AND SUBSIDIARIES

     Notes to Unaudited Condensed Consolidated Interim Financial Statements
                                 March 31, 2003
                        (in thousands, except share data)


Concurrently, the Company loaned InSys $100 evidenced by a promissory note. The note bears interest at a rate equal to the London Interbank offer rate plus 2%, until the principal amount of the note is paid in full. InSys is obligated to pay, on an annual basis, at a minimum, 50% of the excess of its annual earnings before taxes.

The Company's retained equity interest and note receivable, net of the Company's pro rata share of InSys' net losses absorbed during the period from November 8, 2001 to December 31, 2001, totaled $312. The Company's pro rata share of InSys' net loss for the three months ended March 31, 2003 and 2002 totaled $63 and $89, respectively, which is included in equity in losses and impairment of investments in unconsolidated affiliates in the accompanying statement of operations.

DIVESTITURE OF RAND INTERACTIVE CORPORATION

On November 2, 2001 the Company sold all issued and outstanding shares of RAND Interactive Corporation ("RAND"), a wholly-owned subsidiary, to certain members of management in exchange for 375,039 shares of the Company's common stock, and a warrant to purchase such amount of shares of common stock that shall equal, at the time of exercise, 30% of the issued and outstanding shares of RAND common stock on a fully diluted basis. Such warrants have a stated exercise price of $1.00 in the aggregate, expire on November 3, 2013, and are contingently exercisable upon the occurrence of certain prospective events, as defined.

ACQUISITION OF IGUANA STUDIOS, INC.

In connection with the acquisition of Iguana Studios, Inc. ("Iguana"), in March 2001, 2,300,000 shares of the Company's common stock were placed in escrow. The related contingency period expired in July 2002, and the fair value of such shares was included in the aggregate purchase price at that time. As of December 31, 2001 all employees of Iguana had been terminated, and the subsidiary's operating activities had ceased. The remaining net book value of Iguana intangibles was $0. Accordingly, the Company recorded additional impairment charges in July 2002 totaling $69 representing the fair value of such shares.

ACQUISITION OF PAPKE-TEXTOR, INC.

In June 2001, the Company acquired Papke-Textor, Inc. d/b/a Canned Interactive ("Canned"), a Los Angeles-based media and entertainment interactive agency, for approximately $1,100 in cash, including acquisition costs, and 6,436,552 shares of the Company's common stock valued at approximately $1,000.

The business combination was accounted for using the purchase method of accounting and, accordingly, the total consideration was allocated to the tangible and intangible assets acquired and liabilities assumed on the basis of their respective fair values on the date of acquisition. The results of operations of Canned, and the estimated fair value of the assets acquired and liabilities assumed are included in the Company's consolidated financial statements from the date of acquisition. Of the total purchase price, approximately $104 was allocated to the net tangible

                        CHANGE TECHNOLOGY PARTNERS, INC.
                                AND SUBSIDIARIES

     Notes to Unaudited Condensed Consolidated Interim Financial Statements
                                 March 31, 2003
                        (in thousands, except share data)


liabilities assumed, $2,177 was allocated to identified intangible assets, primarily assembled workforce, and to goodwill. The fair value of the identified intangible assets was determined using the replacement cost approach for the assembled workforce. On January 1, 2002, in connection with the Company's adoption of SFAS 142, the value ascribed to the acquired workforce was subsumed into goodwill, and amortization of these assets ceased. Also in connection with the acquisition of Canned, $200 in cash and 715,172 shares of the Company's common stock were placed in escrow. The related contingency period expired in December 2002, at which time the cash and the then fair value of the shares, totaling $214, was included in the aggregate purchase price.

The remaining goodwill amount, totaling $1,782 is included in goodwill in the accompanying balance sheet.


(4)    NOTES RECEIVABLE

In April 2001, the Company loaned two consultants an aggregate of $500. The full recourse promissory notes, with initial principal amounts of $350 and $150, respectively, accrue interest at the rate of 7.25% per annum. Payments are due in various installments of principal plus accrued interest commencing on April 25, 2002 and continuing annually thereafter through April 25, 2006. In April 2003, the Company received an installment payment, totaling $35. This amount was less than the $86 due on that date. As a result of this underpayment and management's assessment of the likelihood of future collection, the Company established a valuation allowance for the remaining principal amount of the notes totaling $473.


(5)    COMMITMENTS AND CONTINGENCIES

In July 2001, the Board of Directors terminated the employment of the Company's then President and Chief Executive Officer. The former executive had an employment agreement dated August 21, 2000 that provided for severance benefits. The Company has paid, and will continue to pay, the former executive the severance he is entitled to under his employment agreement. The related obligation totaled $118 at March 31, 2003 and is included in accrued expenses in the accompanying balance sheet.

                        CHANGE TECHNOLOGY PARTNERS, INC.
                                AND SUBSIDIARIES

     Notes to Unaudited Condensed Consolidated Interim Financial Statements
                                 March 31, 2003
                        (in thousands, except share data)


OPERATING LEASES

The Company leases its facilities under operating lease agreements. The following are the future minimum lease payments under non-cancelable leases as of March 31, 2003:


                         PERIOD ENDED
                         DECEMBER 31,              OPERATING         CAPITAL
                         ------------              ---------         -------
        2003..............................             598              79
        2004..............................             184              31
        2005..............................              46               4
        2006..............................              --              --
        2007..............................              --              --
                                              --------------------------------
        Total Lease  Obligation...........          $  828             114
        Amount Representing Interest......                              (0)
                                                                     ---------
                                                                       114
        Current Portion...................                             (91)
                                                                     ---------
        Long Term Portion.................                              23


Total minimum lease payments have not been reduced for future minimum sublease rentals totaling approximately $244. As a result of the Company's divestiture of certain operations, employee terminations and terminated business combination, the Company has evaluated its alternatives with respect to its contractual obligations concerning leased facilities. As of June 30, 2002, the Company determined that certain facilities had no substantive future use or benefit to the Company. The Company accrued the remaining costs relating to these leases, net of sublease income, in the second quarter of 2002. At March 31, 2003, $183 of this amount remained.

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


(7)    RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2003, the Company incurred legal fees in connection with certain transactions and other matters in the normal course of business. A portion of these

                        CHANGE TECHNOLOGY PARTNERS, INC.
                                AND SUBSIDIARIES

     Notes to Unaudited Condensed Consolidated Interim Financial Statements
                                 March 31, 2003
                        (in thousands, except share data)


services were provided by a firm of which a member of the Board of Directors of the Company is a partner. Fees incurred by this firm totaled approximately $45 in the three months ended March 31, 2003.

During the three months ended March 31, 2002, the Company incurred management and investment advisory service fees in connection with identifying, evaluating, negotiating, and managing investment opportunities for the Company. These services were provided by a firm of which the current President and Chief Executive Officer of the Company was previously affiliated. Fees incurred by the Company to this firm totaled $75 in the three months ended March 31, 2002. As of June 30, 2002, the Company no longer utilizes this firm to perform any services for the Company. Additionally, this firm occupies a portion of the Company's office space in Connecticut, for which it pays rent at an amount, which approximates fair market value. Such payments to the Company totaled $60 and $57 during the three months ended March 31, 2003 and 2002, respectively. Furthermore, the firm was indebted to the Company in the amount of $128 and 194 at March 31, 2003 and December 31, 2002, respectively, for its pro rata share of certain leasehold improvements and rental payments due, which are reflected in the Related Party Receivable in the accompanying Balance Sheet.

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

         Revenues are recognized for fixed-price arrangements in the period services are rendered using the percentage-of-completion method, based on the percentage of costs incurred to date to total estimated projects costs, provided the Company has the ability to produce reasonably dependable estimates, collection of the resulting receivable is probable and no significant obligations remain. The cumulative impact of any revision in estimates of the cost to complete and losses on projects in process are reflected in the period in which they become known. Through September 30, 2002 the Company's revenues were recognized under the completed contract method of accounting as the Company did not have reasonably dependable estimates with respect to projects at Canned. Beginning in the fourth quarter of 2002, Canned's revenues are recognized using the percentage of completion method. Canned's projects are typically short term in nature, generally spanning less than 90 days.

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

         The Company has reduced its deferred tax assets to an amount that the Company believes is more likely than not to be realized, which was $0 at December 31, 2002 and March 31, 2003. In so doing, the Company has estimated future taxable losses in determining the valuation allowance. In the event that actual results differ from these estimates or these estimates are adjusted in future periods, the Company may need to modify its valuation allowance which could materially affect its financial position and results of operations.

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

OVERVIEW OF OPERATIONS

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

         The Company's equity based compensation expense is comprised of amortization of the deferred compensation associated with the grant of stock options to the Board and the former President and Chief Executive Officer. Such cost is measured as the difference between the exercise price of options granted and the fair market value of the underlying stock on the date of measurement, and is being recognized as expense over the vesting period of the options. The Company incurred approximately $90,000 and $131,000 in equity based compensation expense during the three months ended March 31, 2003 and 2002, respectively.

ACQUISITIONS AND DIVESTITURES

         The Company evaluated acquisitions based on numerous quantitative and qualitative factors. Quantitative factors include historical and projected revenues and profitability, geographic coverage and backlog of projects under contract. Qualitative factors include strategic and cultural fit, management skills, customer relationships and technical proficiency.

         INSYS. On November 8, 2001 the Company sold a 51% voting interest in InSys, a wholly-owned subsidiary, to a member of its management team in exchange for $50,000 and concurrently forgave approximately $400,000 of advances to InSys. In addition, the Company loaned InSys $100,000 evidenced by a promissory note. This note bears interest at a rate equal to the London Interbank Offer Rate plus 2%.

         RAND INTERACTIVE CORPORATION. On November 2, 2001 the Company sold all of the issued and outstanding shares of RAND, a wholly-owned subsidiary, to a member of its management team in exchange for 375,039 shares of Common Stock, and a warrant to purchase such amount of shares of RAND common stock that equals, at the time of exercise, 30% of the issued and outstanding shares of RAND common stock on a fully diluted basis. The warrant has an aggregate exercise price of $1.00, is exercisable upon the occurrence of certain events and expires on November 3, 2013.

         IGUANA. In connection with the acquisition of Iguana in March 2001, 2,300,000 shares of the Company's common stock were placed in escrow. The related contingency period expired in July 2002, and the fair value of such shares was included in the aggregate purchase price. As of December 31, 2001 all employees of Iguana had been terminated, and the subsidiary's operating activities had ceased. The remaining net book value of Iguana intangibles was $0. Accordingly, the Company recorded additional impairment charges in July 2002 totaling $69,000 representing the fair value of such shares.

         CANNED. On June 12, 2001, the Company acquired Papke-Textor, Inc. d/b/a Canned Interactive, a Los Angeles based media and entertainment interactive agency, for approximately $1,100,000 in cash, including acquisition costs, and 6,436,552 shares of Common Stock, valued at approximately $1,000,000. The business combination was accounted for using the purchase method of accounting.

         Also in connection with the acquisition of Canned, $200,000 in cash and 715,172 shares of the Company's common stock were placed in escrow. The related contingency period expired in December 2002, at which time the cash and the then fair value of the shares, totaling $214,000, was included in the aggregate purchase price.

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

THREE MONTHS ENDED MARCH 31, 2002 COMPARED TO THREE MONTHS ENDED MARCH 31, 2003

REVENUES. Revenues decreased from $739,000 in the three months ended March 31, 2002 to $708,000 in the three months ended March 31, 2003. This decrease is a result of unfavorable market conditions for the Company's services.

COST OF REVENUES. Cost of revenues consists principally of costs directly incurred in the delivery of services to clients, primarily consisting of compensation of billable employees. Billable employees are full time employees and sub-contractors whose time spent working on client projects is charged to that client at agreed-upon rates. Billable employees are our primary source of revenue. Such costs increased from $281,000 in the three months ended March 31, 2002 to $354,000 in the three months ended March 31, 2003, or 50% of revenues. The increase is a result of unfavorable market conditions for the Company's services, which required the Company to accept lower margins in exchange for new client opportunities.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses consist primarily of compensation and related benefits, professional services fees, facilities costs, and advertising and promotional costs. Selling, general and administrative expenses increased from $1,070,000 in the three months ended March 31, 2002 to $1,313,000 in the three months ended March 31, 2003. This increase was primarily a result of establishing a full valuation allowance for the remaining principal balance of certain notes receivable, totalling $473,000, as a result of management's reassessment of the likelihood of future collection. The increase was partially offset by decreased professional services fees over the prior period and a decreased number of employees, resulting in decreased compensation.

EQUITY IN LOSSES AND IMPAIRMENT OF INVESTMENTS IN UNCONSOLIDATED AFFILIATES. Equity in losses and impairment of investments in unconsolidated affiliates was $322,000 in the three months ended March 31, 2002 and $63,000 in the three months ended March 31, 2003. Equity in losses of unconsolidated affiliates is a result of the Company's minority ownership in Broadstream, NetPro and InSys that have been accounted for under the equity method of accounting. Under the equity method of accounting, the Company's proportionate share, calculated on an as-if-converted basis, of the investee's operating losses and amortization of the Company's net excess investment over its equity in the investee's net assets is included in equity in losses of unconsolidated affiliates. Impairment of investments in unconsolidated affiliates is a result of the cessation of NetPro's and LiveSky's operations in 2002. The Company evaluated the recoverability of its investments in light of the carrying values relative to future cash flows and, as a result of this analysis, in 2002 the Company recorded impairment charges that reduced the remaining NetPro and Livesky investment balances to $0.

INTEREST AND DIVIDEND INCOME. Interest and dividend income was $150,000 in the three months ended March 31, 2002 and $57,000 in the three months ended March 31, 2003. The decrease in interest and dividend income for the three months ended March 31, 2003 was attributable to a decrease in the Company's notes receivable as a result of repayment. Interest income in future periods may fluctuate as a result of the average cash the Company maintains and changes in the market rates of the Company's cash equivalents. The Company's average cash balance may continue to decrease as the Company continues to incur operating losses.

INCOME TAXES. The Company has available estimated net operating loss carryforwards for income tax purposes of approximately $22,000,000 through the period ended December 31, 2002, which expire on various dates from 2002 through 2022. A full valuation allowance has been established due to uncertainty as to whether the Company will generate sufficient taxable earnings to utilize the available net operating loss carryforwards. A portion of the Company's net operating loss carryforwards may also be limited due to significant changes in ownership under Section 382 of the Tax Reform Act of 1986.

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

WORKING CAPITAL AND RESULTS OF OPERATIONS

The Company had $8,484,000 in cash and cash equivalents available as of March 31, 2003, invested predominantly in instruments that are highly liquid, investment grade securities that have maturities of less than 45 days.

Beginning in the third quarter of 2001, in response to continued unfavorable market conditions for its services, the Company embarked on a review of its operations with the goal of formulating a course of action to minimize near term losses, capital expenditures and reduce cash outflows. As of March 31, 2003, the Company has a single operating subsidiary, a limited number of employees and has significantly reduced fixed expenses. During the three months ended March 31, 2003, the Company used $423,000 to fund operations.

The Company's future contractual obligations at March 31, 2003 were as follows:

                 Amounts Due in Fiscal Year Ending December 31,

                                                                       2007 and
                                 2003      2004     2005      2006   Thereafter
                                ------    ------   ------    ------  ----------
                                                (in thousands)

Operating leases............    $  598    $  184   $   46    $   --    $  --
Capital Leases..............        79        31        4        --       --
Involuntary termination.....       118        --       --        --       --
                                ------    ------   ------    ------    -----
                                $  795    $  215   $   50    $   --    $  --
                                ======    ======   ======    ======    =====


         The Company intends to fund these obligations from its cash on hand at March 31, 2003.

In January, 2003, the Company sold its shares of Excelsior common stock and the Excelsior warrant to Sunshine III, LLC for total consideration of approximately $648,000 in cash. Also in January, 2003 the $4,708,000 note from Excelsior was repaid in full, together with related accrued interest totaling $142,000.

         Given the Company's current level of operations, the Company's capital resources are sufficient to meet anticipated cash needs for working capital and capital expenditures relating to existing operations for at least the next 12 months. However, the Company continues to review suitable business opportunities. If a business is found, the plan of liquidation and dissolution adopted by the Board is abandoned and the Company's operations require significant cash outlays to fund operations, the Company may be required to seek additional sources of financing or to sell certain assets.

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

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

         Certain statements contained in this Quarterly Report on Form 10-Q, including information with respect to the Company's future business plans, constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements, subject to a number of risks and uncertainties that could cause actual results to differ significantly from those described in this report. These forward-looking statements include statements regarding, among other things, the Company's business strategy and operations, future plans, future prospects, financial position, anticipated revenues or losses and projected costs, and objectives of management. Without limiting the foregoing, the words "may," "will," "should," "anticipates," "believes," "plans," "expects" and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the results of the Company to differ materially from those indicated by such forward-looking statements. These factors include, but are not limited to, those set forth in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002, under Part I, Item 1.A "Risk Factors."


ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary objective of the Company's investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, the Company maintains its portfolio of cash, cash equivalents and money market funds.

As of March 31, 2003, the Company held cash and cash equivalents with an average maturity of 45 days or less.


ITEM 4 - CONTROLS AND PROCEDURES

         (a) The President, Chief Executive Officer and Chief Financial Officer of the Company has concluded, based on his evaluation as of a date within 90 days prior to the date of the filing of this quarterly report on Form 10-Q for the fiscal quarter ended March 31, 2003, that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities

Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's (the "SEC") rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company's management, including the President, Chief Executive Officer and Chief Financial Officer of the Company, as appropriate, to allow timely decisions regarding required disclosure.

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

99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         (b) The following report on Form 8-K was filed with the SEC during the first quarter of 2003:

                  (i) On January 17, 2003 reporting matters under Item 5, Other Events, and Item 7, Financial Statements and Exhibits.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         Dated: May 14, 2003


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

Date: May 14, 2003



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

Date: May 14, 2003


/s/ William Avery
-----------------------------
William Avery
Chief  Financial Officer