Form 10-Q
period 2003-06-30
CHANGE TECHNOLOGY PARTNERS INC
filed 2003-08-14
CIK 356591

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarter ended June 30, 2003

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

The number of shares of the issuer's common stock outstanding on August 11, 2003 was approximately 182,003,919.

                                TABLE OF CONTENTS


                         PART I - FINANCIAL INFORMATION

ITEM 1 - CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS...................2

         Consolidated Balance Sheets as of June 30, 2003 (unaudited)
         and December 31, 2002.................................................2

         Consolidated Statements of Operations for the three
         months ended June 30, 2003 and 2002 (unaudited).......................3

         Consolidated Statements of Operations for the six
         months ended June 30, 2003 and 2002 (unaudited).......................4

         Consolidated Statements of Stockholders' Equity for the six
         months ended June 30, 2003 (unaudited)................................5

         Consolidated Statements of Cash Flows for the six
         months ended June 30, 2003 and 2002 (unaudited).......................6

         Notes to Unaudited Interim Condensed Consolidated
         Financial Statements..................................................7

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS............................................21

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK ..........29

ITEM 4 - CONTROLS AND PROCEDURES..............................................29


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

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..................31

ITEM 5 - OTHER INFORMATION....................................................31

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K.....................................31

ITEM 7 - SIGNATURES...........................................................36

                        CHANGE TECHNOLOGY PARTNERS, INC.
                                AND SUBSIDIARIES


                          PART I. FINANCIAL INFORMATION

ITEM 1 - CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS:

                        CHANGE TECHNOLOGY PARTNERS, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
               (in thousands, except share and per share amounts)

4                                                                                 JUNE 30,           DECEMBER 31,
                                                                                   2003                 2002
                                                                           -----------------------------------------
                                                                                (Unaudited)
ASSETS
Cash and cash equivalents............................................         $     7,252           $     2,944
Related party receivable.............................................                 115                   194
Other Receivable.....................................................                 300                   318
Notes receivable.....................................................                  --                 4,926
Prepaid expenses and other current assets............................                 842                   672
Current assets related to discontinued operations....................                  --                   465
                                                                           -----------------------------------------
                  Total current assets...............................               8,509                 9,519

Notes receivable, excluding current portion..........................                  --                   424
Investments in and loans to unconsolidated subsidiaries..............                  92                   449
Property and equipment, net..........................................                 140                   281
Goodwill related to discontinued operations..........................                  --                 1,782
Long term assets related to discontinued operations..................                  --                   155
Other assets.........................................................                  --                   123
                                                                           -----------------------------------------
                  Total assets.......................................         $     8,741           $    12,733
                                                                           =========================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable.....................................................         $       257           $       123
Accrued expenses.....................................................                 344                   580
Capital lease obligation.............................................                  23                    70
Liabilities related to discontinued operations, net..................                  --                   333
                                                                           -----------------------------------------
                  Total current liabilities..........................                 624                 1,106

Capital lease obligation, less current portion.......................                   4                     8
                                                                           -----------------------------------------
                  Total liabilities..................................                 628                 1,114

Stockholders' equity:
Preferred stock:
     Series A - $.06 per share cumulative, convertible share-for-share into common stock; $.10 par value; 500,000 shares authorized, 645 shares issued and outstanding at June 30, 2003 and December 31, 2002, with an aggregate
     liquidation preference of $1....................................                  --                    --
Common stock:
     $.01 par value; 500,000,000 shares authorized, 177,503,920 and
     182,003,920 shares issued and outstanding at June 30, 2003 and
     December 31, 2002, respectively.................................               1,775                 1,820
Additional paid-in capital...........................................              94,334                94,369
Deferred compensation................................................                 (88)                 (268)
Accumulated deficit..................................................             (87,908)              (84,302)
                                                                           -----------------------------------------
                  Total stockholders' equity.........................               8,113                11,619
                                                                           -----------------------------------------
                  Total liabilities and stockholders' equity.........         $     8,741           $    12,733
                                                                           =========================================

See accompanying notes to unaudited condensed consolidated interim financial statements.

                        CHANGE TECHNOLOGY PARTNERS, INC.
                                AND SUBSIDIARIES

                 Unaudited Consolidated Statements of Operations
               (in thousands, except share and per share amounts)

                                                                            THREE MONTHS ENDED
                                                                                  JUNE 30,
                                                                            2003            2002
                                                                      -------------    -------------
Operating expenses:
     General and administrative expenses, exclusive of equity based
       compensation of $90 and $132, respectively .................   $         516    $       1,173
     Equity based compensation ....................................             180              132
     Severance, exclusive of equity based compensation of $90 .....             140               --
                                                                      -------------    -------------
                  Loss from operations ............................            (836)          (1,305)

Other income (expense):
     Interest and dividend income .................................              13              257
     Equity in losses and impairment of investments in
         unconsolidated affiliates ................................             (44)            (260)
                                                                      -------------    -------------
     Total other income (expense) .................................             (31)              (3)
                                                                      -------------    -------------
                  Net loss from continuing operations .............            (867)          (1,308)
     Loss from discontinued operations (including loss on
         disposal), net ...........................................          (1,967)             (44)
                                                                      -------------    -------------
                  Net loss ........................................          (2,834)          (1,352)
                                                                      =============    =============
Weighted average common shares outstanding,
     basic and diluted ............................................     181,979,058      179,048,437
                                                                      =============    =============
Basic and diluted net loss per common share from continuing
     operations....................................................           (0.01)           (0.01)
Basic and diluted net loss per common share from discontinued
     operations....................................................           (0.01)           (0.00)
                                                                      -------------    -------------
Basic and diluted net loss per common share........................           (0.02)           (0.01)
                                                                      =============    =============

See accompanying notes to unaudited condensed consolidated interim financial statements.

                        CHANGE TECHNOLOGY PARTNERS, INC.
                                AND SUBSIDIARIES

                 Unaudited Consolidated Statements of Operations
               (in thousands, except share and per share amounts)

                                                                            SIX MONTHS ENDED
                                                                                  JUNE 30,
                                                                            2003            2002
                                                                      -------------    -------------
Operating expenses:
     General, and administrative expenses, exclusive of equity
         based compensation of $180 and $263, respectively..........  $       1,545    $       1,922
     Equity based compensation......................................            270              263
     Severance, exclusive of equity based compensation of $90.......            140               --
                                                                      -------------    -------------
                  Loss from operations..............................         (1,955)          (2,185)

Other income (expense):
     Interest and dividend income...................................             69              407
     Equity in losses and impairment of investments in
         unconsolidated affiliates..................................           (107)            (582)
     Realized gain on sale of Excelsior stock and warrants..........            286               --
                                                                      -------------    -------------
     Total other income (expense)...................................            248             (175)
                                                                      -------------    -------------
                  Net loss from continuing operations...............         (1,707)          (2,360)
     Loss from discontinued operations (including loss on
         disposal), net.............................................         (1,899)              88
                                                                      -------------    -------------
                  Net loss..........................................  $      (3,606)   $      (2,272)
                                                                      =============    =============

Weighted average common shares outstanding,
     basic and diluted..............................................    181,979,058      179,023,094
                                                                      =============    =============

Basic and diluted net loss per common share from continuing
     operations.....................................................  $       (0.01)   $       (0.01)

Basic and diluted net loss per common share from discontinued
     operations.....................................................          (0.01)           (0.00)
                                                                      -------------    -------------
Basic and diluted net loss per common share.........................  $       (0.02)   $       (0.01)
                                                                      =============    =============

See accompanying notes to unaudited condensed consolidated interim financial statements.

                        CHANGE TECHNOLOGY PARTNERS, INC.
                                AND SUBSIDIARIES


            Unaudited Consolidated Statement of Stockholders' Equity
                         Six Months Ended June 30, 2003
                      (in thousands, except share amounts)

                                     SERIES A                                                                              TOTAL
                                  PREFERRED STOCK        COMMON STOCK     ADDITIONAL PAID    DEFERRED     ACCUMULATED  STOCKHOLDERS'
                                  SHARES   AMOUNT     SHARES      AMOUNT    IN CAPITAL     COMPENSATION     DEFICIT        EQUITY
                                  ------   ------     ------      ------  ---------------  ------------   -----------  -------------
Balance at December 31, 2002.....   645   $  --   182,003,920   $ 1,820     $ 94,369        $ (268)      $ (84,302)      $ 11,619

Common stock received as
     consideration for Canned....    --      --    (4,500,000)      (45)        (125)           --              --           (170)

Modification of former Chief
     Executive Officer's options.    --      --            --        --           90            --              --             90

Amortization of deferred
    compensation.................    --      --            --        --           --           180              --            180

Net loss.........................    --      --            --        --           --            --          (3,606)        (3,606)
                                  -----   -----   -----------   -------     --------        ------       ---------       --------

Balance at June 30, 2003
     (unaudited).................   645   $  --   177,503,920   $ 1,775     $ 94,334        $  (88)      $ (87,908)      $  8,113
                                  =====   =====   ===========   =======     ========        ======       =========       ========

See accompanying notes to unaudited condensed consolidated interim financial statements.

                        CHANGE TECHNOLOGY PARTNERS, INC.
                                AND SUBSIDIARIES


                 Unaudited Consolidated Statements of Cash Flows
                                 (in thousands)

                                                                            SIX MONTHS ENDED
                                                                                  JUNE 30,
                                                                            2003            2002
                                                                      -------------    -------------
Cash flows from operating activities:
     Net loss.........................................................$      (3,606)   $      (2,272)
     Adjustments to reconcile net loss to net cash used in
         operating activities:
         Depreciation.................................................          141              141
         Equity based compensation....................................          270              263
         Equity in losses of unconsolidated subsidiary................          107              155
         Accretion of loan discount...................................           --              (54)
         Impairment loss..............................................           --              427
         Accrued interest on notes receivable.........................           (8)            (233)
         Receipt of accrued interest on notes receivable..............          166               48
         Gain on sale of Excelsior stock and warrant..................         (286)              --
         Valuation allowance on notes receivable......................          473               --
         Discontinued operations, net.................................         (159)             (88)
         Loss on disposal of discontinued operations..................        2,058               --
     Changes in operating assets and liabilities, net of
         acquisitions:
         Related party receivable.....................................           79               27
         Receivable from Canned.......................................           18             (140)
         Prepaid expenses and other assets............................         (159)             140
         Accounts payable and accrued liabilities.....................         (102)            (436)
                                                                      -------------    -------------
                  Net cash used in operating activities...............       (1,008)          (2,022)

Cash flows from investing activities:
     Cash paid for notes receivable...................................           --           (4,708)
     Principle payments - received....................................        4,719               25
     Sale of Excelsior investment and warrant.........................          648               --
     Cash paid for cost method investments and acquisitions,
         net of cash acquired.........................................           --             (278)
                                                                      -------------    -------------
                  Net cash used in investing activities...............        5,367           (4,961)

Cash flows from financing activities:
     Principal payments under capital leases..........................          (51)             (52)
                                                                      -------------    -------------
                  Net cash used in financing activities...............          (51)             (52)
                  Net increase (decrease) in cash and cash
                  equivalents.........................................$       4,308    $      (7,035)

Cash and cash equivalents at beginning of period......................$       2,944    $       8,702
                                                                      -------------    -------------
Cash and cash equivalents at end of period............................$       7,252    $       1,667
                                                                      =============    =============

See accompanying notes to unaudited condensed consolidated interim financial statements.

                        CHANGE TECHNOLOGY PARTNERS, INC.
                                AND SUBSIDIARIES

     Notes to Unaudited Condensed Consolidated Interim Financial Statements
                                  June 30, 2003
                        (in thousands, except share data)


(1)      DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Arinco Computer Systems Inc., the predecessor of the Company and its subsidiaries, (the "Company"), was incorporated on March 31, 1978; however, the Company formally commenced implementation of its plan to provide professional consulting services on June 15, 2000. The Company provided a broad range of professional consulting services, including e-services and technology strategy, online branding, web architecture and design, systems integration, systems architecture and outsourcing. The Company has served clients throughout the United States and, as of June 30, 2003, has offices in Connecticut. During the year ended December 31, 2001, the Board of Directors voted to divest the Company of a majority of its then existing operations.

At June 30, 2003, the Company's sole consolidated subsidiary is:

         o Iguana Studios, Inc. (which has limited continuing operating activities)

Based on the Company's assessment of the opportunities in the radio business, in 2001 the Board of Directors decided to merge with Franklin Capital Corporation and jointly develop and acquire network radio programming and sales and syndication businesses. On December 4, 2001 the Company entered into an agreement and plan of merger with Franklin Capital. On July 1, 2002, the Company received a notice of termination from Franklin Capital terminating the proposed merger.

On September 30, 2002, the Board of Directors announced the adoption of a plan of liquidation and dissolution in order to maximize stockholder value and noted that if no suitable business opportunities became available to it, subject to stockholder approval, it would commence liquidation in 2003. However, the plan permits the Board of Directors to amend, modify or abandon the plan, notwithstanding stockholder approval, if the Board determines doing so would be in the best interests of the Company and its stockholders.

On June 17, 2003, the individual filling the roles of President, Chief Executive Officer and Chief Financial Officer of the Company resigned. The former executive had an employment agreement dated September 17, 2001 governing the terms and conditions of his employment. On June 17, 2003, the Company and such former executive entered into a separation agreement and general release (the "Separation Agreement"). The Company will pay the former executive the severance he is entitled to under the Separation Agreement, totaling $140, and has recorded a charge in the Statement of Operations for the three months ended June 30, 2003 for the value of expected payments and benefits payable to the former executive.

The Company announced on June 18, 2003 that it signed a Letter of Intent (the "Letter of Intent") with Neurologix, Inc. ("Neurologix") to merge a newly-formed, wholly-owned subsidiary of the Company with and into Neurologix, with Neurologix surviving as a wholly-

                        CHANGE TECHNOLOGY PARTNERS, INC.
                                AND SUBSIDIARIES

     Notes to Unaudited Condensed Consolidated Interim Financial Statements
                                  June 30, 2003
                        (in thousands, except share data)


owned subsidiary of the Company (the "Merger"). In the event the Merger is consummated, the Company expects to abandon the plan of liquidation and dissolution. If the Merger is not consummated, the Company expects to pursue the plan of liquidation and dissolution previously adopted.

On June 30, 2003, the Company sold to Textor Family Limited Partnership all of the issued and outstanding shares of capital stock of Papke-Textor, Inc. d/b/a Canned Interactive ("Canned").

INTERIM RESULTS

The accompanying unaudited consolidated balance sheet as of June 30, 2003, the unaudited consolidated statements of operations and cash flows for the periods ended June 30, 2003 and 2002, and the unaudited consolidated statement of stockholders' equity as of June 30, 2003 have been prepared by the Company. In the opinion of management, the accompanying condensed consolidated financial statements have been prepared on the same basis as the annual audited financial statements and contain all adjustments, which include only normal recurring adjustments, considered necessary for a fair presentation of the Company's financial position, results of operations and cash flows at the dates and for the periods presented in conformity with accounting principles generally accepted in the United States applicable to interim periods. Certain prior period amounts have been reclassified to conform to the current period's presentation.

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

While the Company believes that the disclosures presented are adequate to make the information not misleading, these condensed consolidated financial statements should be read in conjunction with the audited financial statements and related notes for the fiscal year ended December 31, 2002, which are contained in the Company's Annual Report on Form 10-K. As a result of the divestiture of Canned, the Company's last remaining revenue generating operation, the results for the six month period ended June 30, 2003 will not be indicative of the results to be expected for the full fiscal year or for any future periods.

                        CHANGE TECHNOLOGY PARTNERS, INC.
                                AND SUBSIDIARIES

     Notes to Unaudited Condensed Consolidated Interim Financial Statements
                                  June 30, 2003
                        (in thousands, except share data)


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

REVENUE RECOGNITION

Revenues are recognized for fixed price arrangements in the period services are rendered using the percentage-of-completion method, provided the Company has the ability to produce reasonably dependable estimates, collection of the resulting receivable is probable and no significant obligations remain. The cumulative impact of any revision in estimates of the cost to complete and losses on projects in process are reflected in the period in which they become known. Through September 30, 2002 the Company's revenues were recognized under the completed contract method of accounting as the Company did not have reasonably dependable estimates with respect to projects at its former subsidiary, Canned. Beginning in the fourth quarter of 2002, Canned's revenues were recognized using the percentage of completion method. Canned's projects were typically short term in nature, generally spanning less than 90 days.

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

In connection with the divestiture of Canned by the Company, revenues are now included in discontinued operations.

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

                        CHANGE TECHNOLOGY PARTNERS, INC.
                                AND SUBSIDIARIES

     Notes to Unaudited Condensed Consolidated Interim Financial Statements
                                  June 30, 2003
                        (in thousands, except share data)


In connection with the divestiture of Canned by the Company, such costs are now included in discontinued operations.

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

Had compensation cost for these awards been determined based on the fair value at the grant dates consistent with the method prescribed by SFAS No. 123, the Company's net loss would have been adjusted to the pro forma amounts indicated below:

                                                    THREE MONTHS ENDED     SIX MONTHS ENDED
                                                          JUNE 30,              JUNE 30,
                                                   -------------------   -------------------
                                                      2003       2002       2003       2002
                                                      ----       ----       ----       ----
Net loss, as reported ............................ $(2,834)   $(1,392)   $(3,606)   $(1,352)
Add back:  compensation expense related to stock
options, as reported .............................     180        132        270        263

Deduct:  compensation expense related to stock
options under fair value based method ............    (381)      (225)      (509)      (361)
                                                   -------    -------    -------    -------
Pro forma net loss ...............................  (3,035)    (1,445)    (3,845)    (1,450)

Basic and diluted net loss per share as reported..   (0.02)     (0.01)     (0.02)     (0.01)
Pro forma basic income loss per share.............   (0.02)     (0.01)     (0.02)     (0.01)

                        CHANGE TECHNOLOGY PARTNERS, INC.
                                AND SUBSIDIARIES

     Notes to Unaudited Condensed Consolidated Interim Financial Statements
                                  June 30, 2003
                        (in thousands, except share data)


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

The following securities were not included in the computation of diluted net loss per share because to do so would have had an antidilutive effect for the periods presented:

                                         JUNE 30,     JUNE 30,
                                           2003         2002
                                       ----------   ----------

Stock Options ......................   14,585,747    9,985,747
Warrants ...........................   25,856,252   25,856,252
Series A Convertible Preferred
     Stock..........................          645          645

As a result, the basic and diluted net loss per share is equal for all periods presented.

GOODWILL

Effective January 1, 2002, the Company adopted SFAS 142, "Goodwill and Intangible Assets." At January 1, 2002 the intangible assets consisted of goodwill and the subsumed workforce acquired in connection with the acquisition of the Company's former subsidiary, Canned. Management reviewed goodwill for impairment in the fourth quarter of each year or earlier if indicators of potential impairment exist. In connection with the sale of the Canned reporting unit in June 2003, goodwill totaling $1,782 was charged to loss on disposal of discontinued operations.

RECENT ACCOUNTING PRONOUNCEMENTS

In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS No. 146, which is effective prospectively for exit or disposal activities initiated after December 31, 2002, applies to costs associated with an exit activity, including restructurings, or with a disposal of long-lived assets. Those activities can include eliminating or reducing product lines, terminating employees and contracts and relocating plant facilities or personnel. SFAS No. 146 requires that exit or disposal costs are recorded as an operating expense when the liability is incurred and can be measured at fair value. Commitment

                        CHANGE TECHNOLOGY PARTNERS, INC.
                                AND SUBSIDIARIES

     Notes to Unaudited Condensed Consolidated Interim Financial Statements
                                  June 30, 2003
                        (in thousands, except share data)


to an exit plan or a plan of disposal by itself will not meet the requirement for recognizing a liability and the related expense under SFAS No. 146. SFAS No. 146 grandfathers the accounting for liabilities that were previously recorded under EITF Issue 94-3. Accordingly, SFAS No. 146 will have no effect on the exit costs recorded by the Company prior to December 31, 2002.

Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation" ("SFAS 148"), is an amendment to Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", and provides alternative methods of transition for an entity that voluntarily changes from the intrinsic value based method of accounting for stock-based employee compensation prescribed in APB No. 25 to the fair value method prescribed in SFAS 123. As permitted under SFAS 148, the Company has continued to apply the accounting provisions of APB No. 25, and to provide the annual pro forma disclosures of the effect of adopting the fair value method as required by SFAS
123. SFAS 148 also requires pro forma disclosure to be provided on a quarterly basis. The Financial Accounting Standards Board recently indicated that they will require stock-based employee compensation to be recorded as a charge to earnings beginning in 2004. The Company will continue to monitor their progress on the issuance of this standard, as well as evaluate the Company's position with respect to current guidance.

                        CHANGE TECHNOLOGY PARTNERS, INC.
                                AND SUBSIDIARIES

     Notes to Unaudited Condensed Consolidated Interim Financial Statements
                                  June 30, 2003
                        (in thousands, except share data)


(2)      INVESTMENTS IN AND LOANS TO UNCONSOLIDATED SUBSIDIARIES

The following summarizes the Company's ownership interests in unconsolidated subsidiaries accounted for under the equity method or cost method of accounting (in thousands):

                                                       Carrying Value
                                                  ---------------------------
                                                  June 30,  December 31, Cost
                                                    2003      2002      Basis
                                                    ----      ----      -----
Equity method investments:
     Broadstream.com Inc. ("Broadstream") .......   $   --   $   --   $7,100
     NetPro Holdings, Inc. ("NetPro") ...........       --       --      400
     InSys LLC ("InSys") ........................       14      121      323

Cost method investments:
     Livesky, Inc. ("Livesky") ..................       --       --      125
     Excelsior Radio Networks, Inc. ("Excelsior")       --      250      250
     Alacra, Inc. ("Alacra") ....................       78       78       78
                                                    ------   ------   ------
Total investments ...............................   $   92   $  449   $8,276
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

                        CHANGE TECHNOLOGY PARTNERS, INC.
                                AND SUBSIDIARIES

     Notes to Unaudited Condensed Consolidated Interim Financial Statements
                                  June 30, 2003
                        (in thousands, except share data)


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

On January 10, 2002, the Company invested an additional $100 in NetPro Series B-1 stock, and on March 7, 2002 the Company invested a final $100 in NetPro Series B-1 stock. On March 14, 2002, the board of directors of NetPro voted to suspend all of NetPro's business operations and immediately terminate substantially all of its employees due to NetPro's loss of significant clients and associated revenues. The Company has no obligation to provide additional funding to

                        CHANGE TECHNOLOGY PARTNERS, INC.
                                AND SUBSIDIARIES

     Notes to Unaudited Condensed Consolidated Interim Financial Statements
                                  June 30, 2003
                        (in thousands, except share data)


NetPro. As a result of this action, the Company evaluated the recoverability of this investment by comparison of its carrying value relative to estimated future cash flows. As a result of this analysis, the Company recorded an impairment charge to reduce the remaining investment balance to $0. The Company's proportionate share of net loss, and impairment charge, for the six months ended June 30, 2003, totaling $0, is included in equity in losses and impairment of investments in unconsolidated affiliates in the accompanying statement of operations.

INVESTMENT IN AND NOTE RECEIVABLE FROM EXCELSIOR RADIO NETWORKS

The Company made two investments in 2001 and one in the first quarter of 2002 in Excelsior Radio Networks, Inc. (f/k/a eCom Capital, Inc.), a subsidiary of Franklin Capital, which produces, syndicates and distributes radio programs and related services. The Company purchased a promissory note and warrant for $2,250 from Excelsior in August 2001 and in December 2001 purchased 250,000 common shares of Excelsior from Franklin Capital for $250. In April 2002 the Company purchased an additional promissory note from Excelsior for $4,708 in conjunction with the purchase by Excelsior of Dial Communication Group Inc. and Dial Communications Group LLC. The $2,250 promissory note was paid in full, together with related accrued interest, on October 1, 2002. The $4,708 note was repaid in full, together with related accrued interest, on January 21, 2003.

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

                        CHANGE TECHNOLOGY PARTNERS, INC.
                                AND SUBSIDIARIES

     Notes to Unaudited Condensed Consolidated Interim Financial Statements
                                  June 30, 2003
                        (in thousands, except share data)


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

The Company's retained equity interest and note receivable, net of the Company's pro rata share of InSys' net losses absorbed during the period from November 8, 2001 to December 31, 2001, totaled $312. The Company's pro rata share of InSys' net loss for the six months ended June 30, 2003 and 2002 totaled $107 and $155, respectively, which is included in equity in losses and impairment of investments in unconsolidated affiliates in the accompanying statement of operations.

On June 17, 2003, in connection with the resignation of the Company's Chief Executive Officer, the Company entered into an agreement to transfer its interest in InSys to the former executive, contingent upon the approval of the other member of InSys. Upon receipt of such approval, the then book value of InSys will be charged to severance expense.

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

                        CHANGE TECHNOLOGY PARTNERS, INC.
                                AND SUBSIDIARIES

     Notes to Unaudited Condensed Consolidated Interim Financial Statements
                                  June 30, 2003
                        (in thousands, except share data)


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

ACQUISITION AND DIVESTITURE OF PAPKE-TEXTOR, INC.

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

On June 30, 2003, the Company sold all of the issued and outstanding shares of Canned to a limited partnership of which Canned's managing director is the general partner. Consideration paid to the Company consisted of 4,500,000 shares of the Company's common stock with a fair market value of $170. As a result of this divestiture, the Company recognized a loss of $274.

                        CHANGE TECHNOLOGY PARTNERS, INC.
                                AND SUBSIDIARIES

     Notes to Unaudited Condensed Consolidated Interim Financial Statements
                                  June 30, 2003
                        (in thousands, except share data)


Additionally, the Company recognized an impairment charge of $1,782, which is included in discontinued operations, to reduce the carrying amount of the Company's goodwill ascribed to its single reporting unit to zero.

The results of operations for Canned, including the loss on sale and goodwill impairment in 2003, are reported as discontinued operations for all periods presented. The accompanying consolidated Statements of Operations for the three and six month periods ending June 30, 2002 were restated to reflect such classification. Revenues included in discontinued operations were $839 and $594 for the three months ended June 30, 2003 and 2002, respectively, and $1,547 and $1,333 for the six months ended June 30, 2003 and 2002, respectively. Net income
(loss) of Canned included in discontinued operations was $91 and ($44) for the three months ended June 30, 2003 and 2002, respectively, and $159 and $88 for the six months ended June 30, 2003 and 2002, respectively. Additionally, Canned's assets and liabilities were classified as discontinued operations in the accompanying consolidated Balance Sheet as of December 31, 2002.

At June 30, 2003, there was a remaining receivable balance of $300, which was subsequently repaid by Canned. This amount is included in other receivables in the accompanying Balance Sheet.

(4)      NOTES RECEIVABLE

In April 2001, the Company loaned two consultants an aggregate of $500. The full recourse promissory notes, with initial principal amounts of $350 and $150, respectively, accrue interest at the rate of 7.25% per annum. Payments are due in various installments of principal plus accrued interest commencing on April 25, 2002 and continuing annually thereafter through April 25, 2006. During the second quarter of 2003, the Company received installment payments, totaling $36. This amount was less than the $86 due in that period. As a result of the underpayment and management's assessment of the likelihood of future collection, the Company established a valuation allowance for the remaining principal amount of the notes totaling $473.

(5)      COMMITMENTS AND CONTINGENCIES

In July 2001, the Board of Directors terminated the employment of the Company's then President and Chief Executive Officer. The former executive had an employment agreement dated August 21, 2000 that provided for severance benefits. As of June 30, 2003, the Company has paid the former executive the full severance he is entitled to under his employment agreement; the related obligation totaled $0 at June 30, 2003.

On June 17, 2003, the individual filling the roles of President, Chief Executive Officer and Chief Financial Officer of the Company resigned and entered into the Separation Agreement with the Company. The former executive had an employment agreement dated September 17, 2001

                        CHANGE TECHNOLOGY PARTNERS, INC.
                                AND SUBSIDIARIES

     Notes to Unaudited Condensed Consolidated Interim Financial Statements
                                  June 30, 2003
                        (in thousands, except share data)


governing the terms and conditions of his employment. The Company will pay the former executive the severance he is entitled to under the Separation Agreement, totaling $140, and has recognized a charge in the Statement of Operations for the three months ended June 30, 2003 for the value of expected payments and benefits payable to the former executive (See Note 6).

OPERATING LEASES

The Company leases its facilities under operating lease agreements. The following are the future minimum lease payments under non-cancelable leases as of June 30, 2003:

        Period Ended December 31,               Operating          Capital
-------------------------------------------------------------------------------
2003.....................................    $        229       $         17
2004.....................................              --                 10
Thereafter...............................              --                 --
                                             -------------------------------
Total Lease  Obligation..................    $        209                 27
Amount Representing Interest.............                                 --
                                                                ------------
                                                                          27
Current Portion..........................                                 23
                                                                ------------
Long Term Portion........................                       $          4
                                                                ============

Total minimum lease payments, above, have not been reduced for future minimum sublease rentals totaling approximately $103.

As a result of the Company's divestiture of certain operations, employee terminations and terminated business combination, the Company evaluated its alternatives with respect to its contractual obligations concerning leased facilities. As of June 30, 2002, the Company determined that certain facilities had no substantive future use or benefit to the Company. The Company accrued the remaining costs relating to these leases, net of sublease income, in the second quarter of 2002. At June 30, 2003, $106 of this amount remained.

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

                        CHANGE TECHNOLOGY PARTNERS, INC.
                                AND SUBSIDIARIES

     Notes to Unaudited Condensed Consolidated Interim Financial Statements
                                  June 30, 2003
                        (in thousands, except share data)


In August, 2002 the Company's shareholders approved the grant to the former Chief Executive Officer of an option to purchase 6,000,000 shares of the Company's common stock. Under the Separation Agreement entered into in connection with such former Chief Executive Officer's resignation on June 17, 2003, such options, together with 3,000,000 previously granted, were immediately vested and may be exercised at any time on or before March 31, 2005. As a result of this modification to the terms of the options, the Company has recorded a charge of $90. This amount is included in stock-based compensation in the accompanying Statement of Operations for the period ended June 30, 2003.

(7)      RELATED PARTY TRANSACTIONS

During the six months ended June 30, 2003, the Company incurred legal fees in connection with certain transactions and other matters in the normal course of business. A portion of these services were provided by a firm of which a former member of the Board of Directors is a partner. Such former member of the Board of Directors resigned on June 12, 2003. Fees incurred by this firm totaled approximately $148 in the six months ended June 30, 2003.

During the three months ended March 31, 2002, the Company incurred management and investment advisory service fees in connection with identifying, evaluating, negotiating, and managing investment opportunities for the Company. These services were provided by a firm of which the former President and Chief Executive Officer of the Company was previously affiliated. Such former President and Chief Executive Officer of the Company resigned on June 17, 2003. Fees incurred by the Company to this firm totaled $75 in the three months ended March 31, 2002. As of June 30, 2002, the Company no longer utilizes this firm to perform any services for the Company. Additionally, this firm occupies a portion of the Company's office space in Connecticut, for which it pays rent at an amount which approximates fair market value. Such payments to the Company totaled $156 and $115 during the six months ended June 30, 2003 and 2002, respectively. Furthermore, the firm was indebted to the Company in the amount of $115 and $194 at June 30, 2003 and December 31, 2002, respectively, for its pro rata share of certain leasehold improvements and rental payments due, which are reflected in the Related Party Receivable in the accompanying Balance Sheet.

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

         Prior to the divestiture of Canned, the Company derived its revenues from services performed under one of two pricing arrangements:
time-and-materials or fixed-price. The services performed under either of these arrangements were substantially identical.

         Revenues were recognized for fixed-price arrangements in the period services were rendered using the percentage-of-completion method, based on the percentage of costs incurred to date to total estimated projects costs, provided the Company had the ability to produce reasonably dependable estimates, collection of the resulting receivable was probable and no significant obligations remained. The cumulative impact of any revision in estimates of the cost to complete and losses on projects in process were reflected in the period in which they became known. Through September 30, 2002 the Company's revenues were recognized under the completed contract method of accounting as the Company did not have reasonably dependable estimates with respect to projects at the Company's former subsidiary, Canned. Beginning in the fourth quarter of 2002, Canned's revenues were recognized using the percentage of completion method. Canned's projects were typically short term in nature, generally spanning less than 90 days.

         Revenues were recognized for time-and-materials based arrangements in the period when the underlying services were rendered, provided collection of the resulting receivable was probable and no significant obligations remained.

         Provisions for estimated project specific losses on both types of contracts were made during the period in which such losses became probable and could be estimated. To date, such losses have not been significant. The Company reports revenue net of reimbursable expenses.

         Any estimation process, including that used in preparing contract accounting models, involves inherent risk. The Company reduced the inherent risk relating to revenue and cost estimates in percentage-of-completion models through corporate policy, approval and monitoring processes. Risks relating to service delivery, productivity and other factors were considered in the estimation process. For all client contracts, provisions for estimated losses on individual contracts were made in the period in which the loss first became apparent.

         The Company maintained allowances for doubtful accounts for estimated losses resulting from the inability of customers to make payments. If the financial condition of the Company's customers deteriorated, resulting in the customers' inability to make payments, additional allowances were required. Additionally, the Company assesses the need for provisions for estimated uncollectible amounts with respect to its loans receivable resulting from the inability of an issuer to make payments when they become due. The Company bases this estimate on the financial condition of the issuer, trends in its results of operations or other changes in circumstances. If the financial condition of an issuer deteriorates, resulting in such issuer's inability to fulfill its obligation under the promissory note evidencing such a loan, additional allowances will be required.

         The Company has reduced its deferred tax assets to an amount that the Company believes is more likely than not to be realized, which was $0 at December 31, 2002 and June 30, 2003. In so doing, the Company has estimated future taxable losses in determining the valuation allowance. In the event that actual results differ from these estimates or these estimates are adjusted in future periods, the Company may need to modify its valuation allowance which could materially affect its financial position and results of operations.

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

         On September 30, 2002, the Board of Directors announced the adoption of a plan of liquidation and dissolution in order to maximize stockholder value and noted that if no suitable business opportunities became available to it, subject to stockholder approval, it would commence liquidation in 2003. However, the plan permits the Board of Directors to amend, modify or abandon the plan, notwithstanding stockholder approval, if the Board determines doing so would be in the best interests of the Company and its stockholders.

         On June 17, 2003, the individual filling the roles of President, Chief Executive Officer and Chief Financial Officer of the Company resigned. The former executive had an employment agreement dated September 17, 2001 governing the terms and conditions of his employment. Upon such former executive's resignation, the Company entered into the Separation Agreement. The Company will pay the former executive the severance he is entitled to under the Separation Agreement and has recorded a charge in the Statement of Operations for the three months ended June 30, 2003 for the value of expected payments and benefits payable to the former executive.

         The Company announced on June 18, 2003 that it signed a Letter of Intent in connection with its proposed Merger with Neurologix. In the event the Merger is consummated, the Company expects to abandon the plan of liquidation and dissolution. If the Merger is not consummated, the Company expects to pursue the plan of liquidation and dissolution previously adopted.

         On June 30, 2003, the Company sold to Textor Family Limited Partnership all of the issued and outstanding shares of capital stock of Canned. As a result of the divestiture, the Company has no continuing revenue generating operations.

OVERVIEW OF OPERATIONS

         Canned Interactive was the Company's sole revenue generating subsidiary from December 2001 through June 30, 2003. Canned is based in Los Angeles, California and designs and produces interactive media such as digital video discs (DVD) and web sites, primarily for entertainment, consumer goods, sports and technology companies.

         Most theatrical films, including new and library releases, are now released in DVD format. Canned designed interactive content for those titles, enriching the viewer experience and creating value for Canned's clients. Canned also used its design and technology skills to create and enhance web sites with interactive and streaming content.

         Agreements entered into in connection with time-and-materials projects were generally terminable by the client upon 30-days' prior written notice, and clients were required to pay the Company for all time, materials and expenses incurred by the Company through the effective date of termination. Agreements entered into in connection with fixed-price projects were generally terminable by the client upon payment for work performed and the next progress payment due.

         Canned's costs consisted primarily of compensation and related costs of personnel dedicated to customer assignments. Project personnel costs also included fees paid to subcontractors for work performed in connection with projects and non-reimbursed travel expenses.

         The Company's selling, general and administrative costs consist primarily of compensation and related costs of the management and administrative functions, including finance and accounting, marketing, human resources and internal information technology, the costs of the Company's facilities and other general corporate expenses.

         The Company's equity based compensation expense is comprised of amortization of the deferred compensation associated with the grant of stock options to the Board of Directors and a former President and Chief Executive Officer whose employment was terminated by the Board of Directors in July 2001. Such cost is measured as the difference between the exercise price of options granted and the fair market value of the underlying stock on the date of measurement, and is being recognized as expense over the vesting period of the options. Also included in equity based compensation is a charge, totaling $90,000, associated with the modification of the former Chief Executive's options upon his resignation in June 2003. The Company incurred approximately $270,000 and $263,000 in equity based compensation expense during the six months ended June 30, 2003 and 2002, respectively.

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

         On June 30, 2003, the Company sold all of the issued and outstanding shares of the capital stock of Canned to Textor Family Limited Partnership in exchange for 4,500,000 shares of the Company's common stock owned by Textor Family Limited Partnership, with a fair market value of $170. In connection with such sale, all Inter-Company Loans in excess of $300,000 were converted by the Company into equity of Canned without the issuance to the Company of any additional capital stock or the granting of any right to receive any additional equity in Canned. Additionally, the Company received $300,000 from Canned as payment in full of the outstanding Inter-Company Loans.

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

THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2002 COMPARED TO THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2003

REVENUES. In connection with the divestiture of Canned by the Company, revenues are now included in discontinued operations.

COST OF REVENUES. Cost of revenues consists principally of costs directly incurred in the delivery of services to clients, primarily consisting of compensation of billable employees. Billable employees are full time employees and sub-contractors whose time spent working on client projects is charged to that client at agreed-upon rates. Billable employees were our primary source of revenue. In connection with the divestiture of Canned by the Company, such costs are now included in discontinued operations.

GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses consist primarily of compensation and related benefits, professional services fees, facilities costs, and advertising and promotional costs. Selling, general and administrative expenses decreased from $1,777,000 in the three months ended June 30, 2002 to $516,000 in the three months ended June 30, 2003 and from $1,858,000 in the six months ended June 30, 2002 to $1,545,000 in the six months ended June 30, 2003. This decrease was primarily a result of the decreased rent expense associated with facilities abandoned in the second quarter of 2002, and a decrease in professional services fees as a result of the termination in 2002 of the proposed merger with Franklin.

EQUITY IN LOSSES AND IMPAIRMENT OF INVESTMENTS IN UNCONSOLIDATED AFFILIATES. Equity in losses and Impairment of investments in unconsolidated affiliates was $260,000 in the three months ended June 30, 2002 and $44,000 in the three months ended June 30, 2003, and $582,000 in the six months ended June 30, 2002 and $107,000 in the six months ended June 30, 2003. Equity in losses of unconsolidated affiliates is a result of the Company's minority ownership in Broadstream, NetPro and InSys that have been accounted for under the equity method of accounting. Under the equity method of accounting, the Company's proportionate share, calculated on an as-if-converted basis, of the investee's operating losses and amortization of the Company's net excess investment over its equity in the investee's net assets is included in equity in losses of unconsolidated affiliates. Impairment of investments in unconsolidated affiliates is a result of the cessation of NetPro's and LiveSky's operations in 2002. The Company evaluated the recoverability of its investments in light of the carrying values relative to future cash flows. As a result of this analysis, in 2002 the Company recorded impairment charges that reduced the remaining NetPro and Livesky investment balances to $0.

INTEREST AND DIVIDEND INCOME. Interest and dividend income was $257,000 in the three months ended June 30, 2002 and $13,000 in the three months ended June 30, 2003, and $407,000 in the six months ended June 30, 2002 and $69,000 in the six months ended June 30, 2003. The decrease in interest and dividend income for the six months ended June 30, 2003 was attributable to a decrease in the Company's notes receivable as a result of repayment. Interest income in future periods may fluctuate as a result of the average cash the Company maintains and changes in the market rates of the Company's cash equivalents. The Company expects that the average cash balance may continue to decrease as the Company continues to incur operating losses.

INCOME TAXES. The Company has available estimated net operating loss carry forwards for income tax purposes of approximately $23,137,000 through the period ended June 30, 2003, which expire on various dates from 2003 through 2023. A full valuation allowance has been established due to uncertainty whether the Company will generate sufficient taxable earnings to utilize the available net operating loss carryforwards. A portion of the Company's net operating loss carryforwards may also be limited due to significant changes in ownership under
Section 382 of the Tax Reform Act of 1986.

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

WORKING CAPITAL AND RESULTS OF OPERATIONS

The Company had $7,252,000 in cash and cash equivalents available as of June 30, 2003, invested predominantly in instruments that are highly liquid, investment grade securities that have maturities of less than 45 days.

Beginning in the third quarter of 2001, in response to continued unfavorable market conditions for its services, the Company embarked on a review of its operations with the goal of formulating a course of action to minimize near term losses, capital expenditures and reduce cash outflows. As of June 30, 2003, the Company has no revenue generating operations, a limited number of employees and has significantly reduced fixed expenses. During the six months ended June 30, 2003, the Company used $1,008,000 to fund operations.

The Company's future contractual obligations at June 30, 2003 were as follows:

                               Amounts Due in Fiscal Year Ending December 31,
-----------------------------------------------------------------------------------------------------------
                                                                                                  2007 and
                                                 2003         2004         2005        2006      Thereafter
                                               -------     -------       -------      -------    ----------
                                                                      (in thousands)
Operating leases.......................        $   229     $    --       $    --      $    --    $    --
Capital Leases.........................             17          10            --           --         --
                                               -------     -------       -------      -------    -------
                                               $   246     $    10       $    --      $    --    $    --
                                               =======     =======       =======      =======    =======


         The Company intends to fund these obligations from its cash on hand at June 30, 2003.

         In January, 2003, the Company sold its shares of Excelsior common stock and the Excelsior warrant to Sunshine III, LLC for total consideration of approximately $648,000 in cash. Also in January, 2003 the $4,708,000 note from Excelsior was repaid in full, together with related accrued interest totaling $142,000.

         Given the Company's current level of operations, the Company's capital resources are sufficient to meet anticipated cash needs for working capital and capital expenditures relating to existing operations for at least the next 12 months. However, the Company continues to review suitable business opportunities. If the Merger is consummated, the plan of liquidation and dissolution adopted by the Board is abandoned and the Company's operations require significant cash outlays to fund operations, the Company may be required to seek additional sources of financing or to sell certain assets.

         If the plan of liquidation and dissolution adopted by the Board is pursued, the Company will begin the process of negotiating settlements with respect to its remaining obligations and liabilities. In the event the Company is unable to negotiate successfully the termination of these obligations, the Company may have less or no cash proceeds to distribute to its stockholders.

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

         As of June 30, 2003, the Company held cash and cash equivalents with an average maturity of 45 days or less.

ITEM 4 - CONTROLS AND PROCEDURES

         As required by Rule 13a-15(b), the President, Chief Executive Officer and Chief Financial Officer of the Company conducted an evaluation as of the end of the period covered by this report, of the effectiveness of the Company's disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based on that evaluation, the President, Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of the end of the period covered by this report. As required by Rule 13a-15(d), the President, Chief Executive Officer and Chief Financial Officer of the Company also conducted an evaluation of the Company's internal control over financial reporting to determine whether any changes occurred during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. Based on that evaluation, there has been no such change during the quarter covered by this report.

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

10.25 Stock Purchase Agreement by and among Textor Family Limited Partnership, Canned Interactive, Inc., Douglas Textor and Change Technology Partners, Inc. dated as of June 30, 2003 (filed as an exhibit to the Registrant's Report on Form 8-K dated July 15, 2003 and incorporated herein by reference).

10.26 Separation Agreement and General Release by and between Change Technology Partners, Inc. and William B. Avery, dated as of June 17, 2003.

31.1     Certification pursuant to Section 302 of the Sarbanes-Oxley Act of
         2002.

31.2     Certification pursuant to Section 302 of the Sarbanes-Oxley Act of
         2002.

32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         (b) The following reports on Form 8-K were filed with the SEC during the second quarter of 2003:

                  (i) On June 18, 2003 reporting matters under Item 5, Other Events, and Item 7, Financial Statements and Exhibits.

                  (ii) On July 15, 2003 reporting matters under Item 2, Acquisition or Disposition of Assets, and Item 7, Financial Statements and Exhibits.

ITEM 7 - SIGNATURES

         In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         Dated: August 14, 2003

                                   CHANGE TECHNOLOGY PARTNERS, INC.

                                   By:  /s/ Michael Gleason
                                        ---------------------------------------
                                        Michael Gleason
                                        President, Chief Executive Officer and
                                        Chief Financial Officer