Form 10-Q
period 2003-09-30
CHANGE TECHNOLOGY PARTNERS INC
filed 2003-11-14
CIK 356591

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarter ended September 30, 2003

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

The number of shares of the issuer's common stock outstanding on November 12, 2003 was approximately 177,503,920.

                                TABLE OF CONTENTS


                         PART I - FINANCIAL INFORMATION

ITEM 1 - CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS...................2

         Consolidated Balance Sheets as of September 30, 2003 (unaudited)
         and December 31, 2002.................................................2

         Consolidated Statements of Operations for the three
         months ended September 30, 2003 and 2002 (unaudited)..................3

         Consolidated Statements of Operations for the nine
         months ended September 30, 2003 and 2002 (unaudited)..................4

         Consolidated Statements of Stockholders' Equity for the nine months ended September 30, 2003 (unaudited)...........................5

         Consolidated Statements of Cash Flows for the nine
         months ended September 30, 2003 and 2002 (unaudited)..................6

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

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..................32

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

ITEM 7 - SIGNATURES...........................................................36

                          PART I. FINANCIAL INFORMATION

ITEM 1 - CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS:

                        CHANGE TECHNOLOGY PARTNERS, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
               (in thousands, except share and per share amounts)

                                                                               SEPTEMBER 30,        DECEMBER 31,
                                                                                   2003                 2002
                                                                           -----------------------------------------
                                                                                (Unaudited)
ASSETS
Cash and cash equivalents............................................         $     5,963           $     2,944
Related party receivable.............................................                 102                   194
Other receivable.....................................................                  --                   318
Notes receivable.....................................................                 754                 4,926
Prepaid expenses and other current assets............................                 729                   672
Current assets related to discontinued operations....................                  --                   465
                                                                           -----------------------------------------
                  Total current assets...............................               7,548                 9,519

Notes receivable, excluding current portion..........................                  --                   424
Investments in and loans to unconsolidated subsidiaries..............                  89                   449
Property and equipment, net..........................................                  68                   281
Goodwill related to discontinued operations..........................                  --                 1,782
Long term assets related to discontinued operations..................                  --                   155
Other assets.........................................................                  --                   123
                                                                           -----------------------------------------
                  Total assets.......................................         $     7,705           $    12,733
                                                                           =========================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable.....................................................         $       153           $       123
Accrued expenses.....................................................                 143                   580
Capital lease obligation.............................................                   3                    70
Liabilities related to discontinued operations, net..................                  --                   333
                                                                           -----------------------------------------
                  Total current liabilities..........................                 299                 1,106

Capital lease obligation, less current portion.......................                  --                     8
                                                                           -----------------------------------------
                  Total liabilities..................................                 299                 1,114

Stockholders' equity:
Preferred stock:
     Series A - $.06 per share cumulative, convertible share-for-share into common stock; $.10 par value; 500,000 shares authorized, 645 shares issued and outstanding at September 30, 2003 and December 31, 2002, with an aggregate
     liquidation preference of $1....................................                  --                    --

Common stock:
     $.01 par value; 500,000,000 shares authorized, 177,503,920 and
     182,003,920 shares issued and outstanding at September 30, 2003
     and December 31, 2002, respectively.............................               1,775                 1,820
Additional paid-in capital...........................................              94,334                94,369
Deferred compensation................................................                  --                  (268)
Accumulated deficit..................................................             (88,703)              (84,302)
                                                                           -----------------------------------------
                  Total stockholders' equity.........................               7,406                11,619
                                                                           -----------------------------------------
                  Total liabilities and stockholders' equity.........         $     7,705           $    12,733
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

                        CHANGE TECHNOLOGY PARTNERS, INC.
                                AND SUBSIDIARIES

                 Unaudited Consolidated Statements of Operations
               (in thousands, except share and per share amounts)

                                                                                     THREE MONTHS ENDED
                                                                                        SEPTEMBER 30,
                                                                                  2003                2002
                                                                             -------------        --------------
Operating expenses:
     General and administrative expenses, exclusive of equity based
       compensation of $88 and $131, respectively...................         $         730        $          745
     Equity based compensation......................................                    88                   131
                                                                             -------------        --------------
                  Loss from operations..............................                  (818)                 (876)

Other income (expense):
     Interest and dividend income...................................                    26                   221
     Equity in losses and impairment of investments in
         unconsolidated affiliates..................................                    (3)                  (22)
                                                                             -------------        --------------
     Total other income (expense)...................................                    23                   199
                                                                             -------------        --------------
                  Net loss from continuing operations...............                  (795)                 (677)
     Loss from discontinued operations (including loss on
         disposal), net.............................................                    --                  (114)
                                                                             -------------        --------------
                  Net loss..........................................                  (795)                 (791)
                                                                             =============        ==============

Weighted average common shares outstanding,
     basic and diluted..............................................           177,503,920           181,322,881
                                                                             =============        ==============
Basic and diluted net loss per common share from continuing
     operations.....................................................                 (0.00)                (0.00)
Basic and diluted net loss per common share from discontinued
     operations.....................................................                 (0.00)                (0.00)
                                                                             -------------        --------------
Basic and diluted net loss per common share.........................                 (0.00)                (0.00)
                                                                             =============        ==============


       See accompanying notes to unaudited condensed consolidated interim financial statements.

                        CHANGE TECHNOLOGY PARTNERS, INC.
                                AND SUBSIDIARIES

                 Unaudited Consolidated Statements of Operations
               (in thousands, except share and per share amounts)

                                                                                       NINE MONTHS ENDED
                                                                                         SEPTEMBER 30,
                                                                             -------------        --------------
                                                                                  2003                  2002
Operating expenses:
     General and administrative expenses, exclusive of equity based
         compensation of $268 and $394, respectively................         $       2,275        $        2,667
     Equity based compensation......................................                   358                   394
     Severance, exclusive of equity based compensation of $90.......                   140                    --
                                                                             -------------        --------------

                  Loss from operations..............................                (2,773)               (3,061)

Other income (expense):
     Interest and dividend income...................................                    95                   628
     Equity in losses and impairment of investments in
         unconsolidated affiliates..................................                  (110)                 (604)
     Realized gain on sale of Excelsior stock and warrants..........                   286                    --
                                                                             -------------        --------------
     Total other income (expense)...................................                   271                    24
                                                                             -------------        --------------
                  Net loss from continuing operations...............                (2,502)               (3,037)
     Loss from discontinued operations (including loss on
         disposal), net.............................................                (1,899)                  (26)
                                                                             -------------        --------------
                  Net loss..........................................         $      (4,401)       $       (3,063)
                                                                             =============        ==============

Weighted average common shares outstanding,
     basic and diluted..............................................           180,487,436           179,798,066
                                                                             =============        ==============

Basic and diluted net loss per common share from continuing
     operations.....................................................         $       (0.01)       $        (0.02)

Basic and diluted net loss per common share from discontinued
     operations.....................................................                 (0.01)                (0.00)
                                                                             -------------        --------------

Basic and diluted net loss per common share.........................         $       (0.02)       $        (0.02)
                                                                             =============        ==============


       See accompanying notes to unaudited condensed consolidated interim financial statements.

                        CHANGE TECHNOLOGY PARTNERS, INC.
                                AND SUBSIDIARIES

            Unaudited Consolidated Statement of Stockholders' Equity
                      Nine Months Ended September 30, 2003
                      (in thousands, except share amounts)

                                                   SERIES A                                         ADDITIONAL
                                               PREFERRED STOCK               COMMON STOCK            PAID IN         DEFERRED
                                              SHARES     AMOUNT            SHARES        AMOUNT      CAPITAL       COMPENSATION
                                            ---------  ----------       -----------    ----------   ----------     ------------
Balance at December 31, 2002............         645    $    --         182,003,920      $  1,820    $  94,369      $     (268)

Common stock received as
     consideration for Canned............         --         --          (4,500,000)          (45)        (125)             --

Modification of former Chief
     Executive Officer's options.........         --         --                  --            --           90              --

Amortization of deferred compensation....         --         --                  --            --           --             268

Net loss.................................         --         --                  --            --           --              --
                                            ---------  ----------       -----------    ----------   ----------     ------------
Balance at September 30, 2003
     (unaudited).........................        645    $    --         177,503,920      $  1,775    $  94,334      $       --
                                            =========  ==========       ===========    ==========   ==========     ============


                                                                       TOTAL
                                                 ACCUMULATED       STOCKHOLDERS'
                                                   DEFICIT             EQUITY
                                                 -----------       -------------
Balance at December 31, 2002.............        $  (84,302)        $   11,619

Common stock received as
     consideration for Canned............                --               (170)

Modification of former Chief
     Executive Officer's options.........                --                 90

Amortization of deferred compensation....                --                268

Net loss.................................            (4,401)            (4,401)
                                                 ----------         ----------
Balance at September 30, 2003
     (unaudited).........................        $  (88,703)        $    7,406
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

                        CHANGE TECHNOLOGY PARTNERS, INC.
                                AND SUBSIDIARIES

                 Unaudited Consolidated Statements of Cash Flows
                                 (in thousands)

                                                                                          NINE MONTHS ENDED
                                                                                            SEPTEMBER 30,
                                                                                     -----------------------------
                                                                                         2003              2002
                                                                                     -----------       -----------
Cash flows from operating activities:
     Net loss..............................................................          $    (4,401)      $    (3,063)
     Adjustments to reconcile net loss to net cash used in
         operating activities:
         Depreciation......................................................                  213               211
         Equity based compensation.........................................                  358               394
         Equity in losses of unconsolidated subsidiary.....................                  110               177
         Accretion of loan discount........................................                   --               (72)
         Impairment loss...................................................                   --               427
         Accrued interest on notes receivable..............................                  (12)             (438)
         Receipt of accrued interest on notes receivable...................                  166                96
         Gain on sale of Excelsior stock and warrant.......................                 (286)               --
         Valuation allowance on notes receivable...........................                  473                --
         Discontinued operations, net......................................               (1,899)               26
     Changes in operating assets and liabilities, net of acquisitions:
         Related party receivable..........................................                   92                19
         Receivable from Canned............................................                  318              (149)
         Prepaid expenses and other assets.................................                  (46)              (29)
         Accounts payable and accrued liabilities..........................                 (407)             (486)
                                                                                     -----------       -----------
                  Net cash used in operating activities....................               (1,523)           (2,887)

Cash flows from investing activities:
     Cash paid for notes receivable........................................                 (750)           (4,708)
     Principle payments on notes receivable - received.....................                4,719               399
     Sale of Excelsior investment and warrant..............................                  648                --
     Cash paid for cost method investments and acquisitions, net of cash
         acquired..........................................................                   --              (278)
                                                                                     -----------       -----------
                  Net cash provided by (used in) investing activities......                4,617            (4,587)

Cash flows from financing activities:
     Principal payments under capital leases...............................                  (75)              (74)
                                                                                     -----------       -----------
                  Net cash used in financing activities....................                  (75)              (74)

                  Net increase (decrease) in cash and cash equivalents.....          $     3,019       $    (7,548)

Cash and cash equivalents at beginning of period...........................          $     2,944       $     8,702
                                                                                     -----------       -----------

Cash and cash equivalents at end of period.................................          $     5,963       $     1,154
                                                                                     ===========       ===========


       See accompanying notes to unaudited condensed consolidated interim financial statements.

                        CHANGE TECHNOLOGY PARTNERS, INC.
                                AND SUBSIDIARIES

     Notes to Unaudited Condensed Consolidated Interim Financial Statements
                               September 30, 2003
                        (in thousands, except share data)


(1)      DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Arinco Computer Systems Inc., the predecessor of the Company and its subsidiaries, (the "Company"), was incorporated on March 31, 1978; however, the Company formally commenced implementation of its plan to provide professional consulting services on June 15, 2000. The Company provided a broad range of professional consulting services, including e-services and technology strategy, online branding, web architecture and design, systems integration, systems architecture and outsourcing. The Company has served clients throughout the United States and, as of September 30, 2003, has offices in Connecticut. During the year ended December 31, 2001, the Board of Directors voted to divest the Company of a majority of its then existing operations.

At September 30, 2003, the Company's sole consolidated subsidiary is:

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

On June 17, 2003, the individual filling the roles of President, Chief Executive Officer and Chief Financial Officer of the Company resigned. The former executive had an employment agreement dated September 17, 2001 governing the terms and conditions of his employment. On June 17, 2003, the Company and such former executive entered into a separation agreement and general release (the "Separation Agreement"). The Company recorded a charge in the Statement of Operations for the three months ended June 30, 2003 for the value of expected severance payments and benefits payable to the former executive totaling $140. In addition, the Company recorded a $90 stock compensation charge related to a modification of the former executive's options. This amount was paid in full in July, 2003.

The Company announced on June 18, 2003 that it signed a Letter of Intent (the "Letter of Intent") with Neurologix, Inc. ("Neurologix") to merge a newly-formed, wholly-owned

                        CHANGE TECHNOLOGY PARTNERS, INC.
                                AND SUBSIDIARIES

     Notes to Unaudited Condensed Consolidated Interim Financial Statements
                               September 30, 2003
                        (in thousands, except share data)


subsidiary of the Company ("CTP/N Merger Corp.") with and into Neurologix, with Neurologix surviving as a wholly-owned subsidiary of the Company (the "Merger"). On August 13, 2003, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement"), with Neurologix and CTP/N Merger Corp. The consummation of the Merger remains subject to the approval of the Company's stockholders, which the Company will be seeking at its next meeting of stockholders currently planned to take place in the fourth quarter of 2003. In the event the Merger is consummated, the Company expects to abandon the plan of liquidation and dissolution. If the Merger is not consummated, the Company expects to pursue the plan of liquidation and dissolution previously adopted.

In connection with the Merger, the Company, CTP/N Merger Corp., Neurologix, and certain securityholders of Neurologix entered into a Voting Agreement dated as of August 13, 2003 (the "Voting Agreement"). Pursuant to the Voting Agreement, all holders of Neurologix convertible preferred stock, certain holders of Neurologix Series B preferred stock and the holders of a promissory note issued by Neurologix agreed to convert such preferred stock and promissory note into Neurologix common stock prior to the Merger. In addition, the securityholders agreed to vote all of their Neurologix capital stock in favor of the Merger Agreement and the transactions contemplated thereby. Such securityholders, together with the holders of a majority of Neurologix's outstanding common stock, have approved the Merger.

Concurrent with the execution of the Merger Agreement, the Company loaned Neurologix $750 (the "Neurologix Loan"). The Neurologix Loan is due April 30, 2004, accrues interest at a rate of 4% per annum and is secured by all of the assets of Neurologix. The note is senior to all existing indebtedness of Neurologix. The Neurologix Loan, together with accrued interest thereon, is presented in notes receivable in the accompanying Balance Sheet. In connection with an amendment to the Merger Agreement, on November 14, 2003, the Company agreed to loan Neurologix an additional $350, fundable at Neurologix's request any time after December 1, 2003.

On June 30, 2003, the Company sold to Textor Family Limited Partnership all of the issued and outstanding shares of capital stock of Papke-Textor, Inc. d/b/a Canned Interactive ("Canned"). Accordingly, the results of operations for Canned, including the loss on sale and goodwill impairment in 2003, are reported as discontinued operations.

                        CHANGE TECHNOLOGY PARTNERS, INC.
                                AND SUBSIDIARIES

     Notes to Unaudited Condensed Consolidated Interim Financial Statements
                               September 30, 2003
                        (in thousands, except share data)


INTERIM RESULTS

The accompanying unaudited consolidated balance sheet as of September 30, 2003, the unaudited consolidated statements of operations and cash flows for the periods ended September 30, 2003 and 2002, and the unaudited consolidated statement of stockholders' equity as of September 30, 2003 have been prepared by the Company. In the opinion of management, the accompanying condensed consolidated financial statements have been prepared on the same basis as the annual audited financial statements and contain all adjustments, which include only normal recurring adjustments, considered necessary for a fair presentation of the Company's financial position, results of operations and cash flows at the dates and for the periods presented in conformity with accounting principles generally accepted in the United States applicable to interim periods. Certain prior period amounts have been reclassified to conform to the current period's presentation.

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

While the Company believes that the disclosures presented are adequate to make the information not misleading, these condensed consolidated financial statements should be read in conjunction with the audited financial statements and related notes for the fiscal year ended December 31, 2002, which are contained in the Company's Annual Report on Form 10-K. As a result of the divestiture of Canned, the Company's last remaining revenue generating operation, the results for the nine month period ended September 30, 2003 will not be indicative of the results to be expected for the full fiscal year or for any future periods.

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

                        CHANGE TECHNOLOGY PARTNERS, INC.
                                AND SUBSIDIARIES

     Notes to Unaudited Condensed Consolidated Interim Financial Statements
                               September 30, 2003
                        (in thousands, except share data)


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

In connection with the divestiture of Canned by the Company, revenues are now presented in discontinued operations.

COST OF REVENUES

Cost of revenues consists primarily of compensation of billable employees, travel, subcontractor costs, and other costs directly incurred in the delivery of services to clients. Billable employees are full time employees and subcontractors whose time is spent servicing client projects.

In connection with the divestiture of Canned by the Company, such costs are now presented in discontinued operations.

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

                        CHANGE TECHNOLOGY PARTNERS, INC.
                                AND SUBSIDIARIES

     Notes to Unaudited Condensed Consolidated Interim Financial Statements
                               September 30, 2003
                        (in thousands, except share data)


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

Had compensation cost for these awards been determined based on the fair value at the grant dates consistent with the method prescribed by SFAS No. 123, the Company's net loss would have been adjusted to the pro forma amounts indicated below:

                                                                 THREE MONTHS ENDED            NINE MONTHS ENDED
                                                                   SEPTEMBER 30,                 SEPTEMBER 30,
                                                           ---------------------------    -------------------------
                                                               2003           2002          2003            2002
                                                           -----------     -----------    ----------     ----------
     Net loss, as reported...........................      $      (795)    $      (791)   $   (4,401)    $   (3,063)
     Add back:  compensation expense
          related to stock options, as reported......               88             131           358            394
     Deduct:  compensation expense related
          to stock options under fair value
          based method...............................              (98)           (135)         (394)          (406)
                                                           --------------------------------------------------------
     Pro forma net loss..............................      $      (805)    $      (795)   $   (4,437)    $   (3,075)
                                                           ========================================================
     Basic and diluted net loss per share as
         reported....................................            (0.00)          (0.00)        (0.02)         (0.02)
     Pro forma basic income loss per share...........            (0.00)          (0.00)        (0.02)         (0.02)

                        CHANGE TECHNOLOGY PARTNERS, INC.
                                AND SUBSIDIARIES

     Notes to Unaudited Condensed Consolidated Interim Financial Statements
                               September 30, 2003
                        (in thousands, except share data)


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

The following securities were not included in the computation of diluted net loss per share because to do so would have had an antidilutive effect for the periods presented:

                                                       SEPTEMBER 30,        SEPTEMBER 30,
                                                           2003                  2002
                                                       -------------        -------------
       Stock Options............................        14,585,747           15,790,373
       Warrants.................................        25,856,252           25,856,252
       Series A Convertible Preferred Stock.....               645                  645

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

RECENT ACCOUNTING PRONOUNCEMENTS

In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS No. 146, which is effective prospectively for exit or disposal activities initiated after December 31, 2002, applies to costs associated with an exit activity, including restructurings, or with a disposal of long-lived assets. Those activities can include eliminating or reducing product lines, terminating employees and contracts and relocating plant facilities or personnel. SFAS No. 146 requires that exit or disposal costs are recorded as an operating expense when the liability is incurred and can be measured at fair value. Commitment to an exit plan or a plan of disposal by itself will not meet the requirement for recognizing a

                        CHANGE TECHNOLOGY PARTNERS, INC.
                                AND SUBSIDIARIES

     Notes to Unaudited Condensed Consolidated Interim Financial Statements
                               September 30, 2003
                        (in thousands, except share data)


liability and the related expense under SFAS No. 146. SFAS No. 146 grandfathers the accounting for liabilities that were previously recorded under EITF Issue 94-3. Accordingly, the adoption of SFAS No. 146 had no effect on the exit costs recorded by the Company prior to December 31, 2002.

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

(2)      INVESTMENTS IN AND LOANS TO UNCONSOLIDATED SUBSIDIARIES

The following summarizes the Company's ownership interests in unconsolidated subsidiaries accounted for under the equity method or cost method of accounting (in thousands):

                                                                                  Carrying Value
                                                               ------------------------------------------------
                                                               September 30,       December 31,          Cost
                                                                    2003                2002             Basis
                                                               -------------       ------------        --------
Equity method investments:
     Broadstream.com Inc. ("Broadstream")...............           $     --           $      --        $  7,100
     NetPro Holdings, Inc. ("NetPro")...................                 --                  --             400
     InSys LLC ("InSys")................................                 11                 121             323

Cost method investments:
     Livesky, Inc. ("Livesky")..........................                 --                  --             125
     Excelsior Radio Networks, Inc. ("Excelsior").......                 --                 250             250
     Alacra, Inc. ("Alacra")............................                 78                  78              78
                                                               ------------        ------------        --------

Total investments.......................................           $     89           $     449        $  8,276
                                                               ============        ============        ========

                        CHANGE TECHNOLOGY PARTNERS, INC.
                                AND SUBSIDIARIES

     Notes to Unaudited Condensed Consolidated Interim Financial Statements
                               September 30, 2003
                        (in thousands, except share data)


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

                        CHANGE TECHNOLOGY PARTNERS, INC.
                                AND SUBSIDIARIES

     Notes to Unaudited Condensed Consolidated Interim Financial Statements
                               September 30, 2003
                        (in thousands, except share data)


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

On January 10, 2002, the Company invested an additional $100 in NetPro Series B-1 stock, and on March 7, 2002 the Company invested a final $100 in NetPro Series B-1 stock. On March 14, 2002, the board of directors of NetPro voted to suspend all of NetPro's business operations and immediately terminate substantially all of its employees due to NetPro's loss of significant clients and associated revenues. The Company has no obligation to provide additional funding to NetPro. As a result of this action, the Company evaluated the recoverability of this investment by comparison of its carrying value relative to estimated future cash flows. As a result of this analysis, the Company recorded an impairment charge to reduce the remaining investment balance to $0. The Company's proportionate share of net loss, and impairment charge, for the nine months ended September 30, 2003, totaling $0, is included in equity in losses and impairment of investments in unconsolidated affiliates in the accompanying statement of operations.

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

                        CHANGE TECHNOLOGY PARTNERS, INC.
                                AND SUBSIDIARIES

     Notes to Unaudited Condensed Consolidated Interim Financial Statements
                               September 30, 2003
                        (in thousands, except share data)


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

                        CHANGE TECHNOLOGY PARTNERS, INC.
                                AND SUBSIDIARIES

     Notes to Unaudited Condensed Consolidated Interim Financial Statements
                               September 30, 2003
                        (in thousands, except share data)


The Company's retained equity interest and note receivable, net of the Company's pro rata share of InSys' net losses absorbed during the period from November 8, 2001 to December 31, 2001, totaled $312. The Company's pro rata share of InSys' net loss for the nine months ended September 30, 2003 and 2002 totaled $110 and $177, respectively, which is included in equity in losses and impairment of investments in unconsolidated affiliates in the accompanying statement of operations.

On June 17, 2003, in connection with the resignation of the Company's Chief Executive Officer, the Company entered into an agreement to transfer its interest in InSys to the former executive, contingent upon the approval of the other member of InSys. In the fourth quarter of 2003, the Company transferred its interest in InSys to the former executive and will record additional severance expense equal to the remaining book value of this investment totaling $11.

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

                        CHANGE TECHNOLOGY PARTNERS, INC.
                                AND SUBSIDIARIES

     Notes to Unaudited Condensed Consolidated Interim Financial Statements
                               September 30, 2003
                        (in thousands, except share data)


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

The results of operations for Canned, including the loss on sale and goodwill impairment in 2003, are reported as discontinued operations for all periods presented. The accompanying consolidated Statements of Operations for the three and nine month periods ending September 30, 2002 were restated to reflect such classification. Revenues included in discontinued operations were $0 and $511 for the three months ended September 30, 2003 and 2002, respectively, and $1,547 and $1,844 for the nine months ended September 30, 2003 and 2002, respectively. Net income (loss) of Canned included in discontinued operations was $0 and $(114) for the three months ended September 30, 2003 and 2002, respectively, and $159 and $(26) for the nine months ended September 30, 2003 and 2002, respectively. Additionally, Canned's assets and liabilities were classified as discontinued operations in the accompanying consolidated Balance Sheet as of December 31, 2002.

At June 30, 2003, there was a remaining receivable balance of $300, which was subsequently repaid by Canned.

                        CHANGE TECHNOLOGY PARTNERS, INC.
                                AND SUBSIDIARIES

     Notes to Unaudited Condensed Consolidated Interim Financial Statements
                               September 30, 2003
                        (in thousands, except share data)


(4)      NOTES RECEIVABLE

In April 2001, the Company loaned two consultants an aggregate of $500. The full recourse promissory notes, with initial principal amounts of $350 and $150, respectively, accrue interest at the rate of 7.25% per annum. Payments are due in various installments of principal plus accrued interest commencing on April 25, 2002 and continuing annually thereafter through April 25, 2006. During the second quarter of 2003, the Company received installment payments totaling $36. This amount was less than the $86 due in that period. No further payments have been received. As a result of the underpayment and management's assessment of the likelihood of future collection, the Company established a valuation allowance for the remaining principal amount of the notes totaling $473.

See, also, discussion of the Neurologix Loan in note 1.

(5)      COMMITMENTS AND CONTINGENCIES

In July 2001, the Board of Directors terminated the employment of the Company's then President and Chief Executive Officer. The former executive had an employment agreement dated August 21, 2000 that provided for severance benefits. As of June 30, 2003, the Company had paid the former executive the full severance he was entitled to under his employment agreement; the related obligation totaled $0 at September 30, 2003.

OPERATING LEASES

The Company leases its facilities under operating lease agreements. The following are the future minimum lease payments under non-cancelable leases as of September 30, 2003:

                 Period Ended December 31,               Operating             Capital
         -------------------------------------------------------------------------------
         2003.....................................    $         28        $         2
         2004.....................................              --                  1
         Thereafter...............................              --                 --
                                                      ----------------------------------
         Total Lease Obligation...................    $         28                  3
         Amount Representing Interest.............                                 --
                                                                          --------------
                                                                                    3
         Current Portion..........................                                  3
                                                                          --------------
         Long Term Portion........................                        $         0
                                                                          ==============

Total minimum lease payments, above, have not been reduced for future minimum sublease rentals totaling approximately $13.

As a result of the Company's divestiture of certain operations, employee terminations and terminated business combination, the Company evaluated its alternatives with respect to its contractual obligations concerning leased facilities. As of June 30, 2002, the Company

                        CHANGE TECHNOLOGY PARTNERS, INC.
                                AND SUBSIDIARIES

     Notes to Unaudited Condensed Consolidated Interim Financial Statements
                               September 30, 2003
                        (in thousands, except share data)


determined that certain facilities had no substantive future use or benefit to the Company. The Company accrued the remaining costs relating to these leases, net of sublease income, in the second quarter of 2002. At September 30, 2003, $15 of this amount remained and is included in accrued expenses in the accompanying Balance Sheet.

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

In August, 2002 the Company's shareholders approved the grant to the former Chief Executive Officer of an option to purchase 6,000,000 shares of the Company's common stock. Under the Separation Agreement entered into in connection with such former Chief Executive Officer's resignation on June 17, 2003, such options, together with 3,000,000 previously granted, were immediately vested and may be exercised at any time on or before March 31, 2005. As a result of this modification to the terms of the options, the Company recorded a charge of $90. This amount is included in stock based compensation in the accompanying statement of operations for the nine month period ended September 30, 2003.

(7)      RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2002, the Company incurred management and investment advisory service fees in connection with identifying, evaluating, negotiating, and managing investment opportunities for the Company. These services were provided by a firm with which the former President and Chief Executive Officer of the Company was previously affiliated. Such former President and Chief Executive Officer of the Company resigned on June 17, 2003. Fees incurred by the Company to this firm totaled $75 in the three months ended March 31, 2002. Subsequent to that date, the Company has not utilized this firm to perform any services for the Company. Additionally, this firm occupies a portion of the Company's office space in Connecticut, for which it pays rent at an amount which approximates fair market value. Such payments to the Company totaled $220 and $134 during the nine months ended September 30, 2003 and 2002, respectively. Furthermore, the firm was indebted to the Company in the amount of $102 and $194 at September 30, 2003 and December 31, 2002, respectively, for its pro rata share of certain leasehold improvements and rental payments due, which are reflected in the Related Party Receivable in the accompanying Balance Sheet.

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

         The Company has reduced its deferred tax assets to an amount that the Company believes is more likely than not to be realized, which was $0 at December 31, 2002 and September 30, 2003. In so doing, the Company has estimated future taxable losses in determining the valuation allowance. In the event that actual results differ from these estimates or these estimates are adjusted in future periods, the Company may need to modify its valuation allowance which could materially affect its financial position and results of operations.

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

         On June 17, 2003, the individual filling the roles of President, Chief Executive Officer and Chief Financial Officer of the Company resigned. The former executive had an employment agreement dated September 17, 2001 governing the terms and conditions of his employment. Upon such former executive's resignation, the Company entered into the Separation Agreement. The Company recorded a charge in the Statement of Operations for the three months ended June 30, 2003 for the value of expected severance payments and benefits payable to the former executive totaling $140. This amount was paid in full in July, 2003.

         The Company announced on June 18, 2003 that it signed a Letter of Intent with Neurologix to merge CTP/N Merger Corp. with and into Neurologix, with Neurologix surviving as a wholly-owned subsidiary of the Company . On August 13, 2003, the Company entered into the Merger Agreement. The consummation of the Merger remains subject to the approval of the Company's stockholders, which the Company will be seeking at its next meeting of stockholders currently planned to take place in the fourth quarter of 2003. In the event the Merger is consummated, the Company expects to abandon the plan of liquidation and dissolution. If the Merger is not consummated, the Company expects to pursue the plan of liquidation and dissolution previously adopted.

         In connection with the Merger, the Company, CTP/N Merger Corp., Neurologix, and certain securityholders of Neurologix entered into the Voting Agreement. Pursuant to the Voting Agreement, all holders of Neurologix convertible preferred stock, certain holders of Neurologix Series B preferred stock and the holders of a promissory note issued by Neurologix agreed to convert such preferred stock and promissory note into Neurologix common stock prior to the Merger. In addition, the securityholders agreed to vote all of their Neurologix capital stock in favor of the Merger Agreement and the transactions contemplated thereby. Such securityholders, together with the holders of a majority of Neurologix's outstanding common stock, have approved the Merger.

         Concurrent with the execution of the Merger Agreement, the Company made the Neurologix Loan. The Neurologix Loan is due April 30, 2004, accrues interest at a rate of 4% per annum, is secured by all of the assets of Neurologix and is senior to all existing indebtedness of Neurologix. In connection with an amendment to the Merger Agreement, on November 14, 2003, the Company agreed to loan Neurologix an additional $350,000, fundable at Neurologix's request any time after December 1, 2003.

         On June 30, 2003, the Company sold to Textor Family Limited Partnership all of the issued and outstanding shares of capital stock of Canned. As a result of the divestiture, the Company has no continuing revenue generating operations.

OVERVIEW OF OPERATIONS

         Canned Interactive was the Company's sole revenue generating subsidiary from December 2001 through June 30, 2003, when it was sold. Canned is based in Los Angeles,

California and designs and produces interactive media such as digital video discs (DVD) and web sites, primarily for entertainment, consumer goods, sports and technology companies.

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

         The Company's equity based compensation expense is comprised of amortization of the deferred compensation associated with the grant of stock options to the Board of Directors and a former President and Chief Executive Officer whose employment was terminated by the Board of Directors in July 2001. Such cost is measured as the difference between the exercise price of options granted and the fair market value of the underlying stock on the date of measurement, and is being recognized as expense over the vesting period of the options. Also included in equity based compensation is a charge, totaling $90,000, associated with the modification of the former Chief Executive's options upon his resignation in June 2003. The Company incurred approximately $358,000 and $394,000 in equity based compensation expense during the nine months ended September 30, 2003 and 2002, respectively.

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

         On June 30, 2003, the Company sold all of the issued and outstanding shares of the capital stock of Canned to Textor Family Limited Partnership in exchange for 4,500,000 shares of the Company's common stock owned by Textor Family Limited Partnership, with a fair market value of $170. In connection with such sale, all Intercompany Loans in excess of $300,000 were converted by the Company into equity of Canned without the issuance to the Company of any additional capital stock or the granting of any right to receive any additional equity in Canned. Additionally, the Company received $300,000 from Canned as payment in full of the outstanding Intercompany Loans.

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

THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2003

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

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses consist primarily of compensation and related benefits, professional services fees, facilities costs, and advertising and promotional costs. General and administrative expenses decreased from $746,000 in the three months ended September 30, 2002 to $730,000 in the three months ended September 30, 2003 and increased from $2,668,000 in the nine months ended September 30, 2002 to $2,275,000 in the nine months ended September 30, 2003. This decrease was primarily a result of the decreased rent expense associated with facilities abandoned in the second quarter of 2002, and a decrease in professional services fees as a result of the termination in 2002 of the proposed merger with Franklin.

EQUITY IN LOSSES AND IMPAIRMENT OF INVESTMENTS IN UNCONSOLIDATED AFFILIATES. Equity in losses and Impairment of investments in unconsolidated affiliates was $22,000 in the three months ended September 30, 2002 and $3,000 in the three months ended September 30, 2003, and $604,000 in the nine months ended September 30, 2002 and $110,000 in the nine months ended September 30, 2003. Equity in losses of unconsolidated affiliates is a result of the Company's minority ownership in Broadstream, NetPro and InSys that have been accounted for under the equity method of accounting. Under the equity method of accounting, the Company's proportionate share, calculated on an as-if-converted basis, of the investee's operating losses and amortization of the Company's net excess investment over its equity in the investee's net assets is included in equity in losses of unconsolidated affiliates. Impairment of investments in unconsolidated affiliates is a result of the cessation of NetPro's and LiveSky's operations in 2002. The Company evaluated the recoverability of its investments in light of the carrying values relative to future cash flows. As a result of this analysis, in 2002 the Company recorded impairment charges that reduced the remaining NetPro and LiveSky investment balances to $0.

INTEREST AND DIVIDEND INCOME. Interest and dividend income was $221,000 in the three months ended September 30, 2002 and $26,000 in the three months ended September 30, 2003, and $628,000 in the nine months ended September 30, 2002 and $95,000 in the nine months ended September 30, 2003. The decrease in interest and dividend income for the nine months ended September 30, 2003 was attributable to a decrease in the Company's notes receivable as a result of repayment. Interest income in future periods may fluctuate as a result of the average cash the Company maintains and changes in the market rates of the Company's cash equivalents. The Company expects that the average cash balance may continue to decrease as the Company continues to incur operating losses.

INCOME TAXES. The Company has available estimated net operating loss carry forwards for income tax purposes of approximately $23,839,475 through the period ended September 30, 2003, which expire on various dates from 2003 through 2023. A full valuation allowance has been established due to uncertainty whether the Company will generate sufficient taxable earnings to utilize the available net operating loss carryforwards. A portion of the Company's net operating loss carryforwards may also be limited due to significant changes in ownership under
Section 382 of the Tax Reform Act of 1986.

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

WORKING CAPITAL AND RESULTS OF OPERATIONS

The Company had $5,963,000 in cash and cash equivalents available as of September 30, 2003, invested predominantly in instruments that are highly liquid, investment grade securities that have maturities of less than 45 days.

Beginning in the third quarter of 2001, in response to continued unfavorable market conditions for its services, the Company embarked on a review of its operations with the goal of formulating a course of action to minimize near term losses, capital expenditures and reduce cash outflows. As of September 30, 2003, the Company has no revenue generating operations, a limited number of employees and has significantly reduced fixed expenses. During the nine months ended September 30, 2003, the Company used $1,519 to fund operations.

The Company's future contractual obligations at September 30, 2003 were as follows:

                               Amounts Due in Fiscal Year Ending December 31,
-------------------------------------------------------------------------------------------------------------
                                                                                                    2007 and
                                                 2003        2004           2005          2006    Thereafter
                                               -------     -------        --------       -------  ----------
                                                                      (in thousands)
Operating leases.......................        $    28     $    --       $      --       $    --    $     --
Capital Leases.........................              2           1              --            --          --
                                               -------     -------        --------       -------    --------
                                               $    30     $     1       $      --       $    --    $     --
                                               =======     =======        ========       =======    ========


         The Company intends to fund these obligations from its cash on hand at September 30, 2003.

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

         As of September 30, 2003, the Company held cash and cash equivalents with an average maturity of 45 days or less.

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

2.6 Agreement and Plan of Merger by and among Change Technology Partners, Inc., CTP/N Merger Corp. and Neurologix, Inc., dated as of August 13, 2003 (filed as an exhibit to the Registrant's Report of Form 8-K dated August 13, 2003 and incorporated herein by reference).

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

10.26 Separation Agreement and General Release by and between Change Technology Partners, Inc. and William B. Avery, dated as of June 17, 2003.

10.27 Senior Secured Promissory Note issued by Neurologix, Inc. to Change Technology Partners, Inc. dated August 13, 2003 (filed as an exhibit to the Registrant's Report on Form 8-K dated August 13, 2003 and incorporated herein by reference).

10.28 Voting Agreement by and among CTP/N Merger Corp., certain Securityholders of Neurologix, Inc., Change Technology Partners, Inc. and Neurologix, Inc. dated as of August 13, 2003 (filed as an exhibit to the Registrant's Report on Form 8-K dated August 13, 2003 and incorporated herein by reference).

31.1     Certification pursuant to Section 302 of the Sarbanes-Oxley Act of
         2002.

31.2     Certification pursuant to Section 302 of the Sarbanes-Oxley Act of
         2002.

32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         (b) The following reports on Form 8-K were filed with the SEC during the third quarter of 2003:

                  (i) On July 15, 2003 reporting matters under Item 2, Acquisition or Disposition of Assets, and Item 7, Financial Statements and Exhibits.

                  (ii) On August 13, 2003 reporting matters under Item 5, Other Events, and Item 7, Financial Statements and Exhibits.

ITEM 7 - SIGNATURES

         In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         Dated: November 14, 2003


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