Form 10-K
period 2003-12-31
NEUROLOGIX INC/DE
filed 2004-04-09
CIK 356591

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2003

Commission File Number 0-13347

NEUROLOGIX, INC.

Delaware	13-1582875
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One Bridge Plaza, Fort Lee, New Jersey	07024
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (201) 592-6451

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $.001 per share

(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant as of April 6, 2004 was $16,670,544.

The number of shares outstanding of the registrant’s Common Stock, par value $.001 per share, as of April 6, 2004 was 562,785,840.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required in Part III of this Annual Report on Form 10-K is incorporated herein by reference to the registrant’s Proxy Statement for its 2004 Annual Meeting of Stockholders.

PART I

Item 1. Business

Recent Developments

During the year ended December 31, 2001, the Board of Directors (the “Board”) of Neurologix, Inc. (formerly known as Change Technology Partners, Inc. and referred to herein as the “Company” or the “Registrant”) voted to divest the Company of a majority of its then existing operations. On September 30, 2002, the Board adopted a plan of liquidation and dissolution in order to maximize stockholder value, and noted that if no suitable business opportunities became available to it, subject to stockholder approval, it would commence liquidation in 2003. This plan permitted the Board to amend, modify or abandon same if it determined that doing so would be in the best interests of the Company and its stockholders.

On June 30, 2003, the Company completed the sale of all of its operations when it sold Papke-Textor, Inc. d/b/a Canned Interactive (“Canned Interactive”). Canned Interactive, which designs and produces interactive media such as digital video discs (DVDs) and web sites, primarily for entertainment, consumer goods, sports and technology companies, was the Company’s sole source of operating revenues from December 2001 through June 30, 2003.

On June 18, 2003, the Company signed a letter of intent with Neurologix Research, Inc. (formerly known as “Neurologix, Inc.” and referred to herein as “NRI”) to merge a newly-formed, wholly-owned subsidiary of the Company (“CTP/N Merger Corp.”) with and into NRI, with NRI surviving as a wholly-owned subsidiary of the Company (the “Merger”). On August 13, 2003, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”), with NRI and CTP/N Merger Corp. The consummation of the Merger was approved by the stockholders of the Company on February 9, 2004 and the Merger was completed on February 10, 2004.

The Company’s history and business through December 31, 2003 will be described in the first part of this Item 1 followed by a description of the business of NRI.

Definitions

As used in this Annual Report, the following terms shall have the following meanings:

“Arinco” shall mean Arinco Computer Systems Inc. (formerly known as Change Technology Partners, Inc.), a New Mexico corporation that was the predecessor to the Company.

“Board” shall mean the Board of Directors of the Company.

“Canned Interactive” shall mean Papke-Textor, Inc., a California corporation doing business as Canned Interactive.

“Change” shall mean Change Technology Partners, Inc., formerly known as Pangea Internet, Inc., a Delaware corporation, now known as Neurologix, Inc. and referred to herein as the “Company” or the “Registrant”.

“Company” shall mean Neurologix, Inc., a Delaware corporation formerly known as Change, and its predecessor, Arinco.

“CTP/N Merger Corp.” shall mean CTP/N Merger Corp., a Delaware corporation wholly-owned by the Company, which merged with and into NRI pursuant to the Merger Agreement.

“Merger” shall mean the merger which closed on February 10, 2004 pursuant to which NRI merged with and into a newly-formed, wholly-owned subsidiary of the Company.

“Merger Agreement” shall mean the Agreement and Plan of Merger, dated August 13, 2003, by and among the Company, CTP/N Merger Corp. and NRI providing for the Merger.

“NRI” shall mean Neurologix Research, Inc., a Delaware corporation, that merged on February 10, 2004 with CTP/N Merger Corp. pursuant to the Merger Agreement and thereby became a wholly-owned subsidiary of the Company.

“Registrant” shall mean the Company.

History and Business of the Company during the year ended December 31, 2003

Arinco, the predecessor to Change, was incorporated in New Mexico on March 31, 1978, for the principal purpose of serving its subsidiary operations, which included the sale of telecommunications equipment and services and the retail sales of computers. Arinco became public in 1982. From 1985 to March 2000, Arinco had no business operations. In March 2000, an investor group acquired control of Arinco through an investment of $40,000,000 in exchange for newly issued convertible preferred stock of Arinco (which was all subsequently converted to common stock). Following this investment, in September 2000, Arinco formed Change as a new, wholly-owned subsidiary incorporated in Delaware, and merged with and into Change for the purpose of changing its state of incorporation to Delaware. All of the stockholders of Arinco became stockholders of Change, and Change commenced a new consulting business strategy focusing on internet and e-services and digital media solutions.

Until approximately July 2001, the Company provided a broad range of consulting services, including e-services and technology strategy, online branding, web architecture and design, systems integration, systems architecture and outsourcing. However, the Company was not successful with its business strategy and therefore, the Board voted to divest the Company of a majority of its then existing operations. On September 30, 2002, the Board adopted a plan of liquidation and dissolution in order to maximize stockholder value and noted that if no suitable business opportunities became available to it, subject to stockholder approval, it would commence liquidation in 2003. The Board was given authority to amend, modify or abandon the plan if it determined that doing so would be in the best interests of the Company and its stockholders.

During the period from December 2001 through June 30, 2003, Canned Interactive, which designs and produces interactive media such as digital video discs (DVDs) and web sites, primarily for entertainment, consumer goods, sports and technology companies, was the Company’s sole source of operating revenues. On June 30, 2003, the Company sold all of the issued and outstanding shares of Canned Interactive to a limited partnership of which Canned Interactive’s managing director is the general partner. As a result of this divestiture, the Company recognized a loss of $274,000. Additionally, the Company recognized an impairment charge of $1,782,000, which is included in the loss from discontinued operations for the year ended December 31, 2003, to reduce the carrying amount of the Company’s goodwill ascribed to its single reporting unit to $0 at December 31, 2003.

With the sale of Canned Interactive, the Company ceased to have any continuing operations. At December 31, 2003, the Company’s only employee was its Chief Executive Officer who served until the closing of the Merger.

For a description of the history of the Company’s investments in and loans to unconsolidated affiliates and its acquisitions and divestitures since the investor group acquired control of the Company in March 2000, see Notes 5 and 6 of the Notes to the Company’s Consolidated Financial Statements in Item 8 hereof.

Business of the Company following the Merger

On February 10, 2004, pursuant to the Merger Agreement, CTP/N Merger Corp., a wholly-owned subsidiary of the Company, merged with and into NRI, with NRI surviving as a wholly-owned subsidiary of the Company.

General

NRI is a development stage company, involved in developing treatments for disorders of the brain and central nervous system using gene therapy and other innovative therapies. These treatments are designed as alternatives to conventional surgical and pharmacological treatments.

NRI’s scientific founders, Dr. Matthew J. During and Dr. Michael G. Kaplitt, have collaborated for more than ten years in working with central nervous system disorders. Their research spans from animal studies (for gene therapy in Parkinson’s disease) to completed Phase I human clinical trials (for Canavan’s disease, a fatal degenerative disorder).

NRI’s initial development efforts are focused on gene therapy products for treating Parkinson’s disease and epilepsy. NRI’s core gene therapy technology, which it refers to as NLX, is currently being tested in a Phase I human clinical trial, sponsored by NRI, to treat Parkinson’s disease. A Phase I clinical trial tests the safety, as opposed to efficacy, of a proposed treatment. The clinical trial is being conducted by Dr. During and Dr. Kaplitt. As part of this clinical trial, twelve patients with Parkinson’s disease will undergo surgical gene therapy at The New York Presbyterian Hospital/Weill Medical College of Cornell University. The first of these surgeries was performed in August 2003 and marks the first time that gene therapy products have been used in a human to attempt to treat Parkinson’s disease. As of February 29, 2004, the surgery has been performed on 3 additional patients and NRI expects the remaining 8 surgeries to be completed in or about mid-2005. With guidance during the approval process from the National Institutes of Health, or NIH, and the Food and Drug Administration, or FDA, Dr. During and Dr. Kaplitt designed a clinical trial aimed at minimizing complications to patients participating in the study. Subject to the successful completion of the Phase I clinical trial, NRI expects to proceed with a Phase II human clinical trial to demonstrate the efficacy of NLX in treating Parkinson’s disease.

NRI was established in 1999. Between 1999 and 2002, NRI conducted its gene therapy research through sponsorship agreements with Thomas Jefferson University, The Rockefeller University and the University of Auckland. In October 2002, NRI opened a laboratory facility in Delaware and hired a staff, with the objective of manufacturing its current gene therapy products for use in pre-clinical trials and to continue research and development of additional gene therapy products. In September 2003, NRI relocated this laboratory from Delaware to New York.

Business Strategy

NRI’s objective is to develop and commercialize long-term, cost-effective treatments for disorders of the brain and central nervous system. Key elements of NRI’s strategy are:

•	Focus resources on development of NLX technology. NRI intends to focus its research and development efforts on what it believes are achievable technologies having practical applications. Consequently, NRI expects to initially allocate substantially all of its resources and efforts to the development of its first-generation NLX products for the treatment of Parkinson’s disease and epilepsy.

•	Focus on central nervous system disorders that are likely to be receptive to gene therapy treatment. To attempt to reduce the technical and commercial risks inherent in the development of new gene therapies, NRI intends to pursue treatments for neurological diseases for which:

•	the gene function is defined;

•	animal studies, including studies involving non-human primates, have indicated that gene therapy technology may be effective in treating the disease;

•	partial correction of the disease is expected to be established;

•	clinical testing can be conducted in a relatively small number of patients within a reasonably short time period.

•	Establish strategic relationships to facilitate research and manufacturing. NRI intends to seek to establish collaborative research and manufacturing relationships with universities and companies involved in the development of gene therapy and other technologies. NRI expects that such relationships, if established, will reduce the resources that NRI would otherwise have to provide to manufacture gene therapy products and conduct clinical trials involving these products.

Technology Overview

DNA is organized into segments called genes, with each gene representing the information necessary to make one particular protein. Occasionally, the DNA for one or more genes can be defective, resulting in the absence or improper production of a functioning protein in the cell. This improper expression can alter a cell’s normal function and can frequently result in a disease. One goal of gene therapy is to treat these diseases by delivering DNA containing the corrected gene into cells. Also, gene therapy can increase or decrease the synthesis of gene products, or introduce new genes in a cell and thus provide new functions to that cell. There are several different ways of delivering genes to cells. Each of the methods of delivery uses carriers, called “vectors,” to transport the genes into cells. Similar to the relationship between a delivery truck and its cargo, the vector (the “truck”) provides a mode of transport and the therapeutic agent (the “cargo”) provides the disease remedy. These carriers can be either man-made components or modified viruses. The use of viruses takes advantage of their natural ability to introduce DNA into cells. Gene therapy takes advantage of this property by replacing viral DNA with a specific gene. Once the vector inserts the gene into the cell, the gene acts as a blueprint directing the cell to make the therapeutic protein.

For its first-generation of products, NRI intends to exclusively utilize the adeno-associated virus (“AAV”) vector. In 1994, Dr. Michael Kaplitt and Dr. Matthew During demonstrated that AAV could be a safe and effective vehicle for gene therapy in the brain. Since that time, AAV has been used safely in a variety of clinical gene therapy trials and, to NRI’s knowledge, the virus has never been associated with any human disease.

NRI believes that the benefits of AAV vector gene therapy technology include:

•	Safety. AAV vectors are based on a virus that, to NRI’s knowledge, has never been associated with a human disease.

•	Efficiency of Delivery. AAV vectors are effective at delivering genes to cells. Once in the cell, genes delivered by AAV vectors in animal models have produced large amounts of protein on a continuous basis, often for months or longer from a single administration.

•	Ability to Deliver Many Different Genes. The vast majority of the coding part of genes (cDNA) fit into AAV vectors and have been successfully delivered to a wide range of cell types.

•	A Simpler and Safer Option than Standard Surgery. NRI intends to administer the AAV vector-based products in a procedure that is simpler and safer than other common surgical procedures.

•	Stability. Unlike other viruses, AAV is stable under a wide range of conditions. This allows AAV vectors to be handled like normal pharmaceutical products, lending themselves to traditional shipping and storing procedures.

Product Development

NRI’s initial focus is to develop therapeutic products to meet the needs of two classes of patients: those suffering from Parkinson’s disease and those suffering from epilepsy.

Parkinson’s Disease

Parkinson’s disease is a neurodegenerative disorder; it arises from the gradual death of nerve cells. Parkinson’s disease is a progressive and debilitating disease that affects the control of movement and is characterized by four principal symptoms:

•	rigidity of the limbs,

•	tremor of the limbs,

•	bradykinesia of the limbs and body evidenced by difficulty and slowness of movement, and

•	postural instability.

Physicians and patients have long recognized that this disease, or treatment complications, can cause a wide spectrum of other symptoms, including dementia, abnormal speech, sleep disturbances, swallowing problems, sexual dysfunction, and depression.

Rigidity, tremor, and bradykinesia result, primarily, from a loss of dopamine in two regions of the brain: the substantia nigra and striatum. Dopamine is a chemical, or neurotransmitter, which enhances or facilitates the flow of impulses from nerve cells (neurons) in the substantia nigra to nerve cells in the striatum. Standard therapy for Parkinson’s disease often involves use of levodopa, a drug which stimulates production of dopamine. However, over extended periods of time levodopa often declines in its effectiveness. In advanced stages of Parkinson’s disease, as the disease becomes more and more debilitating, it becomes necessary and advisable to accept a riskier and potentially more invasive medical procedure to treat the disease. It is at this juncture that surgical procedures (deep brain stimulators, lesion removal, etc.) are commonly advised. NRI believes that the glutamic acid decarboxylase, or GAD, gene can be used to selectively target gene expression and alter the neural circuitry affected in Parkinson’s disease. NRI’s technology inserts a GAD gene into the AAV based viral vector. The GAD gene is responsible for making gamma aminobutyric acid, which is released by nerve cells to inhibit or dampen activity. NRI’s gene therapy is designed to reset the overactive brain cells to inhibit electrical activity and return brain network activity to more normal levels without destroying brain tissue and without implanting hardware.

According to the National Parkinson Foundation, there are approximately 1.2 million Parkinson’s patients in the United States and Canada. While the peak onset of Parkinson’s disease is age 60 years, Parkinson’s disease is not just a disease of middle or old age: 15% of Parkinson’s disease patients are 50 years or less and 10% are 40 years or less.

Epilepsy

Epilepsy, which involves recurring seizures, is caused by periodic episodes of repetitive, abnormal electrochemical disturbance in the central nervous system, beginning in the brain. Generalized seizures happen when massive bursts of electrical energy sweep through the whole brain at once, causing loss of consciousness, falls, convulsions or intense muscle spasms. Partial seizures happen when the disturbance occurs in only one part of the brain, affecting the physical or mental activity that area of the brain controls. Seizures may also begin as partial or focal seizures and then generalize.

NRI believes that its technology can be applied to the treatment of epilepsy with advantages over the currently available treatments for epilepsy. NRI’s proposed treatment uses gene-transfer technology to deliver genes which restore the chemical balance but only in the areas in which the disease process is occurring.

According to the Epilepsy Foundation (USA), epilepsy affects approximately 2.3 million Americans of all ages and backgrounds, making it one of the most common neurological diseases in this country. Approximately 181,000 new cases of seizures and epilepsy occur each year, with 76% of epileptic Americans below age 65. Despite treatment, 44% of people with epilepsy continue to have seizures.

Patents and Other Proprietary Rights

NRI believes that its success will depend on its ability to protect its proprietary technology. NRI is actively pursuing a policy of seeking patent protection for its proprietary products and technologies which NRI believes are patentable and where NRI believes its interests are best served by seeking patent protection. NRI has exclusive licenses to 3 issued U.S. patents, 6 pending U.S. patent applications and 6 pending foreign patent applications. NRI also owns 1 issued patent and has 3 additional U.S. pending patent applications covering gene therapy technologies and 1 non-exclusive license to an issued patent covering delivery mechanisms for gene therapy.

NRI has entered into agreements with The Rockefeller University, Auckland UniServices, Ltd., Thomas Jefferson University and University Health Network (University of Toronto) to fund gene therapy research projects at these institutions. These agreements grant NRI a right of first refusal to obtain, upon commercially reasonable terms, exclusive license rights to any intellectual property developed in the course of the sponsored research projects. NRI relies on trade secrets, technical know-how and continuing technological innovation to develop and maintain its competitive position. NRI requires all of its employees and consultants to execute confidentiality and assignment of invention agreements. These agreements typically provide that (i) all materials and confidential information developed or made known to the individual during the course of the individual’s relationship with NRI is to be kept confidential and not disclosed to third parties except in specific circumstances and (ii) all inventions arising out of the relationship with NRI shall be NRI’s exclusive property. These agreements may not provide meaningful protection for NRI’s trade secrets in the event of unauthorized use or disclosure of NRI’s confidential information.

Manufacturing

For the current Phase I trial, NRI has entered into an agreement with Auckland UniServices, Ltd. for the production of AAV in bulk. This product is shipped to NRI’s US facility, where it is purified to final product form. Both facilities operate in general accordance with FDA guidelines for good laboratory practices (GLP), with standard operating procedures approved by the FDA as defined in the active Investigational New Drug Application #9994.

Competition

Although NRI is not aware of any other company currently conducting clinical trials of gene therapy products in humans to treat Parkinson’s disease or epilepsy, NRI faces intense competition from pharmaceutical companies, biotechnology companies, universities, governmental entities and other healthcare providers developing alternative treatments for these diseases. Alternative treatments include surgery, deep brain stimulator implants and the use of pharmaceuticals. NRI may face competition from companies and institutions involved in developing gene therapy and cell therapy treatments for other diseases, whose technologies may be adapted for the treatment of central nervous system disorders. Some companies, such as Avigen, Inc., Cell Genesys, Inc., and Targeted Genetics Corporation, have significant experience in developing and using AAV vectors to deliver gene therapy products.

Many of NRI’s competitors have significantly greater research and development capabilities than NRI, as well as substantial marketing, manufacturing, financial and managerial resources. Acquisitions of, or investments in, NRI’s competitors by larger companies, as well as competitors’ entry into collaborative relationships with large pharmaceutical companies and academic institutions, could increase NRI’s competitors’ financial, marketing, manufacturing and other resources. Developments by others may render NRI’s products or technologies noncompetitive or obsolete.

Government Regulation

The production and marketing of NRI’s proposed products and research and development activities are subject to extensive regulation for safety, efficacy and quality by numerous governmental authorities in the

United States and potentially other foreign countries. In the United States, the FDA regulates, among other things, the testing, manufacturing, safety, efficacy, labeling, storage, record keeping, advertising and promotional practices and import and export of drugs and biological products.

In addition, in the event that NRI seeks to commercialize a product embodying technology covered by a patent that was exclusively licensed to NRI by an educational or other non-profit institution in the United States, NRI may be required to manufacture such product substantially in the United States, if the technology resulted from federally funded research.

Employees

As of the closing of the Merger on February 10, 2004, NRI had three full-time employees, including two research scientists with doctoral degrees. These research scientists have expertise in virology, protein chemistry and molecular biology. In addition to its research staff, NRI’s President, Dr. Martin J. Kaplitt (who is the father of Dr. Michael G. Kaplitt, one of the Company’ scientific founders) was employed on a part-time basis and Mark S. Hoffman was serving as NRI’s Secretary-Treasurer, without any compensation. Upon the closing of the Merger, Dr. Martin Kaplitt and Mr. Hoffman assumed the same positions with the Company.

NRI’s employees are not subject to any collective bargaining agreements and it regards its relations with its employees to be good.

Scientific Advisory Board

NRI has assembled a scientific advisory board that currently consists of five members. The scientific advisory board advises NRI on the selection, implementation and prioritization of its research programs. As at the closing of the Merger, NRI’s scientific advisory board consisted of the following individuals:

Dr. Paul Greengard, Scientific Advisory Board Chairman. Dr. Greengard has been a member and chairman of NRI’s scientific advisory board since July 2003. Dr. Greengard is the Vincent Astor Professor and Chairman of the Laboratory of Molecular and Cellular Neuroscience at The Rockefeller University. Dr. Greengard was awarded the 2000 Nobel Prize in Physiology or Medicine. Dr. Greengard received a Ph.D. in biophysics from Johns Hopkins University. Prior to joining The Rockefeller University in 1983, Dr. Greengard was the director of biochemical research at the Geigy Research Laboratories and subsequently Professor of Pharmacology and Professor of Psychiatry at the Yale University School of Medicine. Dr. Greengard is an elected member of the U.S. National Academy of Sciences and its Institute of Medicine and of the American Academy of Arts and Sciences. He is also a foreign member of the Royal Swedish Academy of Sciences and a member of the Norwegian Academy of Science and Letters.

Andrew Brooks, Ph.D., Scientific Advisory Board Member. Dr. Brooks has been a member of NRI’s scientific advisory board since January 2002. Dr. Brooks is currently the Director of the Center for Functional Genomics in the Aab Institute for Biomedical Science at the University of Rochester from which he also received his Ph.D.

Matthew J. During, M.D., Scientific Consultant, Scientific Advisory Board Member. Dr. During has been a member of NRI’s scientific advisory board since October 1999. He is currently Professor of Molecular Medicine and Pathology at the University of Auckland in New Zealand where he directs neuroscience and gene therapy programs. He also served as Director of the CNS Gene Therapy Center and Professor of Neurosurgery at Jefferson Medical College from 1998 through 2002. From 1989 through 1998, Dr. During was a faculty member at Yale University where he directed a program on the molecular basis of learning and memory and headed Yale’s first gene therapy protocol. Dr. During is a graduate of the University of Auckland School of Medicine and did further postgraduate training at M.I.T. from 1985 to 1987, Harvard Medical School from 1986 to 1989 and Yale from 1988 to 1989.

Michael G. Kaplitt, M.D., Ph.D., Scientific Consultant, Scientific Advisory Board Member. Dr. Kaplitt has been a member of NRI’s scientific advisory board since October 1999. Dr. Kaplitt is Assistant Professor of Neurosurgery, Director of Stereotactic and Functional Neurosurgery and Director of the Laboratory of Molecular Neurosurgery at Weill Medical College of Cornell University. He is also a Clinical Assistant Attending, Division of Neurosurgery, Department of Surgery at Memorial-Sloan Kettering Cancer Center, and Adjunct Faculty, Laboratory of Neurobiology and Behavior at The Rockefeller University. Dr. Kaplitt graduated magna cum laude with a bachelor’s degree in molecular biology from Princeton University. He received his M.D. from Cornell University School of Medicine in 1995, where he completed his residency in Neurosurgery and a Ph.D. in molecular neurobiology from The Rockefeller University. Dr. Michael Kaplitt is the son of Dr. Martin Kaplitt, who is President and the Chairman of the Board of NRI and, upon the closing of the Merger, became the President and the Chairman of the Board of the Company and one of its principal stockholders.

Andres M. Lozano, M.D., Ph.D., Scientific Advisory Board Member. Dr. Lozano has been a member of NRI’s scientific advisory board since April 2001. He is currently Professor of Neurosurgery and holds the Ronald Tasker Chair in Stereotactic and Functional Neurosurgery at The University of Toronto. Dr. Lozano received his M.D. from the University of Ottawa and a Ph.D. from McGill University. He completed a residency in Neurosurgery at the Montreal Neurological Institute prior to joining the staff at the University of Toronto. Dr. Lozano is currently the Secretary of both the American Society for Stereotactic and Functional Neurosurgery and the World Society for Stereotactic and Functional Neurosurgery.

Risk Factors

The following sets forth some of the business risks and challenges facing NRI as it seeks to develop its business:

•     NRI is a development stage company with a limited operating history that makes it impossible to reliably predict future growth and operating results.

•     NRI has not demonstrated that it can:

–	discover gene therapies that will be effective in treating Parkinson’s disease or any other disease;

–	obtain the regulatory approvals necessary to commercialize product candidates that it may develop in the future;

–	manufacture, or arrange for third-parties to manufacture, future product candidates in a manner that will enable the company to be profitable;

–	attract, retain and manage a large, diverse staff of physicians and researchers;

–	establish many of the business functions necessary to operate, including sales, marketing, administrative and financial functions, and establish appropriate financial controls;

–	develop relationships with third-party collaborators to market and exploit the technologies that NRI may develop;

–	make, use and sell future product candidates without infringing upon third party intellectual property rights;

–	secure meaningful intellectual property protection covering its future product candidates; or

–	respond effectively to competitive pressures.

•     If the pending Phase I clinical trial for treatment of Parkinson’s disease using NLX is unsuccessful, future operations and the potential for profitability will be significantly adversely affected and the business may not succeed.

•     NRI is still in the development stage and has not generated any revenues. From inception through December 31, 2003 it has incurred net losses and negative cash flows from operating activities of

$5,837,000 and $4,905,000, respectively. Management believes that NRI will continue to incur net losses and cash flow deficiencies from operating activities for the foreseeable future. Because it may take years to develop, test and obtain regulatory approval for a gene-based therapy product before it can be sold, NRI likely will continue to incur significant losses for the foreseeable future. Accordingly, it may never be profitable and, if it does become profitable, it may be unable to sustain profitability.

•     Since the Company’s existing resources will not be sufficient to enable NRI to obtain the regulatory approvals necessary to commercialize its current or future product candidates, it will need to raise additional funds through public or private equity offerings, debt financings or additional corporate collaboration and licensing arrangements. Availability of financing depends upon a number of factors beyond the Company’s control, including market conditions and interest rates. The Company does not know whether additional financing will be available when needed, or if available, will be on acceptable or favorable terms to it or its stockholders.

•     NRI’s future success depends, to a significant degree, on the skills, experience and efforts of NRI’s current key physicians and researchers, including Dr. Matthew J. During and Dr. Michael G. Kaplitt. If either Dr. During or Dr. Kaplitt were unable or unwilling to continue present relationships with NRI, it is likely that NRI’s business, financial condition, operating results and future prospects would be materially adversely affected.

•     The industry in which NRI competes is subject to stringent regulation by a wide range of regulatory authorities. NRI may not obtain regulatory approval for any future product candidates it develops. To market a pharmaceutical product in the United States requires rigorous preclinical testing and clinical trials of the product must be completed and an extensive regulatory approval process implemented by the Food and Drug Administration, or FDA. To date, neither the FDA nor any other regulatory agency has approved a gene therapy product for sale in the United States. Satisfaction of regulatory requirements typically takes many years, is dependent upon the type, complexity and novelty of the product and requires the expenditure of substantial resources. NRI may encounter delays or rejections in the regulatory approval process resulting from additional governmental regulation or changes in FDA policy during the period of product development, clinical trials and FDA regulatory review.

•     Failure to comply with applicable FDA or other applicable regulatory requirements may result in criminal prosecution, civil penalties, recall or seizure of products, total or partial suspension of production or injunction, as well as other regulatory action against NRI’s future product candidates or NRI itself. Outside the United States, the ability to market a product is also contingent upon receiving clearances from appropriate foreign regulatory authorities. The non-U.S. regulatory approval process includes similar risks to those associated with FDA clearance.

•     NRI will need to conduct significant additional research and animal testing, referred to as preclinical testing, before clinical trials involving other future product candidates can be conducted. It may take many years to complete preclinical testing and clinical trials and failure could occur at any stage of testing. Acceptable results in early testing or trials may not be repeated in later tests. Whether any products in preclinical testing or early stage clinical trials will become approved products is unknown. Before applications can be filed with the FDA for product approval, it must be demonstrated that a particular future product candidate is safe and effective. NRI’s failure to adequately demonstrate the safety and efficacy of future product candidates would prevent the FDA from approving them. NRI’s product development costs will increase if it experiences delays in testing or regulatory approvals or if it becomes necessary to perform more or larger clinical trials than planned. If the delays are significant, they could negatively affect NRI’s financial results, ability to raise capital and the commercial prospects for future product candidates.

•     NRI’s future success depends upon health care administrators and providers, patients and third-party payors’ (including, without limitation, health insurance companies, Medicaid and Medicare) acceptance of its products. Market acceptance will depend on numerous factors, many of which are outside the Company’s control, including:

–	the safety and efficacy of future product candidates, as demonstrated in clinical trials;

–	favorable regulatory approval and product labeling;

–	the frequency of product use;

–	the availability, safety, efficacy and ease of use of alternative therapies;

–	the price of future product candidates relative to alternative therapies; and

–	the availability of third-party reimbursement.

•     Patient complications that may occur in gene-based clinical trials conducted by NRI and other companies and the resulting publicity surrounding them, as well as any other serious adverse events in the field of gene therapy that may occur in the future, may result in greater governmental regulation of future product candidates and potential regulatory delays relating to the testing or approval of them. Even with the requisite approval, the commercial success of NRI’s product candidates will depend in part on public acceptance of the use of gene therapies for the prevention or treatment of human disease. Public attitudes may be influenced by claims that gene therapy is unsafe, and gene therapy may not gain the acceptance of the public or the medical community. Negative public reaction to gene therapy could result in greater governmental regulation, stricter clinical trial oversight and commercial product labeling requirements of gene therapies and could negatively affect demand for any products NRI may develop.

•     Unanticipated side effects, patient discomfort, defects or unfavorable publicity concerning any of NRI’s future product candidates, or any other product incorporating technology similar to that used by future product candidates, could have a material adverse effect on NRI’s ability to commercialize its products or achieve market acceptance.

•     NRI does not have any experience in manufacturing products for commercial sale and if NRI is not successful in engaging a third-party to manufacture its products, no assurance can be provided that it will be able to:

–	develop and implement large-scale manufacturing processes and purchase needed equipment and machinery on favorable terms;

–	hire and retain skilled personnel to oversee manufacturing operations;

–	avoid design and manufacturing defects; or

–	develop and maintain a manufacturing facility in compliance with governmental regulations, including the FDA’s good manufacturing practices.

•     NRI, or third-party manufacturers that it contracts with to manufacture any future product candidate, must receive FDA approval before producing clinical material or commercial products. NRI’s future product candidates may compete with other products for access to third-party manufacturing facilities and may be subject to delays in manufacture if third party manufacturers give priority to products other than NRI’s future product candidates. NRI may be unable to manufacture commercial-scale quantities of gene-based therapy products, or any quantities at all. Failure to successfully manufacture products in commercial-scale quantities, and on a timely basis, would prevent NRI from achieving its business objectives.

•     For the current Phase I trial, NRI relies on its supply agreement with Auckland UniServices, Ltd. in New Zealand for production of AAV in bulk form. This arrangement carries risks of shipment delays as well as other uncertainties associated with overseas manufacturing.

•     Because of the complex and difficult legal and factual questions that relate to patent positions in NRI’s industry, no assurance can be provided that its future product candidates or technologies will not be found to infringe upon the intellectual property or proprietary rights of others. Third parties may claim that future product candidates or NRI’s technologies infringe on their patents, copyrights, trademarks or other proprietary rights and demand that it cease development or marketing of those products or technology or pay license fees. NRI may not be able to avoid costly patent infringement litigation, which will divert the attention of management and cash resources away from the development of new products and the operation of its business. No assurance can be provided that NRI would prevail in any such litigation. If NRI is found to have infringed on a third party’s intellectual property rights it may be liable for money damages, encounter significant delays in bringing products to market or be precluded from manufacturing particular future product candidates or using particular technology.

•     Clinical trials of future product candidates, and any subsequent sales of products employing NRI’s technology, may involve injuries to persons using those products as a result of mislabeling, misuse or product failure. Product liability insurance is expensive. Although NRI has purchased product liability insurance to cover claims made during the expected duration of the ongoing Phase I clinical trials, there can be no assurance that this insurance will be available to NRI in the future on satisfactory terms, if at all. A successful product liability claim or series of claims brought against NRI in excess of any insurance coverage that it may obtain in the future could have a material adverse effect on its business, financial condition, results of operations and future prospects.

•     NRI’s research and development processes may involve the use of hazardous materials, including chemicals and radioactive and biological materials. The risk of accidental contamination or discharge or any resultant injury from these materials cannot be completely eliminated. Federal, state and local laws and regulations govern the use, manufacture, storage, handling and disposal of these materials. NRI could be subject to civil damages in the event of an improper or unauthorized release of, or exposure of individuals to, such hazardous materials. In addition, claimants may sue NRI for injury or contamination that results from its use or the use by third parties of these materials and NRI’s liability may exceed its total assets. Compliance with environmental laws and regulations may be expensive and current or future environmental regulations may impair NRI’s research, development or production efforts.

FORWARD LOOKING STATEMENTS

This document includes certain statements of the Company that may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and which are made pursuant to the Private Securities Litigation Reform Act of 1995. These forward-looking statements and other information relating to the Company are based upon the beliefs of management and assumptions made by and information currently available to the Company. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events, or performance, as well as underlying assumptions and statements that are other than statements of historical fact. When used in this document, the words “expects,” “anticipates,” “estimates,” “plans,” “intends,” “projects,” “predicts,” “believes,” “may” or “should,” and similar expressions, are intended to identify forward-looking statements. These statements reflect the current view of the Company’s management with respect to future events and are subject to numerous risks, uncertainties, and assumptions. Many factors could cause the actual results, performance or achievements of the Company to be materially different from any future results, performance, or achievements that may be expressed or implied by such forward-looking statements, including, among other things the factors recited under “Risk Factors” starting on Page 8 hereof.

Other factors and assumptions not identified above could also cause the actual results to differ materially from those set forth in the forward-looking statements. Although the Company believes these assumptions are reasonable, no assurance can be given that they will prove correct. Accordingly, you should not rely upon forward-looking statements as a prediction of actual results. Further, the Company undertakes no obligation to update forward-looking statements after the date they are made or to conform the statements to actual results or changes in the Company’s expectations.

Item 2. Properties

As of September 30, 2003, the Company’s lease for its office space at 537 Steamboat Road, Greenwich, Connecticut expired. From that date to the closing of the Merger, under a verbal understanding with a former subtenant, it maintained this location as its mailing address.

Effective with the closing of the Merger, the Company relocated its corporate offices to One Bridge Plaza, Fort Lee, New Jersey 07024. The Company currently uses these premises on a month-to-month basis under a verbal agreement with an affiliate that does not require the payment of rent.

NRI leases approximately 2,000 square feet of laboratory space in New York, New York. This lease, which provides for an aggregate annual rental payment of $43,620, expires on August 31, 2004.

Item 3. Legal Proceedings

None.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2003. However, on February 9, 2004, a special meeting of stockholders was held to consider the Merger Agreement. In connection with the approval of the Merger Agreement, the stockholders also approved and adopted a proposal to amend the Company’s certificate of incorporation to increase the number of authorized shares of the Company’s common stock from 500,000,000 shares to 750,000,000 shares, (ii) decrease the par value of the Company’s common stock from $0.01 per share to $0.001 per share, (iii) change the Company’s name to “Neurologix, Inc.” and (iv) increase the size of the Company’s board of directors and divide the Company’s Board into three classes, with staggered three-year terms for each class.

At such meeting, the results of the vote were as follows:

Vote	Adoption of the Merger Agreement	% Of Shares Entitled to Vote	Amendment to the Certificate of Incorporation	% Of Shares Entitled to Vote
For	92,306,708	52%	92,030,016	52%
Against	110,888	*	379,006	*
Abstain	7,000	*	15,125	*

*	Represents less than 1% of the 177,504,565 shares entitled to vote as of the record date.

While the special meeting did not involve the election of directors, as a result of the Merger, Dr. Martin J. Kaplitt, Mark S. Hoffman and Clark Johnson, directors of NRI, became directors of the Company and Austin M. Long, III and Craig J. Nickels, pre-Merger directors of the Company, continued as directors. Mr. Johnson is a Class I director and his term expires at the next Annual Meeting of Stockholders, which is expected to be held in May 2004. Dr. Kaplitt and Mr. Hoffman are Class II directors and Messrs. Long and Nickels are Class III directors. The current term of the Class II directors expires at the 2005 Annual Meeting and the current term of the Class III directors expires at the 2006 Annual Meeting.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

The Company had 462 stockholders of record as of April 6, 2004. The Company did not pay cash dividends during the three year period ended December 31, 2003 and does not intend to pay any cash dividends to stockholders in the foreseeable future.

Closing Market Price of the Company’s Common Stock, par value $.01 per share,

outstanding prior to the Merger

	2003		2002
	High	Low	High	Low
First quarter	$0.02	$0.02	$0.09	$0.04
Second quarter	$0.09	$0.01	$0.08	$0.03
Third quarter	$0.08	$0.03	$0.03	$0.01
Fourth quarter	$0.06	$0.03	$0.04	$0.01

During 2003 and until the closing of the Merger on February 10, 2004, the Company’s common stock, par value $.01 per share, was listed on the OTC Bulletin Board and traded under the symbol CTPI. Under the terms of the Merger, holders of NRI’s stock at the effective time of the Merger received 385,210,329 shares of the Company’s post-Merger common stock, par value $.001. The shares issued to former NRI stockholders were registered with the SEC on a Form S-4. Following the Merger, the Company’s common stock trades on the OTC Bulletin Board under the symbol NLGX.

Company Equity Compensation Plans

The following table sets forth information as of December 31, 2003 regarding (i) the number of securities to be issued upon exercise of outstanding options, (ii) the weighted average exercise price of such outstanding options and (iii) the number of securities remaining available for future issuance under the Company’s 2000 Stock Option Plan, which was approved by the Company’s stockholders. The Company does not have any equity compensation plan that has not been approved by the Company’s stockholders.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
2000 Stock Option Plan approved by stockholders	8,585,747	$0.12	11,414,253
Stock option grant to former Chief Executive Officer, William B. Avery, approved by stockholders	6,000,000	$0.03	—
Equity compensation plans not approved by stockholders	—	—	—

Total	14,585,747	$0.08	11,414,253

Item 6. Selected Financial Data

The table below presents the Company’s selected historical financial data for the fiscal years ended December 31, 2003, 2002, 2001, 2000 and 1999. The selected historical financial data for the fiscal years ended December 31, 2000 and 1999 has been derived from audited financial statements not included in this report. The selected historical financial data for the fiscal years ended December 31, 2003, 2002 and 2001 has been derived from audited financial statements included elsewhere in this report. The audit opinion to the financial statements for the years ended December 31, 2002, 2001 and 2000 contains an explanatory paragraph that states that the Company adopted a plan of liquidation and dissolution which raises substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of that uncertainty. The audit opinion also contains an explanatory paragraph that refers to changes in the Company’s method of accounting for goodwill and other intangibles.

On June 30, 2003, the Company sold all of the issued and outstanding shares of Canned Interactive, which had been its sole source of operating revenues since December 2001. Accordingly, the operations of Canned Interactive for all periods presented have been reclassified into a one-line presentation and are included in “Income (loss) from discontinued operations.”

In light of the sale of Canned Interactive and the Merger, the historical data presented below is not indicative of future results. You should read this information in conjunction with the audited consolidated financial statements of both the Company and NRI, including the notes to those statements (Item 8), and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of both the Company and NRI (Item 7).

NEUROLOGIX, INC. AND SUBSIDIARIES

(F/K/A CHANGE TECHNOLOGY PARTNERS, INC.)

SELECTED FINANCIAL INFORMATION

	Fiscal Year Ended December 31,
	2003	2002	2001	2000	1999
	(In thousands, except per share amounts)
Statement of Operations Data:
Revenues	$—	$—	$4,596	$1,370	$—
Cost of revenues	—	—	6,088	1,119	—

Gross profit (loss)	—	—	(1,492)	251	—
Operating expenses:
General and administrative	2,976	3,342	12,894	3,305	12
Equity based compensation	358	377	3,086	2,921	—
Severance	148	—	1,326	—	—
Loss on disposal of subsidiaries	—	—	377	—	—
Impairment losses	—	69	7,263	—	—

Loss from operations	(3,482)	(3,788)	(26,438)	(5,975)	(12)
Other income (expense)	238	194	(4,687)	(263)	20

Income (loss) from continuing operations	(3,244)	(3,594)	(31,125)	(6,238)	8
Income (loss) from discontinued operations	(1,899)	93	(1,075)	—	—

Net income (loss)	(5,143)	(3,501)	(32,200)	(6,238)	8
Dividends	—	—	—	—	(14)
Deemed dividend attributable to issuance of convertible preferred stock	—	—	—	40,000	—

Net loss applicable to common stockholders	($5,143)	($3,501)	($32,200)	($46,238)	($6)

Basic and diluted loss per common share from continuing operations	($0.02)	($0.02)	($0.23)	($1.31)	$—
Discontinued operations	($0.01)	$—	$—	$—	$—
Balance Sheet Data:
Cash, cash equivalents and marketable securities	$5,413	$2,944	$8,702	$30,333	$245
Working capital	6,640	8,413	10,660	30,012	245
Total assets	6,990	12,733	16,152	38,576	246
Total long-term obligations	—	8	74	15	—
Stockholders’ equity	$6,664	$11,619	$14,660	$37,182	$245

SUMMARY SELECTED HISTORICAL FINANCIAL DATA OF NRI

The following selected historical financial data as of December 31, 2003 and 2002, and for the fiscal years ended December 31, 2003, 2002, 2001 and 2000, have been derived from the audited financial statements of NRI, which were audited by J.H. Cohn LLP, NRI’s independent auditors. The following selected historical financial data as of December 31, 1999 and for the period from February 12, 1999 (date of inception) through December 31, 1999 is unaudited and has been derived from unaudited financial statements which, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of operations. You should read this information in conjunction with the audited financial statements of both NRI and the Company, including the notes to those statements (Item 8), and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of both NRI and the Company (Item 7).

	Fiscal Year Ended December 31,
	2003	2002	2001	2000	1999(1)
					(Unaudited)
	(In thousands, except per share amounts)
Statement of Operations Data:
Revenues (2)
Operating expenses:
Research and licensing	$1,064	$441	$326	$654	$180
Scientific consulting	206	286	203	222	41
General and administrative expenses	886	486	246	157	108

Loss from operations	(2,156)	(1,213)	(775)	(1,033)	(329)

Other income (expenses):
Dividend and interest income	16	21	—	3	1
Interest expense	(134)	(118)	(96)	(24)	—

Totals	(118)	(97)	(96)	(21)	1

Net loss	($2,274)	($1,310)	($871)	$(1,054)	($328)

Net loss per share—basic and diluted	($.93)	(.$57)	($.39)	(.48)	($.15)

	December 31,
	2003	2002	2001	2000	1999(1)
					(Unaudited)
	(In thousands)
Balance Sheet Data:
Total assets	$1,373	$1,934	$288	$284	$242
Total long-term obligations	2,363	2,238	1,925	1,100	—
Mandatorily redeemable convertible preferred stock	500	500	500	500	500
Total stockholders’ deficiency	(2,998)	(889)	(2,217)	(1,379)	(324)

(1)	Results for the fiscal year ended December 31, 1999 are from February 12, 1999, the date of inception of NRI.
(2)	NRI has never earned revenues nor declared or paid any cash dividends on its capital stock.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

(In thousands, except share and per share amounts)

The following discussion should be read in conjunction with Company’s audited consolidated financial statements and accompanying notes for the fiscal year ended December 31, 2003. The Company’s fiscal year ends on the last day of December in each year. As used in this Item 7, references to 2003, 2002 and 2001 shall mean the Company’s fiscal year ended on December 31st of such year. Certain other terms are defined in Item 1 above.

Overview and Recent Developments

During the year ended December 31, 2001, the Board voted to divest the Company of a majority of its then existing operations. On September 30, 2002, the Board adopted a plan of liquidation and dissolution in order to maximize stockholder value and noted that if no suitable business opportunities became available to it, subject to stockholder approval, it would commence liquidation in 2003. However, the plan permitted the Board to amend, modify or abandon the plan if it determined that doing so would be in the best interests of the Company and its stockholders.

On June 30, 2003, the Company completed the sale of all of its operating activities when it sold Canned Interactive to the Textor Family Limited Partnership. Canned Interactive, which designs and produces interactive media such as digital video discs (DVDs) and web sites, primarily for entertainment, consumer goods, sports and technology companies, was the Company’s sole source of operating revenues from December 2001 through June 30, 2003.

On June 18, 2003, the Company signed a letter of intent with NRI to merge CTP/N Merger Corp., a wholly-owned subsidiary of the Company, with and into NRI, with NRI surviving as a wholly-owned subsidiary of the Company. Pursuant thereto, on August 13, 2003, the Company entered into the Merger Agreement. The Merger was consummated on February 10, 2004.

As a result of the divestiture of Canned Interactive and the acquisition of NRI pursuant to the Merger, the Company’s results for 2003 are not indicative of the results to be expected for any future periods.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(In thousands, except share and per share amounts)

Critical Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates embedded in the consolidated financial statements for the periods presented concern the allowances for doubtful accounts, the estimates used in the percentage of completion method, the fair value of purchased intangible assets, and the estimated useful lives of purchased intangible assets.

Purchased Intangible Assets

At December 31, 2001, purchased intangible assets, comprised primarily of the customer lists and the workforce acquired in connection with the acquisition of Canned Interactive, were being amortized over a period of 3 years, the estimated period of benefit considering the underlying contractual relationships, the project oriented continuing revenue stream, and analysis of the Company’s retention efforts.

Effective June 2001, the Company adopted Financial Accounting Standards Board Statement of Accounting Standards (SFAS) 141, “Business Combinations.” Effective January 1, 2002, the Company adopted SFAS 142, “Goodwill and Intangible Assets” and SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS 141 requires that acquisitions entered into after June 30, 2001 be accounted for using the purchase method and establishes criteria to be used in determining whether acquired intangible assets are to be separated from goodwill. At January 1, 2002, the intangible assets consisted of goodwill and the subsumed workforce acquired in connection with the acquisition of Canned Interactive. With respect to the sale of the Canned Interactive reporting unit in June 2003, goodwill totaling $1,782 was charged to loss on disposal of discontinued operations.

SFAS 142 sets forth the accounting for goodwill and intangible assets already recorded. Commencing January 1, 2002, goodwill is no longer being amortized into results of operations. Management conducted valuations of its reporting units in order to test goodwill for impairment by comparing the asset’s fair value to the carrying value. This analysis did not indicate impairment as of January 1, 2002.

Results of Operations

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

Revenues and Cost of Revenues. With the divestiture of Canned Interactive, all revenues and related costs of revenues are now included in discontinued operations.

Discontinued Operations. Revenues and net income from discontinued operations for 2003 and 2002 are as follows:

	2003	2002
Revenues	$1,547	$2,678
Expenses	(1,388)	(2,585)

Net income	$159	$93

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(In thousands, except share and per share amounts)

General and Administrative Expenses. General and administrative expenses consist primarily of compensation and related benefits, professional service fees, facilities costs, advertising and promotional costs, and in 2003, merger related costs. General and administrative expenses decreased from $3,342 in 2002 to $2,976 in 2003. This decrease was primarily a result of the decreased rent expense associated with facilities abandoned in the second quarter of 2002 and the absence in 2003 of professional services fees incurred in 2002 in connection with the termination of a proposed merger with Franklin Capital Corporation.

Equity in Losses, and the Impairment of Investments, in Unconsolidated Affiliates. Equity in losses and impairment of investments in unconsolidated affiliates decreased from ($549) in 2002 to ($180) in 2003. Equity in losses and impairment of investments in unconsolidated affiliates is a result of the Company’s minority ownership in NetPro Holdings, Inc. (“NetPro”), LiveSky, Inc. (“LiveSky”) and InSys LLC (“InSys”) that have been accounted for under the equity method of accounting, and Alacra, Inc. (“Alacra”), which has been accounted for under the cost method of accounting. Under the equity method of accounting, the Company’s proportionate share, calculated on an as-if-converted basis, of the investee’s operating losses and amortization of the Company’s net excess investment over its equity in the investee’s net assets, is included in equity in losses and impairment of investments in unconsolidated affiliates. The following table summarizes such losses:

	2003	2002
Equity in losses, and the impairment of investments, in unconsolidated affiliates:
NetPro	$—	$233
LiveSky	—	125
InSys	110	191
Alacra	70	—

Total	$180	$549

Impairment of investments in unconsolidated affiliates is a result of the cessation of NetPro’s and LiveSky’s operations in 2002. The Company evaluated the recoverability of its investments in light of the carrying values of these investments relative to future cash flows. As a result of this analysis, in 2002, the Company recorded impairment charges of $233 and $125, respectively, that reduced the remaining NetPro and LiveSky investment balances to $0.

For a discussion of the Company’s investments in NetPro, InSys, LiveSky and Alacra, see Notes 5 and 6 of the Notes to the Consolidated Financial Statements included in Item 8 herein.

Interest, Dividend and Other Income. Interest, dividend and other income decreased from $743 in 2002 to $132 in 2003. This decrease was primarily attributable to a reduction in the Company’s notes receivable as a result of repayment. In light of the Merger described in Item 1, interest income in 2004 is expected to decline as the Company’s cash resources are used to fund NRI’s business.

Income Taxes. As of December 31, 2003, the Company had available estimated net operating loss carryforwards for income tax purposes of approximately $24,325, which expire on various dates from 2004 through 2023. A full valuation allowance was established due to the uncertainty as to whether the Company would generate sufficient taxable earnings to utilize such available net operating loss carryforwards. It should be noted that following the Merger discussed in Item 1 above, the Company’s pre-merger net operating loss carryforwards will be substantially limited, if not completely eliminated, due to a lack of continuity of business enterprise under Section 382 of the Tax Reform Act of 1986.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(In thousands, except share and per share amounts)

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

Revenues and Cost of Revenues. With the divestiture of Canned Interactive, all revenues and related costs of revenues are now included in discontinued operations.

Discontinued Operations. Revenues and net income (loss) from discontinued operations for 2002 and 2001 are as follows:

	2002	2001
Revenues	$2,678	$971
Expenses	(2,585)	(2,046)

Net income (loss)	$93	($1,075)

General and Administrative Expenses. General and administrative expenses consist primarily of compensation and related benefits, professional services fees, facilities costs, and advertising and promotional costs. General and administrative expenses decreased from $12,894 for 2001 to $3,342 for 2002. This decrease was primarily a result of decreased compensation due to the decreased number of employees, decreased professional service fees, and decreases in other costs associated with the limited scope of operations over the prior year.

Impairment Losses. As a result of the terminations and divestitures of investments during 2001 (see Item 1 above), coupled with historical and projected operating and cash flow losses, the Company evaluated the recoverability of its acquired intangible assets and goodwill by comparison of the carrying values relative to related future cash flows. As a result of this analysis, the Company recorded impairment charges totaling $7,263 and $69 in the years ended December 31, 2001 and 2002, respectively, which are included in the “Impairment losses” in the Consolidated Statement of Operations.

Severance Costs. Severance costs were incurred as a result of the aforementioned terminations in 2001 and totaled $1,326 and $0 for the years ended December 31, 2001 and 2002, respectively.

Equity in Losses and Impairment of Investments in Unconsolidated Affiliates. Equity in losses of unconsolidated affiliates results from the Company’s minority ownership in Broadstream, Inc. (“Broadstream”), NetPro and InSys which are accounted for under the equity method of accounting. Under the equity method of accounting, the Company’s proportionate share, calculated on an as-if-converted basis, of the investee’s operating losses, and amortization of the Company’s net excess investment over its equity in the investee’s net assets, is included in equity in losses of unconsolidated affiliates. Impairment of investments in unconsolidated affiliates is a result of the cessation of NetPro’s and LiveSky’s operations in 2002. The Company evaluated the recoverability of its investments in light of the carrying values relative to future cash flows. As a result of this analysis, the Company recorded impairment charges that reduced the remaining investment balances to $0. Equity in losses and impairment of investments in unconsolidated affiliates was $5,546 for the year ended December 31, 2001 and $549 for the year ended December 31, 2002.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(In thousands, except share and per share amounts)

The following table summarizes such losses and impairments:

	2002	2001
Equity in losses in:
Broadstream	$—	$5,368
NetPro	233	167
InSys	191	11

Total equity in losses	424	5,546

Impairment of Investment in Unconsolidated Affiliates
LiveSky	125	—

Total impairment	125	—

Total equity in losses and impairment	$549	$5,546

Interest, Dividend and Other Income. Interest and dividend income was $859 for the year ended December 31, 2001 and $743 for the year ended December 31, 2002. The decrease in interest and dividend income is attributable to a decrease in the Company’s invested cash balance as it has funded its ongoing operations and investments, partially offset by interest income earned on notes receivable.

Income Taxes. The Company had available estimated net operating loss carryforwards for income tax purposes of approximately $22,000 through the year ended December 31, 2002, which expire on various dates from 2002 through 2022. A valuation allowance was established due to the uncertainty as to whether the Company would generate sufficient taxable earnings to utilize the available net operating loss carryforwards. As mentioned above, following the Merger discussed in Item 1 above, the Company’s pre-merger net operating loss carryforwards will be substantially limited, if not completely eliminated, due to a lack of continuity of business enterprise under Section 382 of the Tax Reform Act of 1986.

Liquidity and Capital Resources

Historical Source of Funding. On March 28, 2000, an investor group led by Pangea Internet Advisors, LLC purchased 4,000,000 shares of the Company’s Series B convertible preferred stock for net proceeds to the Company of approximately $39,450 in cash. Also, on March 28, 2000, certain other investors purchased warrants to purchase 41,250,000 shares of the Company common stock for $100.

Working Capital and Results of Operations. The Company had $5,413 in cash and cash equivalents available as of December 31, 2003, invested predominantly in instruments that are highly liquid, investment grade securities that have maturities of less than 45 days. Beginning in the third quarter of 2001, in response to continued unfavorable market conditions for its services, the Company embarked on a review of its operations with the goal of formulating a course of action to minimize near term losses, capital expenditures and reduce cash outflows. With the sale of Canned Interactive on June 30, 2003, the Company does not have any revenue generating operations and has been able to significantly reduce its fixed expenses. From June 17, 2003 to the completion of the Merger, its only employee was its Chief Executive Officer. During 2003, the Company used $1,720 in operating activities.

Funding Required for NRI’s Operations. As discussed in Item 1, as a result of the closing of the Merger on February 10, 2004, NRI has become a wholly-owned subsidiary of the Company. NRI is involved in developing treatments for disorders of the brain and central nervous system using gene therapy and other innovative therapies. These treatments are designed as alternatives to conventional surgical and pharmacological treatments.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(In thousands, except share and per share amounts)

NRI is still in the development stage and has not generated any revenues. As a result, it has incurred total net losses and aggregate negative cash flows from operating activities from inception to December 31, 2003 of $5,837 and $4,905, respectively.

Management believes that NRI will continue to incur net losses and cash flow deficiencies from operating activities for the foreseeable future. Since the Company’s existing resources will not be sufficient to enable it to obtain the regulatory approvals necessary to commercialize its current or future product candidates, the Company will need to raise additional funds through public or private equity offerings, debt financings or additional corporate collaboration and licensing arrangements. The Company does not know whether additional financing will be available when needed, or if available, will be on acceptable or favorable terms to it or its stockholders.

Management’s Discussion and Analysis of

Financial Condition and Results of Operations of NRI

The following discussion should be read in conjunction with the audited financial statements and accompanying notes of NRI for the fiscal year ended December 31, 2003. NRI’s fiscal year ends on the last day of December in each year. As used in this Item 7, references to 2003, 2002 and 2001 shall mean NRI’s fiscal year ended on December 31st of such year. Certain other terms are defined in Item 1 above.

Overview

NRI is a development stage company, involved in the development of proprietary gene therapies for the treatment of disorders of the brain and central nervous system. On February 10, 2004, pursuant to the Merger described in Item 1 above, NRI became a wholly-owned subsidiary of the Company.

As discussed in Item 1, as a result of the closing of the Merger on February 10, 2004, NRI has become a wholly-owned subsidiary of the Company. NRI is involved in developing treatments for disorders of the brain and central nervous system using gene therapy and other innovative therapies. These treatments are designed as alternatives to conventional surgical and pharmacological treatments. NRI is still in the development stage and has not generated any revenues. As a result, it has incurred total net losses and aggregate negative cash flows from operating activities from inception to December 31, 2003 of $5,837 and 4,905, respectively.

Management believes that NRI will continue to incur net losses and cash flow deficiencies from operating activities for the foreseeable future. Since the Company’s existing resources will not be sufficient to enable it to obtain the regulatory approvals necessary to commercialize its current or future product candidates, the Company will need to raise additional funds through public or private equity offerings, debt financings or additional corporate collaboration and licensing arrangements. The Company does not know whether additional financing will be available when needed, or if available, will be on acceptable or favorable terms to it or its stockholders.

Critical Accounting Policies

Use of Estimates

NRI’s preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires its management to make estimates and assumptions that affect its reported amounts of assets and liabilities, its disclosure of contingent assets and liabilities at the date of the financial statements and its reported amounts of revenues and expenses during the reporting period. NRI’s actual results could differ from those estimates.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(In thousands, except share and per share amounts)

Carrying Value of Fixed and Intangible Assets

NRI’s fixed assets and certain of its patents have been recorded at cost and are being amortized on a straight-line basis over the estimated useful lives of those assets. If NRI becomes aware of facts that indicate one or more of those assets may be impaired, NRI assesses whether the carrying value of such assets can be recovered through undiscounted future operating cash flows. If NRI determines that an asset is impaired, NRI measures the amount of such impairment by comparing the carrying value of the asset to the present value of the expected future cash flows associated with the use of the asset. Adverse changes to NRI’s estimates of the future cash flows to be received from a particular long-lived asset could indicate that the asset is impaired, and would require NRI to write down the asset’s carrying value at that time.

Fair Value of Equity Instruments

NRI follows Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), which allows companies either to expense the estimated fair value of stock options or to continue to follow the intrinsic value method set forth in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), which requires disclosure of the pro forma effect on net income (loss) as if the fair value of options had been expensed. NRI has elected to apply APB 25 in accounting for its employee stock option incentive plan. NRI has used the minimum value method as permitted by SFAS 123 to estimate the fair value of options granted to employees for such pro forma disclosures.

In accordance with SFAS 123, all other issuances of common stock, stock options or other equity instruments issued to employees and non-employees as consideration for goods or services received by NRI are accounted for based on the fair value of the consideration received or the fair value of the equity instrument, whichever is more readily measurable. Such fair value is measured at an appropriate date pursuant to the guidance in the consensus reached for EITF Issue No. 96-18 (generally, the earlier of the date the other party becomes committed to provide goods or services or the date the performance by the other party is complete) and capitalized or expensed as if NRI had paid cash for the goods or services.

Neurologix uses the minimum value method for purposes of determining the pro forma and historical fair values of options granted to employees and non-employees during the years ended December 31, 2003, 2002 and 2001.

Valuation of Deferred Tax Assets

NRI regularly evaluates its ability to recover the reported amount of its deferred income taxes considering several factors, including its estimate of the likelihood that it will generate sufficient taxable income in future years in which temporary differences reverse. Due to the uncertainties related to, among other things, the extent and timing of future taxable income and the potential changes in the ownership of NRI, which could subject its net operating loss carryforwards to substantial annual limitations, NRI offset its net deferred tax assets by an equivalent valuation allowance as of December 31, 2002 and 2003.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(In thousands, except share and per share amounts)

Results of Operations—NRI

Year Ended December 31, 2003 Compared to the Year Ended December 31, 2002

Revenues. NRI did not generate revenues in 2003 and 2002.

Costs and Expenses.

Research, Licensing and Scientific Consulting. Research, licensing and scientific consulting expenses were $1,270 during 2003, and $727 during 2002. The 75% increase in research, licensing and scientific consulting expenses in 2003 was attributable primarily to costs associated with Phase 1 clinical trials for Parkinson’s disease which commenced in August 2003 and compensation and related expenses paid to the three scientists NRI hired in October 2002 for its laboratory in Newark, Delaware. The remaining research, licensing and scientific consulting expenses consisted of licensing fees and royalties NRI paid under licensing agreements with academic and medical institutions as well as consulting fees NRI paid to members of its scientific advisory board.

General and Administrative. General and administrative expenses aggregated $886 in 2003, as compared to $486 in 2002. This 82% increase in 2003 was due primarily to rent associated with NRI’s establishment of a laboratory in Newark, Delaware, and associated office costs, increased travel and depreciation expense as well as professional service fees.

Interest and Dividend Income and Interest Expense. Interest and dividend income was $16 in 2003 as compared to $21 in 2002. Interest expense, primarily to related parties, was $134 in 2003 and $118 in 2002. This 14% increase in interest expense in 2003 was principally attributable to interest on NRI’s loans from the Company ($750,000 in August 2003 and $350,000 in December 2003).

Year Ended December 31, 2002 Compared to the Year Ended December 31, 2001

Revenues. NRI did not generate any revenues in 2002 or 2001.

Costs and Expenses.

Research, Licensing and Scientific Consulting. Research, licensing and scientific consulting expenses were $727 in 2002 and $529 in 2001. The 37% increase in cash expenses in 2002 compared to 2001 was primarily attributable to an increase in scientific consulting fees paid to members of the scientific advisory board, as well as compensation and related expenses that NRI incurred in hiring the three scientists in October 2002 for its laboratory in Newark, Delaware.

General and Administrative. General and administrative expenses were $486 in 2002 and $246 in 2001. This 97% increase in general and administrative expenses in 2002 was due to the rent expenses incurred as a result of NRI establishing a laboratory in Delaware in October 2002, and associated office costs, increased depreciation expenses as well as approximately $84 of additional legal and other professional fees.

Interest and Dividend Income and Interest Expense. Interest income was $21 in 2002. NRI had no interest income in 2001. This difference was due to the interest earned on the proceeds of the sale of NRI’s Series B convertible preferred stock in February and March 2002. Interest expense was $118 in 2002 and $96 in 2001. The 23% increase in interest expense during 2002 was attributable to the higher average outstanding balance of the existing NRI Note on which interest accrued during 2002 compared to 2001.

Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

(In thousands, except share and per share amounts)

Contractual Obligations

As of December 31, 2003, NRI’s material future contractual obligations were as follows:

	Payments Due By Period
Contractual Obligations (in thousands)	Total	Less than one year	1 – 3 years	3 – 5 Years	More than 5 years
Capital Lease	$26	$21	$5	—	—
Rental Lease	$29	$29	—	—	—
Payments under License, Research and Consulting Agreements	$794	$415	$379	—	—

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

The Company’s primary objective in investing financial instruments is to preserve principal, pending current operational requirements, while at the same time maximizing yields without significantly increasing risk. To achieve this objective, the Company maintains a portfolio of cash, cash equivalents and money market funds. As of December 31, 2003, the Company had an investment being held to maturity of $5,250,000 which consists of a Certificate of Deposit with a maturity of 30 days. This highly liquid investment is subject to interest rate and interest income risk and will decrease in value if market interest rates increase. Because the Company has the positive intent and ability to hold this investment until maturity, it does not expect any decline in value of its investments caused by market interest rate changes. Declines in interest rates over time will, however, reduce the Company’s interest income. The Company has no derivative instruments, debt, or foreign operations. The Company does not use derivative financial instruments in its investment portfolio.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

The Board of Directors and Stockholders

Neurologix, Inc.

We have audited the accompanying consolidated balance sheet of Neurologix, Inc. (formerly Change Technology Partners, Inc.) and Subsidiaries as of December 31, 2003, and the related consolidated statements of operations, stockholders’ equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Neurologix, Inc. (formerly Change Technology Partners, Inc.) and Subsidiaries as of December 31, 2003, and their results of operations and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/    J. H. COHN LLP

Roseland, New Jersey

March 13, 2004

REPORT OF KPMG LLP, INDEPENDENT ACCOUNTANTS

The Board of Directors and Stockholders of Neurologix, Inc.

We have audited the accompanying consolidated balance sheets of Neurologix, Inc. (formerly Change Technology Partners, Inc.) and subsidiaries (the “Company”) as of December 31, 2002 and the related consolidated statements of operations, stockholders’ equity and redeemable preferred stock, and cash flows for each of the years in the two-year period ended December 31, 2002. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Neurologix, Inc. (formerly Change Technology Partners, Inc.) and subsidiaries as of December 31, 2002 and the results of its operations and cash flows for each of the years in the two-year period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the consolidated financial statements, in 2002 the Company changed its method of accounting for goodwill and other intangible assets.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company adopted a plan of liquidation and dissolution that raises substantial doubt about its ability to continue as a going concern. The Company’s plans with regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might arise from the outcome of this uncertainty.

KPMG LLP

New York, New York

March 27, 2003

NEUROLOGIX, INC. AND SUBSIDIARIES

(formerly Change Technology Partners, Inc.)

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	Year Ended December 31,
	2003	2002
ASSETS
Current Assets:
Cash and cash equivalents	$5,413	$2,944
Related party receivable	85	194
Other receivable	—	318
Notes receivable, net of allowance for doubtful accounts	1,112	4,926
Prepaid expenses and other current assets	356	672
Current assets related to discontinued operations	—	465

Total current assets	6,966	9,519
Notes receivable, excluding current portion, net of allowance for doubtful accounts	—	424
Investments in and loans to unconsolidated affiliates	8	449
Property and equipment, net	16	281
Goodwill related to discontinued operations	—	1,782
Long-term assets related to discontinued operations	—	155
Other assets	—	123

Total assets	$6,990	$12,733

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$—	$123
Accrued expenses	326	580
Current portion of capital lease obligation	—	70
Liabilities related to discontinued operations, net	—	333

Total current liabilities	326	1,106
Capital lease obligation, net of current portion	—	8

Total liabilities	326	1,114

Stockholders’ equity:
Preferred stock:
Series A—$.06 per share cumulative, convertible share-for-share into common stock; $.10 par value; 500,000 shares authorized, 645 shares issued and outstanding at December 31, 2003 and 2002, with an aggregate liquidation preference of $1 per share	—	—
Series B—Convertible into common on a 1:40 basis; $.10 par value; 4,000,000 shares authorized; 0 shares issued and outstanding at December 31, 2003 and 2002	—	—
Common stock:
$.01 par value; 500,000,000 shares authorized, 177,503,920 and 182,003,920 issued and outstanding at December 31, 2003 and 2002, respectively	1,775	1,820
Additional paid-in capital	94,334	94,369
Deferred compensation	—	(268)
Accumulated deficit	(89,445)	(84,302)

Total stockholders’ equity	6,664	11,619

Total liabilities and stockholders’ equity	$6,990	$12,733

See accompanying notes to consolidated financial statements.

NEUROLOGIX, INC. AND SUBSIDIARIES

(formerly Change Technology Partners, Inc.)

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share amounts)

	Year Ended December 31,
	2003	2002	2001
Revenues	$—	$—	$4,596
Cost of revenues, including the amortization of purchased intangibles of $654 in 2001	—	—	6,088

Gross loss	—	—	(1,492)
Operating expenses:
General and administrative expenses, exclusive of equity based compensation of $358, $377 and $3,086 in 2003, 2002 and 2001, respectively	2,976	3,342	12,894
Equity-based compensation	358	377	3,086
Severance, exclusive of equity-based compensation of $90	148	—	1,326
Loss on disposal of subsidiaries	—	—	377
Impairment losses	—	69	7,263

Loss from operations	(3,482)	(3,788)	(26,438)

Other income (expense):
Interest, dividend and other income	132	743	859
Equity in losses and impairment of investments in unconsolidated affiliates	(180)	(549)	(5,546)
Realized gain on sale of Excelsior stock and warrants	286	—	—

Total other income (expense)	238	194	(4,687)

Loss from continuing operations	(3,244)	(3,594)	(31,125)
Income (loss) from discontinued operations (including loss on disposal), net	(1,899)	93	(1,075)

Net loss	($5,143)	($3,501)	($32,200)

Basic and diluted loss per share:
Continuing operations	($0.02)	($0.02)	($0.23)
Discontinued operations	(0.01)	0.00	0.00

Basic and diluted net loss per share	($0.03)	($0.02)	($0.23)

Weighted average shares outstanding, basic and diluted	179,753,920	180,251,646	138,478,550

See accompanying notes to consolidated financial statements.

NEUROLOGIX, INC. AND SUBSIDIARIES

(formerly Change Technology Partners, Inc.)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

(In thousands except share and per share amounts)

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Additional Paid-In Capital	Deferred Compensation	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of December 31, 2000	3,221	$—	3,000,000	$300	44,958,234	$449	$86,821	$(1,787)	$(48,601)	$37,182
Amortization of deferred compensation								621		621
Forfeiture of unvested options							(320)	320		—
Options Granted to Executive (Note 9)							120	(120)		—
Reacquisition of stock in connection with sale of RAND					(375,039)	(4)	(22)			(26)
Acquisition of Iguana Studios, Inc.					2,700,000	27	2,958			2,985
Settlement of stock award to CEO and acquisition of outstanding minority interest of eHotHouse, Inc.					5,300,013	54	5,091			5,145
Acquisition of Canned Interactive, Inc.					6,436,552	64	889			953
Conversion of preferred shares to common	(2,576)	—	(3,000,000)	(300)	120,002,576	1,200	(900)			—
Net loss for the year ended December 31, 2001									(32,200)	(32,200)

Balance at December 31, 2001	645	—			179,022,336	$1,790	$94,637	$(966)	$(80,801)	$14,660
Amortization of deferred compensation								377		377
Forfeiture of unvested options							(321)	321		—
Release of shares from escrow in connection with the acquisition of Iguana Studios, Inc					2,300,000	23	46			69
Reacquisition of stock from shareholder					(33,588)					—
Release of shares from escrow in connection with the acquisition of Canned Interactive, Inc					715,172	7	7			14
Net loss for the year ended December 31, 2002									(3,501)	(3,501)

Balance at December 31, 2002	645	—			182,003,920	$1,820	$94,369	$(268)	$(84,302)	$11,619
Amortization of deferred compensation								268		268
Reacquisition of stock in connection with sale of Canned Interactive (Note 6)					(4,500,000)	(45)	(125)			(170)

Modification of former chief executive officer’s stock options							90			90
Net loss for the year ended December 31, 2003									(5,143)	(5,143)

Balance at December 31, 2003	645	$—	—	$—	177,503,920	$1,775	$94,334	$—	$(89,445)	$6,664

See accompanying notes to consolidated financial statements.

NEUROLOGIX, INC. AND SUBSIDIARIES

(formerly Change Technology Partners, Inc.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, except share and per share amounts)

	Year Ended December 31,
	2003	2002	2001
Cash flows from operating activities:
Net loss	($5,143)	($3,501)	($32,200)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	226	284	2,519
Loss on disposal of property and equipment	39	—	537
Bad debt expense	14	—	—
Equity based compensation	358	377	3,086
Equity in losses and impairment of investments in unconsolidated affiliates	180	549	5,546
Accretion of loan discount	—	(72)	(36)
Impairment losses	—	69	7,263
Change in accrued interest receivable	154	(625)	(52)
Gain on sale of Excelsior stock and warrant	(286)	—	—
Valuation allowance on notes receivable	473	—	111
Loss on disposal of subsidiaries, net of cash disposed	—	—	141
Discontinued operations, net	(159)	(93)	1,075
Loss on disposal of discontinued operations	2,056
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	—	—	471
Related party receivable	109	—	—
Other receivable	318	—	—
Prepaid expenses and other current assets	318	58	(513)
Accounts payable and accrued expenses	(377)	(545)	(336)
Deferred revenues	—	—	211

Net cash used in operating activities	(1,720)	(3,499)	(12,177)

Cash flows from investing activities:
Investments in affiliates	—	(278)	(450)
Capital contribution to discontinued operations	—	—	(560)
Purchase of property and equipment	—	(3)	(655)
Cash proceeds from sale of property and equipment	—	—	35
Sale of Excelsior investment and warrant	648	—	—
Cash paid for acquisitions	—	—	(4,076)
Advances on notes receivable	(1,100)	(4,708)	(3,450)
Receipts on notes receivable	4,719	2,781	—

Net cash provided by (used in) investing activities	4,267	(2,208)	(9,156)

Cash flows from financing activities:
Principal payments under capital leases	(78)	(51)	(34)
Payment of notes payable	—	—	(264)

Net cash used in financing activities	(78)	(51)	(298)

Net increase (decrease) in cash and cash equivalents	2,469	(5,758)	(21,631)
Cash and cash equivalents at beginning of year	2,944	8,702	30,333

Cash and cash equivalents at end of year	$5,413	$2,944	$8,702

See accompanying notes to consolidated financial statements.

NEUROLOGIX, INC. AND SUBSIDIARIES

(formerly Change Technology Partners, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

(1) Description of Business

Arinco Computer Systems Inc., the predecessor of Neurologix, Inc. (formerly known as Change Technology Partners, Inc.) and its subsidiaries, (the “Company”) was incorporated on March 31, 1978; however, the Company formally commenced implementation of its plan to provide professional consulting services on June 15, 2000. The Company provided a broad range of professional consulting services, including e-services and technology strategy, online branding, web architecture and design, systems integration, systems architecture and outsourcing. During the year ended December 31, 2001, the Board of Directors (the “Board”) voted to divest the Company of a majority of its then existing operations and, by June 30, 2003, it had completed the divestiture of all of its operating activities. At December 31, 2003, the Company’s consolidated subsidiaries were Iguana Studios, Inc., which has no assets and has been inactive since December 31, 2001, and CTP/N Merger Corp. (see below).

Based on the Company’s assessment of the opportunities in the radio business, in 2001 the Board decided to merge with Franklin Capital Corporation (“Franklin Capital”) and jointly develop and acquire network radio programming and sales and syndication businesses. On December 4, 2001 the Company entered into an agreement and plan of merger with Franklin Capital. On July 1, 2002, the Company received a notice of termination from Franklin Capital terminating the proposed merger.

On September 30, 2002, the Board announced the adoption of a plan of liquidation and dissolution in order to maximize stockholder value and noted that if no suitable business opportunities became available to it, subject to stockholder approval, it would commence liquidation in 2003 in the form of an orderly wind down of its operations. However, the plan permitted the Board to amend, modify or abandon the plan, notwithstanding stockholder approval, if the Board determined doing so would be in the best interests of the Company and its stockholders. The consolidated financial statements have been prepared on a going concern basis and do not include any adjustments resulting from the above plan of liquidation.

On June 17, 2003, the individual then filling the roles of President, Chief Executive Officer and Chief Financial Officer of the Company resigned. The former executive had an employment agreement dated September 17, 2001 governing the terms and conditions of his employment. On June 17, 2003, the Company and such former executive entered into a separation agreement and general release (the “Separation Agreement”). The Company has recorded a charge in the consolidated statement of operations for the year ended December 31, 2003 for the value of expected severance payments and benefits payable to the former executive totaling $168. In addition, the Company recorded a $90 stock compensation charge related to a modification of the former executive’s options.

The Company announced on June 18, 2003 that it signed a letter of intent with Neurologix Research, Inc. (formerly known as “Neurologix, Inc.” and referred to herein as “NRI”) to merge a newly-formed, wholly-owned subsidiary of the Company (“CTP/N Merger Corp.”) with and into NRI, with NRI surviving as a wholly-owned subsidiary of the Company (the “Merger”). On August 13, 2003, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with NRI and CTP/N Merger Corp. The consummation of the Merger was approved by the stockholders of the Company on February 9, 2004 and the Merger was completed on February 10, 2004. See Note 17.

Concurrent with the execution of the Merger Agreement, the Company loaned NRI the sum of $750, which was due April 30, 2004, accrued interest at a rate of 4% per annum and was secured by all of the assets of NRI. The note was senior to all existing indebtedness of NRI. In connection with an amendment to the Merger

NEUROLOGIX, INC. AND SUBSIDIARIES

(formerly Change Technology Partners, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share amounts)

Agreement, on November 14, 2003, the Company agreed to loan NRI an additional $350 and to extend the due date of the loan, as amended, to June 30, 2004. On December 18, 2003, the Company funded the additional loan. The aggregate loan of $1,100 to NRI (the “NRI Loan”), together with accrued interest thereon, is presented in notes receivable in the accompanying consolidated balance sheet at December 31, 2003. Effective with the closing of the Merger on February 10, 2004, the NRI Loan, together with the accrued interest thereon, is no longer deemed to be a note receivable and is treated as an investment by the Company in NRI.

On June 30, 2003, the Company sold to Textor Family Limited Partnership all of the issued and outstanding shares of capital stock of Papke-Textor, Inc. d/b/a Canned Interactive. Accordingly, the results of operations for Canned Interactive, including the loss on sale and goodwill impairment in 2003, are reported as discontinued operations.

(2) Summary of Significant Accounting Policies

(a) Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates embedded in the consolidated financial statements for the periods presented concern the allowances for doubtful accounts, the estimates used in the percentage of completion method, the fair value of purchased intangible assets, and the estimated useful lives of purchased intangible assets.

As a result of the divestiture of Canned Interactive, the Company’s last then remaining revenue generating operation, and the Merger, the results for 2003 are not indicative of the results to be expected for any future periods.

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

Since the Company was the only contributor of capital to a majority-owned subsidiary, eHotHouse, Inc. (“eHotHouse”), and the minority interest holders had no obligation to provide additional capital, 100% of those losses were included in the Company’s results for the period prior to the Company’s acquisition of the outstanding minority interest in February, 2001. In May, 2001, eHotHouse merged with and into the Company.

(c) Revenue Recognition

Revenues were recognized for fixed-price arrangements in the period services were rendered using the percentage-of-completion method, based on the percentage of costs incurred to date to total estimated project costs, provided the Company had the ability to produce reasonably dependable estimates, collection of the resulting receivable was probable and no significant obligations remained. The cumulative impact of any revision in estimates of the cost to complete and losses on projects in process were reflected in the period in which they became known. Through September 30, 2002, the Company’s revenues were recognized under the completed

NEUROLOGIX, INC. AND SUBSIDIARIES

(formerly Change Technology Partners, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share amounts)

contract method of accounting as the Company did not have reasonably dependable estimates with respect to projects at its former subsidiary, Canned Interactive. Beginning in the fourth quarter of 2002, Canned Interactive’s revenues were recognized using the percentage of completion method. Canned Interactive’s projects were typically short term in nature, generally spanning less than 90 days.

Revenues were recognized for time-and-materials based arrangements in the period when the underlying services were rendered, provided collection of the resulting receivable was probable and no significant obligations remained.

The Company generally entered into short-term, project specific contracts with its clients who were generally billed in the same period in which services were rendered. If services were rendered in advance of billings, the Company recorded and presented the related amounts as unbilled revenue. If amounts were received in advance of services being performed, the amounts were recorded and presented as deferred revenues.

In November 2001, the Emerging Issues Task Force (“EITF”) concluded that reimbursements for out-of-pocket-expenses incurred should be included in revenue in the income statement and subsequently issued EITF 01-14, “Income Statement Characterization of Reimbursements Received for ‘Out-of-Pocket’ Expenses Incurred” in January 2002. The Company adopted EITF 01-14 effective January 1, 2002 and has reclassified its financial statements for prior periods to comply with the guidance in this EITF. Reimbursable expenses were de minimis for all periods presented.

As a result of the Company’s divestiture of Canned Interactive on June 30, 2003, Canned Interactive’s revenues are now presented in discontinued operations.

(d) Cost of Revenues

Cost of revenues consists primarily of compensation of billable employees, travel, subcontractor costs, and other costs directly incurred in the delivery of services to clients. Billable employees were full time employees and subcontractors who spent time servicing client projects. Also included in cost of revenues in the statement of operations for the year ended December 31, 2001 was the amortization of certain purchased intangible assets, representing the value of customer relationships and workforces acquired. In connection with the adoption of SFAS 142 on January 1, 2002, acquired workforce was subsumed into goodwill and, accordingly, amortization of the remaining acquired workforce ceased.

As a result of the Company’s divestiture of Canned Interactive on June 30, 2003, such costs are now presented in discontinued operations.

(e) Concentration of Credit Risk

Financial instruments that subject the Company to credit risks consist primarily of cash and cash equivalents, notes receivable and trade accounts receivable. Cash and cash equivalents consist of deposits, money market funds, certificates of deposit and investments in short term “AAA” rated debt instruments. The Company performed ongoing credit evaluations, generally did not require collateral, and established an allowance for doubtful accounts based upon factors surrounding the credit risk of customers, historical trends and other information. To date, such losses have been within management’s expectations.

The notes receivable as of December 31, 2002, were generally collateralized and had a market rate of interest commensurate with the associated risks. See Note 1 for information regarding the $1,100 note receivable from NRI as of December 31, 2003.

NEUROLOGIX, INC. AND SUBSIDIARIES

(formerly Change Technology Partners, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share amounts)

With the sale of Canned Interactive on June 30, 2003, the Company ceased to have any operating activity.

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

Asset Classification	Estimated Useful Life
Computers and equipment	3—5 years
Furniture and fixtures	5 years
Leasehold improvements	5—10 years (lease term)

(h) Purchased Intangible Assets

At December 31, 2001, purchased intangible assets, comprised primarily of the customer lists and the workforce acquired in connection with the acquisition of Canned Interactive, were being amortized over a period of 3 years, the estimated period of benefit considering the underlying contractual relationships, the project oriented continuing revenue stream, and analysis of the Company’s retention efforts.

Effective June 2001, the Company adopted Financial Accounting Standards Board Statement of Accounting Standards (SFAS) 141, “Business Combinations.” Effective January 1, 2002, the Company adopted SFAS 142, “Goodwill and Intangible Assets” and SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS 141 requires that acquisitions entered into after June 30, 2001 be accounted for using the purchase method and establishes criteria to be used in determining whether acquired intangible assets are to be separated from goodwill. At January 1, 2002, the intangible assets consisted of goodwill and the subsumed workforce acquired in connection with the acquisition of Canned Interactive. With respect to the sale of the Canned Interactive reporting unit in June 2003, goodwill totaling $1,782 was charged to loss on disposal of discontinued operations.

SFAS 142 sets forth the accounting for goodwill and intangible assets already recorded. Commencing January 1, 2002, goodwill is no longer being amortized into results of operations. Management conducted valuations of its reporting units in order to test goodwill for impairment by comparing the asset’s fair value to the carrying value. This analysis did not indicate impairment as of January 1, 2002.

NEUROLOGIX, INC. AND SUBSIDIARIES

(formerly Change Technology Partners, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table reflects the reconciliation of reported net loss and loss per share to amounts adjusted for the exclusion of goodwill amortization:

	Twelve Months Ended December 31,
	2003	2002	2001
Net Loss
Reported loss	($5,143)	($3,501)	($32,200)
Add back: Goodwill amortization	—	—	677

Adjusted net loss	($5,143)	($3,501)	($31,523)

Per share of common stock
Basic and Diluted:
Reported loss	($0.03)	($0.02)	($0.23)
Add back: Goodwill amortization	—	—	—

Adjusted net loss	($0.03)	($0.02)	($0.23)

(i)	Equity-Based Compensation

The Company accounts for its employee stock option plans in accordance with the provisions of the Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations including FASB Interpretation No. 44. As such, compensation expense related to employee stock options is recorded only if, on the date of grant, the fair value of the underlying stock exceeds the exercise price. All such deferred compensation is amortized over the related vesting period on a straight-line basis. The Company adopted the disclosure-only requirements of SFAS No. 123 “Accounting for Stock-Based Compensation”, which allows entities to continue to apply the provisions of APB Opinion No. 25 for transactions with employees and provide pro forma net income (loss) and pro forma earnings (loss) per share disclosures for employee stock grants made as if the fair value based method of accounting in SFAS No. 123 had been applied to these transactions.

Had compensation cost for these awards been determined based on the fair value at the grant dates consistent with the method prescribed by SFAS No. 123, the Company’s net loss would have been adjusted to the pro forma amounts indicated below:

	Twelve Months Ended December 31,
	2003	2002	2001
Net loss, as reported	($5,143)	($3,501)	($32,200)
Add: compensation expense related to stock options, as reported	358	377	621
Deduct: compensation expense related to stock options under fair value based method	(394)	(514)	(1,334)

Pro forma net loss	($5,179)	($3,638)	($32,913)

Basic and diluted net loss per share as reported	($0.03)	($0.02)	($0.23)

Pro forma basic loss per share	($0.03)	($0.02)	($0.23)

NEUROLOGIX, INC. AND SUBSIDIARIES

(formerly Change Technology Partners, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share amounts)

Each year the Company has estimated the fair value of stock option grants made in that year by using the Black-Scholes option-pricing model. Following are the weighted-average assumptions used:

2001
Expected option term (years)	10
Risk-free interest rate (%)	6.00%
Expected volatility (%)	81%
Dividend yield (%)	0%

There were no options granted during the years ended December 31, 2003 and 2002.

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

The following securities were not included in the computation of diluted net loss per share because to do so would have had an anti-dilutive effect for the periods presented:

	December 31,
	2003	2002	2001
Stock Options	14,585,747	14,585,747	16,133,768
Warrants	20,700,002	25,856,252	41,250,000
Series A Convertible Preferred Stock	645	645	645
Series B Convertible Preferred Stock	—	—	—

As a result, the basic and diluted net loss per share is equal for all periods presented.

(k)	Income Taxes

The Company uses the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their tax bases and to operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets or liabilities of a change in tax rates is recognized in the period that the rate change occurs. A valuation allowance is provided for the amount of deferred tax assets for which, based on available evidence, realization is not considered likely.

Following the Merger discussed in Note 17, the Company’s pre-merger net operating loss carryforwards will be substantially limited, if not completely eliminated, due to a lack of continuity of business enterprise under Section 382 of the Tax Reform Act of 1986.

NEUROLOGIX, INC. AND SUBSIDIARIES

(formerly Change Technology Partners, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share amounts)

(l)	Segment Reporting

Before discontinuing its operations, the Company historically offered, largely through its acquired businesses, a wide variety of professional consulting services such as e-services, technology services and systems integration. Management did not manage its operations by these product offerings, but instead viewed the Company as one operating segment when making business decisions, with one operating decision maker, the Chief Executive Officer. The Company managed its operations as a cross-disciplinary integrated solutions provider, which attempted to bring forth a coordinated service offering to its clients.

(m)	New Accounting Pronouncements

Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), establishes a single accounting model for the impairment or disposal of long-lived assets, including discontinued operations. Effective January 1, 2002, the Company adopted SFAS 144. Adoption of SFAS 144 has not resulted in an impairment charge.

Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”), requires that costs associated with exit or disposal activities be measured initially at fair value, and recognized only when the liability is incurred. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The Company adopted SFAS 146 effective January 1, 2003. The impact of SFAS 146 on the Company’s financial statements depends on a variety of factors, including interpretive guidance from the FASB. However, the Company does not expect that the adoption will have a material impact on its consolidated results of operations or financial position.

Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation” (“SFAS 148”), is an amendment to Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation”, and provides alternative methods of transition for an entity that voluntarily changes from the intrinsic value based method of accounting for stock-based employee compensation prescribed in APB No. 25 to the fair value method prescribed in SFAS 123. As permitted under SFAS 148, the Company has continued to apply the accounting provisions of APB No 25, and to provide the annual pro forma disclosures of the effect of adopting the fair value method as required by SFAS 123. SFAS 148 also requires pro forma disclosure to be provided on a quarterly basis. The Company adopted the quarterly disclosure requirement during the first quarter of 2003.

The FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities”, an interpretation of APB No. 51, in January 2003. This interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the interpretation. The interpretation applied immediately to variable interest entities created after January 31, 2003, and to variable interests in variable interest entities obtained after January 31, 2003. Significant changes to this interpretation were proposed by FASB in October 2003, including delaying the effective date to the beginning of the first reporting period ending after December 15, 2003. The Company does not currently own an interest in any variable interest entities; and the Company adopted this interpretation and it did not have a material effect on its financial statements or disclosures.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” This statement amends and clarifies financial accounting and reporting for derivative instruments. The statement is effective for all contracts entered into or modified after June 30, 2003. The adoption of this statement had no impact on the Company’s consolidated financial statements.

NEUROLOGIX, INC. AND SUBSIDIARIES

(formerly Change Technology Partners, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share amounts)

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This standard requires that certain financial instruments embodying obligations to transfer assets or to issue equity securities be classified as liabilities. It is effective for financial instruments entered into or modified after May 31, 2003, and is otherwise effective July 1, 2003. The adoption of this statement had no impact on the Company’s consolidated financial statements.

In December 2003, the FASB issued Statement No. 132 (R), “Employer’s Disclosures about Pensions and Other Postretirement Benefits”. Statement No. 132 requires new annual disclosures about the types of plan assets, investment strategy, measurement date, plan obligations, and cash flows as well as the components of the net periodic benefit cost recognized in interim periods. The new annual disclosure requirements apply to fiscal years ending after December 15, 2003, except for the disclosure of expected future benefit payments, which must be disclosed for fiscal years ending after June 15, 2004. Interim period disclosures are generally effective for interim periods beginning after December 15, 2003. The adoption of this statement had no impact on the Company’s disclosures in its consolidated financial statements for the year ended December 31, 2003.

(3) Discontinued Operations

On June 30, 2003, the Company sold all of the issued and outstanding shares of its Canned Interactive subsidiary to a limited partnership of which Canned Interactive’s managing director is the general partner. Accordingly, the assets and liabilities of Canned Interactive have been segregated and presented separately in the accompanying consolidated balance sheet as of December 31, 2002 (see Note 6).

(4) Workforce Severance and Impairment Charges

In 2001, in response to continued unfavorable market conditions for its services, the Company embarked on a review of all operations with the goal of formulating a course of action to minimize near-term losses and capital expenditures and reduce cash outflows. As an initial course of action, primarily during July and August 2001, the Company terminated the employment of approximately 90% of its then existing workforce. As a result, the Company incurred severance charges of $1,326, which are included in severance charges in the accompanying consolidated statement of operations for the year ended December 31, 2001. The balance to be paid on these severance obligations was $181 at December 31, 2002. The Company had no further commitments under these severance obligations at December 31, 2003.

(5) Investments in and Loans to Unconsolidated Affiliates

The following summarizes the Company’s ownership interests in unconsolidated affiliates accounted for under the equity method or cost method of accounting:

	Carrying Value December 31,
	2003	2002
Equity method investments:
Broadstream.com Inc. (“Broadstream”)	$—	$—
NetPro Holdings, Inc. (“NetPro”)	—	—
InSys LLC (“InSys”)	—	121
Cost method investments:
LiveSky, Inc. (“LiveSky”)	—	—
Alacra, Inc. (“Alacra”)	8	78
Excelsior Radio Networks, Inc. (“Excelsior”)	—	250

Total investments	$8	$449

NEUROLOGIX, INC. AND SUBSIDIARIES

(formerly Change Technology Partners, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share amounts)

Investments in Broadstream and NetPro

In June 2000, the Company purchased 7,626,165 shares of Series A Convertible Redeemable Preferred Stock (“Series A”) of Broadstream, Inc. (d/b/a Network Prophecy) (“Broadstream”), representing an approximate 30% equity interest (calculated on an as-if-converted basis) and approximately 47% voting interest, for a purchase price of $6,500.

Broadstream is a streaming media management services company that provides software to measure, manage and monitor delivery of streaming media content and data. The investment in Broadstream is being accounted for under the equity method. Based upon the capital structure of, and the equity participation in, the equity investee, the Company has assumed conversion of Series A shares in computing its share of losses of this investee. The Company’s proportionate share of Broadstream’s net loss was $3,177 in 2001 and the amortization of the excess of cost over the Company’s proportionate interest in the underlying equity was $1,175 for 2001. These amounts are included in equity in losses and impairment of investments of unconsolidated affiliates in the accompanying consolidated statement of operations.

In May 2001, Broadstream completed a recapitalization whereby all of the holders of Series A shares exchanged their shares for shares of Series A-1 Convertible Redeemable Preferred Stock (“Series A-1”). The recapitalization modified the conversion ratio, policies regarding dividends and voting rights for Series A-1 holders. No additional consideration was paid by the Company or any other Series A-1 shareholder in connection with this transaction. As a result of the recapitalization, the voting interest of common stockholders was reduced from 31% to 13%.

Also in May 2001, in connection with the recapitalization, the Company transferred 1,191,569 Series A-1 shares to Adelson Investors, LLC (“Adelson”), another shareholder of Broadstream, as payment for certain financing-related services performed by Adelson on behalf of Broadstream. This transfer has been accounted for as a contribution by the Company of such shares to Broadstream in exchange for no consideration. As a result of this non-reciprocal transfer of shares, the Company recorded a charge of $1,016 equal to the Company’s cost basis in such shares, which approximated fair value, and has been included in equity in losses and impairment of investments in unconsolidated affiliates in the accompanying consolidated statement of operations for the year ended December 31, 2001. Subsequent to the recapitalization and non-reciprocal share transfer, the Company owned 6,434,596 shares of Series A-1 Convertible Redeemable Preferred Stock of Broadstream, representing an approximate 43% equity interest (calculated on an as-if-converted basis) and a 49% voting interest.

On August 15, 2001, the Company purchased a secured convertible promissory note from Broadstream in exchange for $600 in connection with an aggregate $1,600 bridge loan financing consummated by Broadstream. The aggregate bridge loan financing was secured by all of Broadstream’s assets. The note also contained certain conversion provisions in the event Broadstream were to close a new round of financing or enter into certain transactions.

On November 30, 2001, the Company assigned its Broadstream promissory note to a newly formed entity, NetPro Holdings Inc. (“NetPro”) in exchange for 13,674,753 shares of NetPro Series A-1 Convertible Redeemable Participating Preferred Stock. On November 30, 2001, as a result of the application of the equity method, the net book value of the note approximated zero and no gain or loss was recorded as a result of this exchange. Concurrent with this transaction, NetPro foreclosed on the note and elected to take possession of all of Broadstream’s assets in full satisfaction of the notes.

On December 15, 2001, the Company purchased 1,585,479 shares of NetPro Series B-1 Convertible Redeemable Participating Preferred Stock in exchange for $200 in connection with a larger ongoing financing arrangement.

NEUROLOGIX, INC. AND SUBSIDIARIES

(formerly Change Technology Partners, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share amounts)

As of December 31, 2001, the Company’s interest in NetPro represented approximately 38% of NetPro outstanding equity, and was being accounted for under the equity method of accounting. The Company’s proportionate share of NetPro’s net losses totaling $167 from the date of investment through December 31, 2001, is included in equity in losses and impairment of investments in unconsolidated affiliates in the accompanying consolidated statement of operations.

On January 10, 2002, the Company invested an additional $100 in NetPro Series B-1 stock, and on March 7, 2002 the Company invested a final $100 in NetPro Series B-1 stock. On March 14, 2002, the Board of Directors of NetPro voted to suspend all of NetPro’s business operations and immediately terminate substantially all of its employees due to NetPro’s loss of significant clients and associated revenues. The Company has no obligation to provide additional funding to NetPro. In connection with this action, the Company evaluated the recoverability of this investment by comparison of its carrying value relative to estimated future cash flows. As a result of this analysis, the Company recorded an impairment charge to reduce the remaining investment balance to $0. The Company’s proportionate share of the net loss, and impairment charge, for the year ended December 31, 2002, totaled $233, and is included in equity in losses and impairment of investments in unconsolidated affiliates in the accompanying consolidated statement of operations.

Investment in and Note Receivable from Excelsior Radio Networks

On December 4, 2001, the Company initiated a business combination whereby the Company planned to acquire all issued and outstanding common stock of Franklin Capital in a stock-for-stock exchange. On July 1, 2002 the Company received a notice of termination from Franklin Capital terminating the proposed merger.

On August 28, 2001, the Company purchased a promissory note and warrant from Excelsior Radio Networks, Inc. (d/b/a eCom Capital, Inc.) (“Excelsior”) for $2,250. Excelsior, a subsidiary of Franklin Capital, concurrently purchased certain assets from affiliates of Winstar Communications, Inc., which produce, syndicate and distribute radio programs and services. Excelsior had substantially no operations prior to this transaction.

The warrant to purchase 482,955 shares of Excelsior common stock at an exercise price of $1.125 per share had an allocated fair value of approximately $112 and represented 11% of Excelsior’s fully diluted capital stock as of the date of issuance. The warrant is included in other assets in the accompanying consolidated balance sheet at December 31, 2002.

The allocated fair value at issuance of the note receivable, totaling $2,138, was included in notes receivable in the consolidated balance sheet at December 31, 2001. Also included in the notes receivable is the periodic accretion of the note discount, totaling $76, and $36 for the years ended December 31, 2002 and 2001, respectively, which is included in interest income in the accompanying consolidated statement of operations. On October 1, 2002, the Company received full payment of interest and principal on this note receivable.

On December 4, 2001, the Company purchased from Franklin Capital 250,000 shares of common stock or an approximate 10% equity interest in Excelsior for $250. This investment was accounted for under the cost method of accounting.

On April 3, 2002, the Company loaned to Excelsior an aggregate principal amount of approximately $4,708 for the purpose of funding a portion of the initial cash purchase price of Excelsior’s acquisition of certain assets of Dial Communications Group, LLC and Dial Communications Group, Inc. The note provided for interest at a rate of 12% per annum, had a maturity date of April 3, 2003 and was secured by substantially all of the assets of Excelsior. On January 21, 2003, the Company received full prepayment of interest and principal on the $4,708 note.

NEUROLOGIX, INC. AND SUBSIDIARIES

(formerly Change Technology Partners, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share amounts)

On January 15, 2003, the Company sold such 250,000 shares of Excelsior common stock, and the Excelsior warrants to Sunshine III, LLC, a shareholder of Excelsior, for a total consideration of approximately $648 in cash and realized a gain of $286.

Investment in LiveSky

On December 21, 2000, the Company purchased 625,001 shares of Series A Convertible preferred stock, representing an approximate 2% equity interest of LiveSky Solutions, Inc. (“LiveSky”) in exchange for $125. LiveSky is a developer of wireless technology, including mobile business strategy and assessment as well as mobile application design and development. This investment is being accounted for under the cost method of accounting.

In June 2002, the Company received notice that the Board of Directors of LiveSky had voted to liquidate LiveSky in the context of a Chapter 7 bankruptcy case. The Company has no obligation to provide additional funding to LiveSky. In connection with this action, the Company evaluated the recoverability of this investment by comparison of its carrying value relative to future cash flows. As a result of this analysis, the Company recorded an impairment charge in the second quarter of 2002 to reduce the remaining balance to $0. The impairment charge, totaling $125 for the year ended December 31, 2002, is included in equity in losses and impairment of investments in unconsolidated affiliates in the accompanying consolidated statement of operations.

Investment in Alacra

On January 31, 2002, the Company purchased 38,840 shares of common stock, representing less than 1% equity interest, of Alacra, Inc. (“Alacra”) in exchange for $78. The Company has no obligation to provide additional funding to Alacra. Alacra provides a diverse portfolio of online and offline services that allow users to quickly find, analyze, package and present mission-critical business information. This investment is being accounted for under the cost method of accounting. As of December 31, 2003, the Company evaluated the recoverability of this investment and determined that an impairment charge totaling $70 should be recorded to reduce the remaining balance to $8. This impairment charge is included in equity in losses and impairment of investments in unconsolidated affiliates in the accompanying 2003 consolidated statement of operations.

(6) Acquisitions and Divestitures

Acquisition of eHotHouse, Inc.

In February 2001, the Company acquired the remaining outstanding minority interest of its subsidiary, eHotHouse, for 2,155,519 shares of the Company’s common stock valued at $2,700 and approximately $218 in cash. The acquisition was accounted for using the purchase method of accounting and, accordingly, the purchase price was allocated to the pro rata portion of tangible and intangible assets acquired on the basis of their respective fair values on the date of acquisition. Of the total purchase price, approximately $2,900 was allocated to identified intangible assets, including the assembled workforce. The fair value of acquired intangible assets was capitalized and was being amortized over the estimated useful life of three years. Related amortization for the year ended December 31, 2001 totaled $648.

Also in February 2001, the Company acquired Matthew Ryan’s (a former Chief Executive Officer of the Company and of eHotHouse) shares of eHotHouse common stock in exchange for approximately $182 in cash

NEUROLOGIX, INC. AND SUBSIDIARIES

(formerly Change Technology Partners, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share amounts)

and 3,144,494 shares of Company common stock. This transaction was accounted for as the settlement of a prior stock award and, accordingly, the Company recognized $2,682 in related compensation expense, representing the excess of the fair value of the cash and Company shares issued as settlement over the fair value of the eHotHouse shares on the original date of grant. Of this amount, $2,500, representing the stock portion of the settlement, was included in equity-based compensation in the accompanying consolidated statement of operations for the year ended December 31, 2001.

Subsequent to the acquisition of the remaining outstanding minority interest, eHotHouse was merged with and into the Company.

In July 2001, the Board terminated the employment of the Company’s then President and Chief Executive Officer. The former executive had an employment agreement dated August 21, 2000 that provided for severance benefits. The Company has paid, and will continue to pay, the former executive the severance he is entitled to under his employment agreement. The related obligation totaled $181 at December 31, 2002 and is included in accrued expenses in the accompanying consolidated balance sheet. This accrued expense was paid in 2003.

Additionally, the Company recorded an impairment loss reflecting the impact of the executive’s termination upon the carrying value of certain acquired intangible assets, and reversed certain unamortized deferred compensation related to unvested options that were forfeited in connection with the termination. The impairment loss reduced the remaining carrying value of the related intangibles to $0 as of December 31, 2001.

Acquisition and Divestiture of InSys Technologies, LLC

On October 18, 2000, eHotHouse acquired substantially all of the operating assets and assumed certain liabilities of InSys Technology, Inc. (“InSys”), a provider of systems integration services. The acquisition was accounted for using the purchase method of accounting and, accordingly, the purchase price was allocated to the tangible and identified intangible assets acquired on the basis of their respective fair values on the date of acquisition. The results of operations of InSys and the estimated fair value of the assets acquired and liabilities assumed are included in the Company’s consolidated financial statements from the date of acquisition. The fair value of the intangible assets was determined based upon a combination of methods, including the income approach for the customer list, and the replacement cost approach for the value of the assembled workforce.

The total purchase price of $867 consisted of cash, including acquisition related expenses consisting primarily of payments for legal and financial advisory services. Of the total purchase price, approximately $700 was allocated to net tangible assets and the remainder was allocated to identify intangible assets, including the customer list and assembled workforce. The fair value of acquired intangible assets was capitalized and is being amortized over their estimated useful lives of three years. Related amortization for the year ended December 31, 2001 totaled $39.

NEUROLOGIX, INC. AND SUBSIDIARIES

(formerly Change Technology Partners, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share amounts)

The InSys acquisition is summarized as follows:

Fair value of tangible assets acquired	$1,006
Fair value of identified intangible assets acquired	155
Liabilities assumed	(294)

Cash paid, including acquisition costs of $200	867
Less cash acquired	—

Total transaction consideration	$867

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

On November 8, 2001, the Company sold a 51% voting interest in InSys to a certain member of the management team in exchange for $50 and concurrently forgave approximately $400 of advances to InSys. After considering the net book value of InSys, the level of retained ownership interest, and the value of the consideration exchanged, the Company incurred a loss on the disposition of the majority voting control totaling $183 which is included in loss on disposal of subsidiaries in the accompanying consolidated statement of operations.

Concurrently, the Company loaned InSys $100 evidenced by a promissory note. The note bears interest at a rate equal to the London Interbank Offer Rate plus 2%, until the principal amount of the note is paid in full. InSys is obligated to pay, at a minimum, on an annual basis 50% of the excess of its annual earnings before taxes. Such amount totaled $0 for the years ended December 31, 2003 and 2002.

The Company’s retained equity interest and note receivable, net of the Company’s pro rata share of InSys’ equity losses absorbed during the period from November 8, 2001 to December 31, 2002, totals $121 and is included in investments in and loans to unconsolidated affiliates on the accompanying consolidated balance sheet at December 31, 2002. The Company’s pro rata share of InSys’ net loss for the year ended December 31, 2002 and for the period from November 8, 2001 to December 31, 2001 totaled $191 and $11, respectively. This amount is included in equity in losses and impairment of investments in unconsolidated affiliates in the accompanying consolidated statement of operations.

NEUROLOGIX, INC. AND SUBSIDIARIES

(formerly Change Technology Partners, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share amounts)

Condensed financial information for InSys is summarized as follows (unaudited):

InSys December 31, 2002
Current assets	$311
Non-current assets	153
Current liabilities	(121)
Non-current liabilities	(100)

Total stockholders’ capital	243
Other stockholders’ share of capital	124

Company’s share of capital	$119

Carrying value of investment	$121

Operating revenues	$2,174
Cost of revenues	(1,733)
Operating expenses	(827)
Other expense, net	(3)

Net loss	($389)
Other stockholders’ share of net loss	(198)

Equity in losses of affiliate	($191)

On June 17, 2003, in connection with the resignation of the Company’s then Chief Executive Officer, the Company entered into an agreement to transfer its interest in InSys to the former executive, contingent upon the approval of the other member of InSys. In the fourth quarter of 2003 the Company transferred its interest in InSys to the former executive and recorded additional severance expense equal to the remaining book value of this investment totaling $11.

Acquisition and Divestiture of Rand Interactive Corporation

On November 30, 2000, eHotHouse acquired all of the issued and outstanding common stock of RAND Interactive Corporation (“RAND”), a provider of media and technical services. The acquisition was accounted for using the purchase method of accounting and, accordingly, the total consideration was allocated to the tangible and intangible net assets acquired and liabilities assumed on the basis of their respective fair values on the date of acquisition. The results of operations of RAND and the estimated fair value of the assets acquired and liabilities assumed are included in the Company’s consolidated financial statements from the date of acquisition.

The total purchase price of approximately $1,400 consisted of $700 of eHotHouse common stock (1,020,000 shares), $700 in cash including other acquisition related expenses, consisting primarily of payments for legal and financial advisory services. Of the total purchase price, $47 was allocated to net tangible liabilities assumed, and the remainder was allocated to identify intangible assets, including customer lists and the assembled workforce. The fair value of the identified intangible assets was determined using the income approach for the customer list, and the replacement cost approach for the value of the assembled workforce. The Company estimated that the useful lives of the purchased intangible assets was three years and amortized such costs accordingly. Related amortization for the year ended December 31, 2001 totaled $357.

NEUROLOGIX, INC. AND SUBSIDIARIES

(formerly Change Technology Partners, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share amounts)

The RAND acquisition is summarized as follows:

Fair value of tangible assets acquired	$169
Fair value of identified intangible assets acquired	1,426
Liabilities assumed	(216)

$1,379

Cash paid, including acquisition costs of $325	$675
Less cash acquired	—

Net cash paid	675
eHotHouse common stock issued	704

Total transaction consideration	$1,379

As a result of the aforementioned terminations during 2001, coupled with the historical and projected operating and cash flow losses, the Company evaluated the recoverability of its acquired intangible assets by comparison of the carrying value relative to future cash flows. Consequently, the Company recorded impairment charges totaling $1,030, which are included in impairment charges in the accompanying consolidated statement of operations for the year ended December 31, 2001.

On November 2, 2001 the Company sold all issued and outstanding shares of RAND to certain members of management in exchange for 375,039 shares of the Company’s common stock, and a warrant to purchase such amount of shares of common stock that shall equal, at the time of exercise, 30% of the issued and outstanding shares of RAND common stock on a fully diluted basis. Such warrant has a stated exercise price of one dollar ($1.00) in the aggregate, expires on November 3, 2013, and is contingently exercisable upon the occurrence of certain prospective events, as defined. After considering the net book value of RAND, the consideration received and the fair value of the warrants received, the Company incurred a loss on the disposition of RAND totaling $194, which is included in loss on disposal of subsidiaries in the accompanying consolidated statement of operations for the year ended December 31, 2001.

Acquisition of Iguana Studios, Inc. and Cessation of Operations

In March 2001, the Company acquired Iguana Studios, Inc. (“Iguana”), a New York City-based interactive agency, for approximately $5,771, including $2,786 in cash, 2,700,000 shares of the Company’s common stock valued at approximately $1,990, and replacement options to purchase 1,681,888 shares of Company common stock, which vested upon the change in control, was valued at approximately $995.

The business combination was accounted for using the purchase method of accounting and, accordingly, the total consideration was allocated to the tangible and intangible assets acquired and liabilities assumed on the basis of their respective fair values on the date of acquisition. The results of operations of Iguana, and the estimated fair value of the assets acquired and liabilities assumed are included in the Company’s consolidated financial statements from the date of acquisition. Of the total purchase price, approximately $1,815 was allocated to the net tangible assets acquired, $1,300 was allocated to identify intangible assets, including customer base and assembled workforce, and the remainder was allocated to goodwill. The fair value of the identified intangible assets was determined using the income approach for the customer base, and the replacement cost approach for the assembled workforce. The Company estimated that the useful lives of the purchased intangible assets and goodwill was three years and amortized such costs accordingly. Related amortization for the year ended December 31, 2001 totaled $935.

NEUROLOGIX, INC. AND SUBSIDIARIES

(formerly Change Technology Partners, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share amounts)

The Iguana acquisition is summarized as follows:

Fair value of tangible assets acquired	$1,815
Fair value of identified intangible assets acquired	4,813
Liabilities assumed	(857)

$5,771

Cash paid, including acquisition costs of $238	$2,817
Less cash acquired	31

Net cash paid	2,786
Common stock of the Company issued	1,990
Replacement options	995

$5,771

As a result of the aforementioned terminations, coupled with the historical cash flow losses, the Company evaluated the recoverability of its acquired intangible assets and goodwill by comparison of the carrying value relative to future cash flows. As a result, the Company recorded impairment charges in 2001 totaling $3,878, which reduced the remaining carrying value of the related intangibles to $0 as of December 31, 2001.

Also in connection with the acquisition of Iguana, 2,300,000 shares of the Company’s common stock were placed in escrow (the “Escrow Shares”). The related contingency period expired in July 2002, at which time the fair value of such shares was included in the aggregate purchase price. As of December 31, 2001, all employees of Iguana had been terminated, and the subsidiary’s operating activities had ceased. The remaining net book value of Iguana intangibles was $0. Accordingly, the Company has recorded additional impairment charges totaling $69 representing the fair value of such shares. This amount is included in impairment losses in the accompanying consolidated statement of operations for the year ended December 31, 2002.

Acquisition and Divestiture of Papke-Textor, Inc.

In June 2001, the Company acquired Canned Interactive, a Los Angeles-based media and entertainment interactive agency, for approximately $1,137 in cash, including acquisition costs, and 6,436,552 shares of the Company’s common stock valued at approximately $953.

The business combination was accounted for using the purchase method of accounting and, accordingly, the total consideration was allocated to the tangible and intangible assets acquired and liabilities assumed on the basis of their respective fair values on the date of acquisition. The results of operations of Canned Interactive, and the estimated fair value of the assets acquired and liabilities assumed are included in the Company’s consolidated financial statements from the date of acquisition. Of the total purchase price, approximately $104 was allocated to the net tangible liabilities assumed, $2,177 was allocated to identified intangible assets, primarily assembled workforce, and to goodwill. The fair value of the identified intangible assets was determined using the replacement cost approach for the assembled workforce. The purchased intangible assets and goodwill were being amortized over their estimated useful lives of three years. On January 1, 2002, in connection with the Company’s adoption of SFAS 142, the value ascribed to the acquired workforce was subsumed into goodwill, and amortization of these assets ceased. At December 31, 2002, the remaining unamortized amount was $1,782 and included in goodwill in the accompanying consolidated balance sheet.

NEUROLOGIX, INC. AND SUBSIDIARIES

(formerly Change Technology Partners, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share amounts)

The Canned Interactive acquisition is summarized as follows:

Fair value of tangible assets acquired	$329
Fair value of identified intangible assets acquired	2,177
Liabilities assumed	(433)

$2,073

Cash paid, including acquisition costs of $250	$1,137
Less cash acquired	17

Net cash paid	1,120
Common stock of the Company issued	953

$2,073

Also in connection with the acquisition of Canned Interactive, $200 in cash and 715,172 shares of the Company’s common stock were placed in escrow (the “Escrow Shares”). The related contingency period expired in December 2002, at which time the cash and the then fair value of the shares, totaling $214, was included in the aggregate purchase price.

On June 30, 2003, the Company sold all of the issued and outstanding shares of Canned Interactive to a limited partnership of which Canned Interactive’s managing director is the general partner. Consideration paid to the Company consisted of 4,500,000 shares of the Company’s common stock with a fair market value of $170. As a result of this divestiture, the Company recognized a loss of $274. Additionally, the Company recognized an impairment charge of $1,782, which is included in discontinued operations for the year ended December 31, 2003, to reduce the carrying amount of the Company’s goodwill ascribed to its single reporting unit to $0 at December 31, 2003.

The results of operations for Canned Interactive, including the loss on sale and goodwill impairment in 2003, are reported as discontinued operations for all periods presented. The accompanying consolidated statements of operations for the years ended December 31, 2003, 2002 and 2001 were restated to reflect such classification.

Revenues/Expenses and net income (loss) of Canned Interactive included in discontinued operations for the years ended December 31, 2003, 2002 and 2001 are as follows:

	Year Ended December 31,
	2003	2002	2001
Revenues	$1,547	$2,678	$971
Expenses	(1,388)	(2,585)	(2,046)

Net income (loss)	($159)	$93	($1,075)

Additionally, Canned Interactive’s assets and liabilities were classified as discontinued operations in the accompanying consolidated balance sheet at December 31, 2002.

NEUROLOGIX, INC. AND SUBSIDIARIES

(formerly Change Technology Partners, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share amounts)

(7) Notes Receivable

See Note 1 for a discussion of the Company’s loan of $1,100 to NRI.

In April 2001, the Company loaned two consultants an aggregate of $500. The full recourse promissory notes, with initial principal amounts of $350 and $150, respectively, accrue interest at 7.25% per annum. Payments are due in various installments of principal plus accrued interest commencing on April 25, 2002 and continuing annually thereafter through April 25, 2006. In April 2002, the Company received the first such installment, totaling $61.

During the second quarter of 2003, the Company received installment payments totaling $36, which amount was less than the $86 due in that period. No further payments have been received. As a result of the underpayment and management’s assessment of the likelihood of future collection, the Company established a valuation allowance for the remaining principal amount of the notes totaling $473.

(8) Commitments and Contingencies

In July 2001, the Board terminated the employment of the Company’s then President and Chief Executive Officer. The former executive had an employment agreement dated August 21, 2000 that provided for severance benefits. As of December 31, 2003, the Company had paid the former executive the full severance he was entitled to under his employment agreement other than health insurance premiums aggregating $15, which are included in the accrued expenses in the accompanying consolidated balance sheet at December 31, 2003.

Operating Leases

As of December 31, 2003, the Company did not have any lease obligations for its facilities.

Rent expense was approximately $5, $1,183 and $963 for the years ended December 31, 2003, 2002 and 2001, respectively.

(9) Stockholders’ Equity

On March 28, 2000, Arinco Computer Systems Inc. (the predecessor to the Company, see September 12, 2000 transaction below) was acquired by an investor group led by Pangea Internet Advisors, LLC. Prior to this transaction, neither Arinco Computer Systems Inc., a public shell, or Pangea Internet Advisors, LLC were active or had substantive business operations. Investors purchased 4,000,000 shares of Series B Convertible Preferred Stock (“Series B Stock”) for net proceeds to the Company of $39,450. Each share of Series B stock is convertible into 40 common shares, and the Series B Stock, collectively, represents approximately 97% of the voting interest of the Company. If by December 31, 2000 the Company’s authorized common stock had not been increased to provide for the conversion of all Series B Stock, holders of 50% of the Series B stock could have required the Company to redeem all such Series B Stock at $10 per share on demand. Accordingly, Series B Stock was classified as temporary equity until shareholder approval was obtained to sufficiently increase the number of authorized common shares. However, as the Series B stockholders effectively controlled the Company, shareholder approval was perfunctory and, accordingly, the full deemed dividend was recognized immediately.

Also, on March 28, 2000, certain other investors purchased warrants (“warrants”) to purchase 41,250,000 shares of common stock for an aggregate purchase price of $100. Of these warrants, 20% have an exercise price of $0.25 per share, 30% have an exercise price of $0.50 per share, 30% have an exercise price of $0.75 per share and 20% have an exercise price of $1.00 per share. The warrants are exercisable at the election of the holder for a period of five years.

NEUROLOGIX, INC. AND SUBSIDIARIES

(formerly Change Technology Partners, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share amounts)

In April 2002, the Company cancelled 15,468,748 of these outstanding warrants to purchase common stock, with a weighted average exercise price of $0.85, in exchange for no consideration.

The difference between the price of the Series B Stock on an as converted basis of $0.25 and $4.88 (the fair value of common stock on the date of issuance of the Series B Stock), or $4.63, multiplied by the number of shares of Series B Stock on an as if converted basis, represents the intrinsic value of the beneficial conversion feature, which totaled approximately $741,000. However, as the intrinsic value of the beneficial conversion feature is greater than the $40,000 in gross proceeds received from the Series B Stock issuance, the amount of the discount attributed to the beneficial conversion feature is limited to the $40,000 of gross proceeds received. The beneficial conversion feature was recorded in the quarter ended March 31, 2000 as a non-cash preferred stock dividend because the Series B Stock is effectively convertible at the option of the preferred stockholders. The $40,000 non-cash dividend increased the Company’s net loss attributable to common stockholders by the same amount.

On March 28, 2000, 1,000,000 shares of Series B Stock were converted into 40,000,000 shares of common stock.

On September 12, 2000, Arinco Computer Systems Inc. merged with and into the Company (d/b/a Pangea Internet, Inc.), a wholly owned subsidiary. All stockholders of Arinco Computer Systems Inc. became stockholders of the Company. Pursuant to the terms of the merger agreement, each outstanding share of Arinco Computer Systems Inc. common stock, Series A preferred stock and Series B preferred stock and warrants was converted into one share of common stock, Series A preferred stock, and Series B preferred stock and warrants, respectively, of the Company. As a result of the merger, the total number of shares of stock which the Company has authority to issue was increased to 505,000,000 shares, of which 500,000,000 are common stock, par value $0.01 per share and 5,000,000 are preferred stock, par value $0.10 per share. This transaction was accounted for as a transaction between companies under common control and therefore there was no adjustment to the historical basis of the assets and liabilities of Arinco Computer Systems Inc. Additionally, as a result of this transaction and the resulting increase in the number of authorized shares of common stock, the redemption feature on the Series B preferred shares was nullified and, accordingly, the Series B Preferred Stock was reclassified to stockholders’ equity.

In 2002, the Company purchased an aggregate of 33,588 shares of its common stock from certain stockholders in exchange for an amount which approximated fair value.

The Company’s Series A and Series B Preferred stock are convertible to common stock on a 1 for 1 and 40 for 1 basis respectively, and have voting rights on an as if converted basis. Series A Preferred stock accumulates $0.06 per share cumulative dividends annually, payable each May 31st at the discretion of the Board. Series A Preferred stockholders are not entitled to payment of any accrued but unpaid dividends existing at the time of a voluntary conversion of such stock to common stock.

In August, 2002 the Company’s stockholders approved the grant to the former Chief Executive Officer of an option to purchase 6,000,000 shares of the Company’s common stock. Under the Separation Agreement entered into in connection with such former Chief Executive Officer’s resignation on June 17, 2003, such options, together with 3,000,000 previously granted, were immediately vested and may be exercised at any time on or before March 31, 2005. As a result of this modification to the terms of the options, the Company recorded a charge of $90. This amount is included in equity based compensation in the accompanying consolidated statement of operations for the year ended December 31, 2003.

NEUROLOGIX, INC. AND SUBSIDIARIES

(formerly Change Technology Partners, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share amounts)

(10) Equity Based Compensation

Under the terms of the Company’s incentive stock option plans, employees, directors, and consultants may be granted options to purchase the Company’s common stock at no less than 100% of the market price on the date the option is granted (110% of fair market value for incentive stock options granted to holders of more than 10% of the voting stock of the Company). Options generally vest over three or four years and have a maximum term of 10 years.

Information related to all stock options granted by the Company is as follows:

	Number of Shares	Weighted Average Exercise Price
December 31, 2000	4,600,000	$1.21
Granted	14,200,000	0.04
Exercised	—	—
Options issued in connection with acquisition of Iguana	1,658,638	1.05
Forfeited/Cancelled	(4,324,870)	1.45

December 31, 2001	16,133,768	0.10
Granted	—	—
Exercised	—	—
Forfeited/Cancelled	(1,548,021)	0.19

December 31, 2002	14,585,747	0.08
Granted	—	—
Exercised	—	—
Forfeited/Cancelled	—	—

December 31, 2003	14,585,747	$0.08

The following table summarizes information about the Company stock options outstanding at December 31, 2003:

	Options Outstanding			Options Exercisable
Exercise Prices	Outstanding at December 31, 2003	Weighted Average Contractual Life Remaining	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
0.03	12,000,000	7.71	0.03	12,000,000	0.03
0.06	700,000	7.83	0.06	700,000	0.06
0.29	540,747	0.43	0.29	540,747	0.29
0.32	15,000	7.00	0.32	15,000	0.32
0.41	15,000	6.83	0.41	15,000	0.41
0.50	1,300,000	6.75	0.50	1,289,583	0.50
0.67	15,000	0.85	0.67	15,000	0.67

Total	14,585,747		$0.08	14,575,330	$0.08

NEUROLOGIX, INC. AND SUBSIDIARIES

(formerly Change Technology Partners, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share amounts)

During 2000, the Company granted stock options to purchase 4,600,000 shares of common stock to the then Chief Executive Officer and members of the Board at a weighted average exercise price of $1.21, all of which were granted at less than the fair value of the common stock on the measurement date. The Company recorded deferred compensation of approximately $2,480 in connection with the grant of these options. This amount is presented as deferred compensation within the accompanying balance sheet and is being amortized over the related vesting period, of either three or four years. In 2001, in connection with the termination of the then Chief Executive Officer, and in 2002, in connection with the voluntary departure of a member of the Board, the Company reversed certain of this unamortized deferred compensation related to unvested options forfeited as a result of the departures. The Company amortized $268, $377 and $621 of deferred compensation during the years ended December 31, 2003, 2002 and 2001, respectively. As of December 31, 2003, all such deferred compensation has been amortized.

In September 2001, the Compensation Committee of the Board, granted to the newly appointed Chief Executive Officer options to purchase 9,000,000 shares of the Company’s common stock at an exercise price of $0.03 per share, the then fair value of the underlying common stock. Of this grant, options to purchase 6,000,000 shares of the Company’s common stock were subject to shareholder approval, which was obtained in August 2002 when the fair value of the underlying stock was $0.02 per share. The remaining unvested options became fully vested in June 2003 pursuant to a Separation Agreement, and the Company recorded severance expense of $90, which is included in equity based compensation in the accompanying 2003 consolidated statement of operations (see Note 9).

During the year ended December 31, 2001, the Compensation Committee of the Board granted to certain members of the Board options to purchase an aggregate of 3,000,000 and 200,000 shares of the Company’s common stock at an exercise price of $0.03 and $0.50 per share, respectively, the then fair value of the underlying common stock.

On November 7, 2001, the Compensation Committee of the Board granted to a new member of the Board options to purchase an aggregate of 2,000,000 shares of the Company’s common stock at an exercise price of $0.06 per share, the then fair value of the underlying common stock. However, in connection with such new member’s resignation on December 31, 2002, he surrendered options to purchase 1,300,000 shares of the Company’s common stock. He retained options to purchase the remaining 700,000 shares of the Company’s common stock.

(11)	Related Party Transactions

During the year ended December 31, 2003, the Company incurred legal fees in connection with certain transactions and other matters in the normal course of business. A portion of these services was provided by a firm of which a partner was a member of the Board of the Company until June 2003. Fees incurred by this firm totaled approximately $419, $387 and $881 for the years ended December 31, 2003, 2002 and 2001, respectively.

Additionally, during the year ended December 31, 2002, the Company incurred management and investment advisory service fees in connection with identifying, evaluating, negotiating, and managing investment opportunities for the Company. These services were provided by FG II Ventures, L.P. (“FG II”), a firm of which William Avery, a former chief executive officer of the Company was previously affiliated. Fees incurred by the Company to FG II totaled $135 and $510 in the years ended December 31, 2002 and 2001, respectively. As of December 31, 2002, the Company no longer utilized this firm to perform any services for the Company.

NEUROLOGIX, INC. AND SUBSIDIARIES

(formerly Change Technology Partners, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share amounts)

FG II occupied a portion of the Company’s office space in Connecticut, for which it paid rent at an amount which approximated fair market value. Such payments to the Company totaled $188, $230 and $283 during the years ended December 31, 2003, 2002 and 2001, respectively. Furthermore, FG II was indebted to the Company in the sum of $ 85 and $194 at December 31, 2003 and 2002, respectively, which represents the balance for FG II’s pro rata share of certain leasehold improvements and rental payments due. This indebtedness is reflected as a related party receivable in the accompanying consolidated balance sheet. Since the expiration of the Company’s lease for its Connecticut office space on September 30, 2003, FG II has taken a direct lease with the landlord and pending the closing of the Merger, it has provided the Company with an office address and receptionist services. Pursuant to an Agreement, dated October 3, 2003, the Company transferred its rights to certain furniture and equipment and settled the amount then due from FG II of $102 for $90, of which $5 was paid in October 2003, $5 in January 2004 and the balance in February 2004.

(12)	Property and Equipment

Property and equipment consist of the following:

	December 31,
	2003	2002
Computer and office equipment	$—	$735
Furniture and fixtures	196	362
Leasehold improvements	—	245

Total property and equipment	196	1,342
Less accumulated depreciation and amortization	180	906
Less property and equipment allocated to discontinued operations	—	155

Property and equipment, net	$16	$281

At December 31, 2002, the Company had approximately $332 of equipment under capital leases included in computer and office equipment and related accumulated amortization of approximately $288. Amortization of these assets recorded under capital leases is included in depreciation expense. With the sale of Canned Interactive on June 30, 2003, the Company did not have any equipment under capital leases as of December 31, 2003.

Depreciation and amortization aggregated $226, $284 and $2,519 for the years ended December 31, 2003, 2002 and 2001, respectively.

NEUROLOGIX, INC. AND SUBSIDIARIES

(formerly Change Technology Partners, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share amounts)

(13)	Accrued Expenses

Accrued expenses consist of the following:

	December 31,
	2003	2002
Accrued severance	$—	$181
Accrued professional fees	116	150
Accrued NY office leases	—	244
Accrued employee payroll and benefits	15	204
Accrued other	37	6
Accrued merger related expenses	127	—
Accrued franchise taxes	31	—
Less accrued expenses allocated to discontinued operations	—	205

Total	$326	$580

(14)	Income Taxes

The tax effects of temporary differences that give rise to a significant portion of the net deferred income tax assets (liabilities) are as follows:

	December 31,
	2003	2002
Net deferred income tax assets (liabilities):
Equity losses	$—	$3,064
Equity based compensation	—	692
Net operating loss	8,271	8,783
Property and equipment	26	(6)
Allowance for doubtful receivables	189	—
Intangibles	—	(627)
Other	—	28

Total net deferred income tax assets	8,486	11,934
Valuation allowance	(8,486)	(11,934)

Total net deferred income tax assets	$—	$—

The benefit for income taxes differed from the amounts computed by applying the federal income tax rate of 34% in 2003 and 35% in 2002 and 2001, respectively, to pretax losses as a result of the following:

	Rate Reconciliation
	2003		2002		2001
	$	%	$	%	$	%
Expected tax benefit	(1,749)	(34.00)%	(1,190)	(35.00)%	(11,165)	(35.00)%
State and local tax benefit	—	0.00%	(119)	(3.50)%	(1,037)	(3.25)%
Non-deductible expenses	123	2.39%	20	0.59%	3,023	9.48%
Valuation allowance	1,290	25.07%	1,200	35.29%	8,689	27.24%
Other	336	6.54%	89	2.62%	490	1.53%

Tax benefit	—	0.00%	—	0.00%	—	0.00%

NEUROLOGIX, INC. AND SUBSIDIARIES

(formerly Change Technology Partners, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share amounts)

As of December 31, 2003, the Company had available estimated net operating loss carryforwards for income tax purposes of approximately $24,325 which were scheduled to expire on various dates from 2004 through 2023. As a result of the Merger, the Company’s pre-merger net operating loss carryforwards will be substantially limited, if not completely eliminated, due to a lack of continuity of business enterprise under Section 382 of the Tax Reform Act of 1986.

(15)	Supplementary Cash Flow Information

During the years ended December 31, 2003, 2002 and 2001, the Company paid interest of $0, $15 and $30, respectively.

(16)	Unaudited Selected Quarterly Financial Data

The following tables set forth unaudited quarterly consolidated statements of operations data of the Company for each of the eight most recent quarters. In management’s opinion, this unaudited information has been prepared on the same basis as the audited annual financial statements and includes all adjustments (consisting only of normal recurring adjustments) necessary for fair presentation of the unaudited information for the quarters presented. You should read this information in conjunction with the consolidated financial statements, including the notes to those statements, included herein. Given the Company’s divestiture of all operating segments and the Merger, which closed on February 10, 2004, the results of operations for a quarter are not indicative of the results that Company will experience in subsequent periods.

	Three Months Ended
	Dec. 31, 2003	Sep. 30, 2003	June 30, 2003	March 31, 2003
Revenues	$—	$—	$—	$—
Cost of revenues	—	—	—	—

Gross profit	—	—	—	—
General and administrative	701	730	516	1,029
Equity based compensation expense	—	88	180	90
Impairment losses	—	—	—	—
Severance charges	8	—	140	—

Loss from operations	(709)	(818)	(836)	(1,119)
Other income (loss), net	(33)	23	(31)	279

Loss from continuing operations	(742)	(795)	(867)	(840)
Discontinued operations	—	—	(1,967)	68

Net loss	($742)	($795)	($2,834)	($772)

NEUROLOGIX, INC. AND SUBSIDIARIES

(formerly Change Technology Partners, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share amounts)

	Three Months Ended
	Dec. 31, 2002	Sep. 30, 2002	June 30, 2002	March 31, 2002
Revenues	$—	$—	$—	$—
Cost of revenues	—	—	—	—

Gross profit	—	—	—	—
General and administrative	744	745	1,104	749
Equity based compensation expense	(17)	131	132	131
Impairment losses	—	—	69	—

Loss from operations	(727)	(876)	(1,305)	(880)
Other income (loss), net	170	199	(3)	(172)

Loss from continuing operations	(557)	(677)	(1,308)	(1,052)
Discontinued operations	119	(114)	(44)	132

Net loss	($438)	($791)	($1,352)	($920)

(17)	Valuation and Qualifying Accounts

Description	Balance at Beginning of Period	Additions Charged to Costs and Expensed	Additions Included in Acquired Net Assets	Deletions Included in Disposals	Balance at End of Period
2003:
Allowances for doubtful accounts	—	$488	—	—	$488
2002:
Allowances for doubtful accounts	—	—	—	—	—
2001:
Allowances for doubtful accounts	$62	—	$197	($259)	—

(18)	Subsequent Event

On June 18, 2003, the Company signed a letter of intent with Neurologix Research, Inc. (formerly known as “Neurologix, Inc.” and referred to herein as “NRI”) to merge a newly-formed, wholly-owned subsidiary of the Company (“CTP/N Merger Corp.”) with and into NRI, with NRI surviving as a wholly-owned subsidiary of the Company (the “Merger”). On August 13, 2003, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”), with NRI and CTP/N Merger Corp. The consummation of the Merger was approved by the stockholders of the Company on February 9, 2004 and the Merger was closed on February 10, 2004.

Pursuant to the Merger Agreement and as a result of the Merger, each share of NRI common stock, convertible preferred stock and Series B convertible preferred stock outstanding at the effective time of the Merger was converted into the right to receive 69.0135 shares of the Company’s common stock, par value $0.001 per share (the “Exchange Ratio”). In addition, options to purchase shares of common stock were also adjusted by the Exchange Ratio and automatically converted into options to purchase shares of the Company’s common stock. The Exchange Ratio was determined in accordance with the terms of the Merger Agreement and depended on the “Total Change Existing Shares”, the “Total NRI Existing Shares” and “Neurologix’s Net Cash Assets,”

NEUROLOGIX, INC. AND SUBSIDIARIES

(formerly Change Technology Partners, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

each as defined in the Merger Agreement, as of the effective time of the Merger. As a result of the Merger, NRI received an aggregate number of shares of Neurologix’s common stock representing approximately 68% of the total number shares of Neurologix common stock outstanding after the Merger. Since the stockholders of NRI will receive the majority of the voting shares of the combined company, and the board of directors and management of the combined company will be controlled by members of the board of directors and management of NRI, the merger will be accounted for as a reverse acquisition whereby, for accounting purposes, NRI will be considered the acquirer.

NRI is involved in developing treatments for disorders of the brain and central nervous system using gene therapy and other innovative therapies. These treatments are designed as alternatives to conventional surgical and pharmacological treatments. NRI’s products are still in the development stage and NRI has not generated any revenues. As a result, it has incurred net losses from operating activities of $2,274, $1,310, $871, and $5,837 and negative cash flows from operating activities of $1,772, $1,119, $728, and $4,905 for the years ended December 31, 2003, 2002, 2001 and for the period from February 12, 1999 (date of inception) to December 31, 2003, respectively.

In addition, management believes that NRI will continue to incur net losses and cash flow deficiencies from operating activities for the foreseeable future. Since the Company’s existing resources will not be sufficient to enable it to obtain the regulatory approvals necessary to commercialize its current or future product candidates, the Company will need to raise additional funds through public or private equity offerings, debt financings or additional corporate collaboration and licensing arrangements. The Company does not know whether additional financing will be available when needed, or if available, will be on acceptable or favorable terms to it or its stockholders.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

The Board of Directors and Stockholders

Neurologix Research, Inc.

We have audited the accompanying balance sheets of Neurologix Research, Inc. (formerly Neurologix, Inc.) (A Development Stage Company) as of December 31, 2003 and 2002, and the related statements of operations, changes in stockholders’ deficiency and cash flows for the years ended December 31, 2003, 2002 and 2001 and for the period from February 12, 1999 (date of inception) through December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Neurologix Research, Inc. (formerly Neurologix, Inc.) as of December 31, 2003 and 2002, and its results of operations and cash flows for the years ended December 31, 2003, 2002 and 2001 and for the period from February 12, 1999 (date of inception) to December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

/s/    J.H. Cohn LLP

Roseland, New Jersey

March 13, 2004

NEUROLOGIX, RESEARCH, INC

(formerly known as Neurologix, Inc.)

(A Development Stage Company)

BALANCE SHEETS

	DECEMBER 31,
	2003	2002
	(In thousands, except share and per share amounts)
ASSETS
Current assets—cash and cash equivalents	$755	$1,636
Equipment, less accumulated depreciation of $107 and $52	115	113
Intangible assets, less accumulated amortization of $41 and $22	293	185
Deferred merger costs	202	—
Other assets	8	—

Total	$1,373	$1,934

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current liabilities:
Note payable	$1,100	$—
Accrued expenses	225	85
Accrued merger costs	162	—
Current portion of capital lease obligations	21	—

Total current liabilities	1,508	85
Note payable to related party	2,358	2,238
Capital lease obligations, net of current portion	5	—

Total liabilities	3,871	2,323

Commitments and contingencies
Mandatorily redeemable convertible preferred stock, $.001 par value, 147 shares designated, issued and outstanding	500	500

Stockholders’ deficiency
Series B convertible preferred stock, $.001 par value; 490,754 shares issued and outstanding	—	—
Common stock, $.001 par value; 20,000,000 shares authorized; 2,490,583 and 2,390,583 shares issued and outstanding	3	2
Additional paid-in capital	3,314	3,225
Unearned compensation	(478)	(553)
Deficit accumulated during the development stage	(5,837)	(3,563)

Total stockholders’ deficiency	(2,998)	(889)

Total	$1,373	$1,934

See Notes to Financial Statements.

NEUROLOGIX RESEARCH, INC.

(formerly known as Neurologix, Inc.)

(A Development Stage Company)

STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001 AND

PERIOD FROM FEBRUARY 12, 1999 (DATE OF INCEPTION)

THROUGH DECEMBER 31, 2003

(In thousands, except share and per share amounts)

	Years Ended December 31,
	2003	2002	2001	Cumulative
Operating expenses:
Research and licensing	$1,064	$441	$326	$2,665
Scientific consulting	206	286	203	959
General and administrative expenses	886	486	246	1,882

Loss from operations	(2,156)	(1,213)	(775)	(5,506)

Other income (expense):
Dividend and interest income	16	21	—	41
Interest expense-related parties	(134)	(118)	(96)	(372)

Totals	(118)	(97)	(96)	(331)

Net loss	($2,274)	($1,310)	($871)	($5,837)

Basic and diluted net loss per share	($.93)	($.57)	($.39)

Weighted average common shares outstanding, basic and diluted	2,457,706	2,285,276	2,253,805

See Notes to Financial Statements.

NEUROLOGIX RESEARCH, INC.

(formerly known as Neurologix, Inc.)

(A Development Stage Company)

STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY

YEARS ENDED DECEMBER 31, 2003, 2002, 2001 AND

THE PERIOD FROM FEBRUARY 12, 1999 (DATE OF INCEPTION)

THROUGH DECEMBER 31, 2003

(In thousands, except number of shares)

	Series B Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Unearned Compensation	Deficit Accumulated During the Development Stage	Total
	Shares	Amount	Shares	Amount
Sale of common stock to founders			2,175,000	$2	$2			$4
Net loss							($328)	(328)

Balance, December 31, 1999			2,175,000	2	2		(328)	(324)
Net loss							(1,055)	(1,055)

Balance, December 31, 2000			2,175,000	2	2		(1,383)	(1,379)
Stock options granted for services					9			9
Common stock issued for intangible assets			94,000	—	24			24
Net loss							(870)	(870)

Balance, December 31, 2001			2,269,000	2	35		(2,253)	(2,216)
Retirement of founder shares			(12,000)	—	—
Common stock issued pursuant to license agreement			133,583	—	577	$(577)
Private placement of Series B preferred stock	491	—			2,613			2,613
Amortization of unearned compensation						24		24
Net loss							(1,310)	(1,310)

Balance, December 31, 2002	491	—	2,390,583	2	3,225	(553)	(3,563)	(889)
Sale of common stock			100,000	1	89	(89)		1
Amortization of unearned compensation						164		164
Net loss							(2,274)	(2,274)

Balance, December 31, 2003	491	$—	2,490,583	$3	$3,314	($478)	($5,837)	($2,998)

See Notes to Financial Statements.

NEUROLOGIX RESEARCH, INC.

(formerly known as Neurologix, Inc.)

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2003, 2002, 2001 AND

PERIOD FROM FEBRUARY 12, 1999 (DATE OF INCEPTION) THROUGH DECEMBER 31, 2003

(In thousands, except share and per share amounts)

	Years Ended December 31,
	2003	2002	2001	Cumulative
Operating activities:
Net loss	($2,274)	($1,310)	($871)	($5,837)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	56	32	13	107
Amortization	19	12	7	43
Stock options granted for services	—	—	9	9
Impairment of intangible assets	51	—	—	51
Amortization of unearned compensation	164	24	—	188
Non-cash interest	120	118	96	358
Changes in operating assets and liabilities—accrued expenses	92	5	18	176

Net cash used in operating activities	(1,772)	(1,119)	(728)	(4,905)

Investing activities:
Purchases of equipment	(16)	(126)	—	(182)
Purchases of intangible assets	(179)	(45)	(94)	(362)

Net cash used in operating activities	(195)	(171)	(94)	(544)

Financing activities:
Proceeds from note payable	1,100			1,100
Borrowings from related party		195	729	2,000
Payments of capital lease obligation	(15)			(15)
Proceeds from issuance of common stock	1	—	—	5
Proceeds from issuance of preferred stock	—	2,613	—	3,114

Net cash provided by financing activities	1,086	2,808	729	6,204

Net increase (decrease) in cash and cash equivalents	(881)	1,518	(93)	755
Cash and cash equivalents, beginning of period	1,636	118	211

Cash and cash equivalents, end of period	$755	$1,636	$118	$755

Supplemental disclosure of non-cash investing and financing activities—common stock issued for intangible assets	—	—	$24	$24

See Notes to Financial Statements.

NEUROLOGIX RESEARCH, INC.

(formerly known as Neurologix, Iinc.)

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

Note 1—Nature of operations and summary of significant account policies

Nature of operations:

Neurologix Research, Inc. (formerly known as Neurologix, Inc.) (A Development Stage Company) (“NRI”) was incorporated in the State of Delaware in February 1999. NRI owns or licenses and is developing technologies designed to deliver gene therapy as a treatment for central nervous system disorders.

Development Stage:

NRI is in the development stage as defined in Statement of Financial Accounting Standards (“SFAS”) No. 7, “Accounting and Reporting for Development Stage Enterprises.” Through December 31, 2003, NRI has not generated revenues and has devoted its efforts to various start-up activities including technology development and raising capital. NRI anticipates requiring additional capital to complete its development stage activities.

Use of Estimates:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Cash and Cash Equivalents:

NRI considers money market accounts and all highly-liquid debt instruments with maturities of three months or less when acquired to be cash equivalents.

Equipment:

Equipment is stated at cost less accumulated depreciation. NRI records depreciation using the declining balance method over an estimated useful life of five years.

Intangible Assets:

Intangible assets consist of patents and patent rights obtained under licensing agreements and are amortized on a straight-line basis over the estimated useful lives which range from five to 15 years. NRI estimates amortization expenses related to intangible assets owned as of December 31, 2003 to be approximately $21 per year for the next five years.

Impairment of Long-Lived Assets:

NRI periodically assesses the recoverability of the carrying amounts of long-lived assets, including intangible assets. A loss is recognized when expected undiscounted future cash flows are less than the carrying amount of the asset. The impairment loss is the amount by which the carrying amount of the asset exceeds its fair value.

NEUROLOGIX RESEARCH INC.

(formerly Change Technology Partners, Inc.)

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

Income Taxes:

NRI complies with SFAS No. 109, “Accounting for Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for temporary differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

Stock-Based Compensation:

Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), provides for the use of a fair value based method of accounting for employee stock compensation. However, SFAS 123 also allows an entity to continue to measure compensation cost for stock options granted to employees using the intrinsic value method of accounting prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), which only requires charges to compensation expense for the excess, if any, of the fair value of the underlying stock at the date a stock option is granted (or at an appropriate subsequent measurement date) over the amount the employee must pay to acquire the stock, if such amounts differ materially from the historical amounts. NRI has elected to continue to account for employee stock options using the intrinsic value method under Opinion 25. By making that election, NRI is required by SFAS 123 and SFAS 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” to provide pro forma disclosures of net income (loss) and earnings (loss) per share as if a fair value based method of accounting had been applied. NRI has used the minimum value method as permitted by SFAS 123 to estimate the fair value of options granted to employees for such pro forma disclosures, as follows:

	2003	2002	2001
Net loss—as reported	($2,274)	($1,310)	($871)
Deduct total stock-based employee compensation expense determined under fair value-based method for all awards	—	25	—

Net loss—pro forma	($2,274)	($1,335)	($871)

Basic/diluted loss per share—as reported	($.93)	($.57)	($.39)

Basic/diluted loss per share—pro forma	($.93)	($.58)	($.39)

In accordance with SFAS 123, all other issuances of common stock, stock options or other equity instruments issued to employees and non-employees as consideration for goods or services received by NRI are accounted for based on the fair value of the consideration received or the fair value of the equity instrument, whichever is more readily measurable. Such fair value is measured at an appropriate date pursuant to the guidance in EITF Issue No. 96-18 and capitalized or expensed as appropriate.

Note 2—Basis of Presentation

The accompanying financial statements have been prepared assuming that NRI will continue as a going concern. NRI is in the development stage and has not generated any revenues as of December 31, 2003. As a

NEUROLOGIX RESEARCH INC.

(formerly Change Technology Partners, Inc.)

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

result, NRI incurred net losses of $2,274, $1,310, $871 and $5,837 and negative cash flows from operating activities of $1,772, $1,119, $728 and $4,905 for the years ended December 31, 2003, 2002 and 2001 and for the period from February 12, 1999 (date of inception) to December 31, 2003, respectively. In addition, management believes that NRI will continue to incur net losses and cash flow deficiencies from operating activities for the foreseeable future.

To enable NRI to sustain its operations through at least December 31, 2004 and, ultimately complete its marketing and development program and achieve profitability, management plans to seek additional financing for NRI through the sale of debt and equity securities.

As more fully described in Note 10, effective February 10, 2004, pursuant to an Agreement and Plan of Merger dated as of August 13, 2003 and amended by Amendment No. 1 to Agreement and Plan of Merger dated November 14, 2003 (as amended, the “Merger Agreement”), NRI merged with a subsidiary of Change Technology Partners, Inc. (“Change”).

As of December 31, 2003, Change’s assets consisted primarily of approximately $5,413 in cash and cash equivalents. Management believes that the merger with Change will enable NRI to conduct the Phase I clinical trial of gene therapy that it has developed for the treatment of Parkinson’s disease and to continue the development of innovative therapies for the treatment of other degenerative neurological disorders.

The combined company’s existing resources will not be sufficient to support the commercial introduction of any of its product candidates. The combined company will need to raise additional funds through public or private equity offerings, debt financings or additional corporate collaboration and licensing arrangements. NRI does not know whether additional financing will be available when needed, or if available, will be on acceptable or favorable terms to it or its stockholders.

Note 3—Note Payable

Concurrent with the execution of the Merger Agreement, Change loaned NRI $750 and NRI issued a promissory note in the aggregate principal amount of $750 due April 30, 2004 in favor of Change. On November 11, 2003, the merger agreement was amended to increase the amount of the loan to $1,100 and to extend the term of the loan to June 30, 2004. The note accrues interest at 4% per annum, is collateralized by all of the assets of NRI and is senior to all existing indebtedness of NRI. Effective with the closing of the Merger (see Note 10) on February 10, 2004, the note, together with the accrued interest thereon, is no longer deemed to be a note payable and will be treated as an investment by Change in NRI.

Note 4—Capital lease obligations:

During 2003, NRI acquired equipment with a capitalized cost of $41 pursuant to a capital lease obligation. The acquisition of such equipment was a non-cash transaction and, accordingly, is not reflected in the accompanying statement of cash flows for the year ended December 31, 2003.

NEUROLOGIX RESEARCH INC.

(formerly Change Technology Partners, Inc.)

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

Future minimum payments under capital leases in each of the years subsequent to December 31, 2003 are as follows:

Year Ending December 31,	Amount
2004	$22
2005	6

Total minimum lease payments	28
Less amount representing interest	2

Present value of net minimum lease payments	26
Less current portion	21

Long-term portion	$5

Note 5—Related Party Transactions:

At December 31, 2003, NRI has a note payable to several of its preferred stockholders pursuant to a $2,000 credit line agreement that expires in October 2007 and is collateralized by certain intellectual property of NRI. Interest expense of approximately $120, $118, $96, and $358 was accrued at 6% for the years ended December 31, 2003, 2002, and 2001 and for the period from February 12, 1999 (date of inception) to December 31, 2003, respectively, but was not paid.

Concurrent with the merger with Change (see Note 10), the outstanding balance, including accrued interest, was converted into common stock of NRI at a conversion price of $6 per share.

NRI paid its President a management fee of $24 for each of the years ended December 31, 2003, 2002, and 2001 and $96 for the period from February 12, 1999 (date of inception) to December 31, 2003. NRI’s President is also a stockholder and a note holder of NRI.

Note 6—Income Taxes:

At December 31, 2003, NRI has net operating loss carryforwards (“NOLs”) of approximately $6,305 which, if not used, expire through 2023. The deferred tax asset for NRI’s NOLs approximated $2,518. NRI has a deferred tax asset from research and development credits of approximately $87, which, if not used, will also expire through 2023. Due to the significant doubt related to NRI’s ability to utilize its deferred tax assets, a valuation allowance for the full amount of the deferred tax assets of $2,605 has been established at December 31, 2003. There are no other significant permanent or temporary differences.

NRI had also offset the potential benefits of $1,400, $880 and $520 from NOLs by equivalent valuation allowances as of December 31, 2002, 2001, and 2000, respectively. As a result of the increases in the valuation allowance of $1,118, $520, $360 and $2,605 during the years ended December 31, 2003, 2002 and 2001 and for the period from February 12, 1999 (date of inception) to December 31, 2003, respectively, there are no income tax benefits reflected in the accompanying statements of operations to offset pre-tax losses.

NEUROLOGIX RESEARCH INC.

(formerly Change Technology Partners, Inc.)

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

The tax effects of temporary differences that give rise to a significant portion of the net deferred income tax assets are as follows:

	December 31,
	2003	2002
Net deferred income tax assets:
Net operating losses	$2,518	$1,400
Research & development credit	87	87

Total net deferred income tax assets	2,605	1,487
Valuation allowance	(2,605)	(1,487)

Total net deferred income tax assets	$—	$—

The benefit for income taxes differed from the amounts computed by applying the federal and state income tax rates of 40% to pretax losses as a result of the following:

	2003			2002			2001
	$	%		$	%		$	%
Expected tax benefit	(910)	(40.00%	)	(520)	(40.00%	)	(360)	(40.00%	)
Non-deductible expenses	20	0.88%		—	0.00%		—	0.00%
Prior year underaccrual	(228)	(10.00%	)	—	0.00%		—	0.00%
Valuation allowance	1,118	49.12%		520	40.00%		360	40.00%

Tax Expense	—	0.00%		—	0.00%		—	0.00%

Note 7—Preferred Stock:

The Articles of Incorporation of NRI, as amended, authorized 1,000,000 shares of $.001 par preferred stock that may be designated in different series at the discretion of the Board of Directors. As of December 31, 2003, the board of Directors has designated 147 of such shares as Convertible Preferred Stock (“Convertible Preferred Stock”) and 562,500 of such shares as Series B Convertible Preferred Stock (“Series B Preferred Stock”).

Pursuant to the terms of a private placement during 1999, NRI sold all of the 147 shares of Convertible Preferred Stock for aggregate consideration of $500 or $3,401 per share. Each share of Convertible Preferred Stock is entitled to cumulative dividends at the rate of 10% of the liquidation preference per year; however, such dividend may not be paid unless corresponding dividends are paid to the holders of the Series B Preferred Stock. In addition, each share of Convertible Preferred Stock is convertible into 15,000 shares of NRI’s common stock at the option of the holder.

In the event that shares of the Convertible Preferred Stock are not converted into common stock on or prior to October 15, 2004, the holder of shares of Convertible Preferred Stock shall be entitled to have NRI redeem the shares of Convertible Preferred stock and to receive $3,401 per share (as adjusted for any share dividends, combinations or subdivision with respect to such shares of Convertible Preferred Stock) plus all accrued and unpaid dividends for each share of Convertible Preferred Stock redeemed by NRI. In addition, this class of stock is preferential to the common stock of NRI for distributions in liquidation and dissolution. The aggregate liquidation preference is $500. Holders of the Convertible Preferred Stock are entitled to all voting rights of the common stockholders.

NEUROLOGIX RESEARCH INC.

(formerly Change Technology Partners, Inc.)

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

In 2002, NRI executed preferred stock subscription agreements with certain investors pursuant to which NRI sold 490,754 shares of Series B Preferred Stock and received gross proceeds of $2,650 or $5.40 per share. In connection with this private placement, NRI incurred expenses of approximately $37. Each share of Series B Preferred Stock is convertible into one share of common stock, subject to certain antidilution provisions. The Series B Preferred stock carries a liquidation preference which entitles the holder to receive an amount equal to the equity investment prior to distributions to the holders of NRI’s common stock and Convertible Preferred Stock. The aggregate Series B Preferred Stock liquidation preference is approximately $2,650 or $5.40 per share. In addition, the Series B Preferred Stock does not have a cumulative dividend. Holders of the Series B Preferred Stock are entitled to all voting rights of the common stockholders.

Concurrent with the execution of the Merger Agreement (See Note 10), all shares of Convertible Preferred Stock and Series B Preferred Stock were converted into shares of Change’s common stock at a defined exchange ratio.

Note 8—Stock Options:

During 2001, NRI approved a stock option plan (the “Plan”) which provided for the granting of stock options and restricted stock to employees, independent contractors, consultants, directors and other individuals. A maximum of 1,400,000 shares of common stock have been approved for issuance under the Plan by NRI’s Board of Directors.

A summary of the status of NRI’s shares subject to options as of December 31, 2003 and 2002 and changes during the years then ended is presented below:

	2003		2002		2001
	Shares	Weighted Average Exercise Price	Shares Or Price	Weighted Average Exercise Price	Shares Or Price	Weighted Average Exercise Price
Outstanding, beginning of year	257,000	$0.64	232,000	$0.24
Granted			25,000	4.32	232,000	$.24

Outstanding, end of year	257,000	$0.64	257,000	$0.64	232,000	$.24

Options exercisable, end of year	241,333		208,167		167,500

Weighted average fair value of options granted during the year			$0.96		$.04

The following table summarizes information about stock options outstanding at December 31, 2003:

	Options Outstanding			Options Exercisable
Exercise Price	Number Outstanding	Weighted Average Years of Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.23—$.25	232,000	2.5	$0.24	216,333	$0.24
$4.32	25,000	3.5	4.32	25,000	4.32

$0.23—$4.32	257,000	2.6	$0.64	241,333	$0.66

NEUROLOGIX RESEARCH INC.

(formerly Change Technology Partners, Inc.)

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

NRI uses the minimum value method for purposes of determining the pro forma and historical fair values of options granted to employees and non-employees during the years ended December 31, 2003, 2002 and 2001.

Note 9—Commitments and Contingencies:

License Agreements:

In September 1999 and April 2001, NRI entered into two license agreements with Rockefeller University whereby Rockefeller University granted to NRI the sole and exclusive right and license, under the ownership rights of the university, to certain patent rights and technical information. In conjunction with the agreements, NRI paid the university an annual maintenance fee of $25 per agreement as well as benchmark payments and royalties, as defined. The licenses shall continue for the lives of the patents covered in the agreements. In November 2002, the license agreements were modified under a new license agreement. In connection with the new agreement, NRI issued 133,583 shares of common stock to Rockefeller in exchange for cancellation of annual maintenance fees and modification of the royalty fee structure. The common stock was valued at approximately $577 and was initially charged to unearned compensation with an offsetting credit to additional paid-in capital. The unearned compensation will be amortized to research and licensing expense over four years, the estimated benefit period.

In 2002, NRI entered into two license agreements with Thomas Jefferson University whereby Thomas Jefferson granted to NRI the sole and exclusive right and license to certain patent rights and technical information. In conjunction with the agreements, NRI paid the university an initial fee of $100 and $50, respectively for each agreement. In addition, NRI is committed to pay annual maintenance fees of $80 and $20, respectively, as well as benchmark payments and royalties, as defined. The maintenance fees can be applied to royalty and benchmark fees incurred in the calendar year of payment only. The licenses will continue for the lives of the patents covered in the agreements. NRI has the right to terminate the agreements at any time upon 90 days written notice to the university.

In August 2002, NRI entered into a license agreement with Rockefeller University and Yale University whereby the universities granted to NRI a nonexclusive license to certain patent rights and technical information. An initial fee of $20 was paid to each of the two universities pursuant to the agreement. In addition, NRI is committed to pay an annual maintenance fee of $5 per year to each university. In conjunction with the agreement, NRI shall make payments upon reaching certain milestones, as defined. NRI has the right to terminate the agreement at any time upon 90 days written notice to the universities.

Research Agreements:

In December 2001, NRI entered into a research agreement with University Health (University of Toronto). University Health granted to NRI the sole and exclusive right and license to certain patent rights and technical information for a period of three years. In conjunction with the agreement, NRI pays the university $50 per year in quarterly installments.

In June 2002, NRI entered into an Option and Research Support Agreement with Rockefeller University, which provides for semi-annual payments of $50 each. NRI has the right to terminate the agreement upon 90 days notice.

NEUROLOGIX RESEARCH INC.

(formerly Change Technology Partners, Inc.)

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

Material Supply Agreement:

On February 26, 2004 NRI entered into a material supply agreement with Auckland UniServices, Ltd. The agreement provides for 3 payments totaling $150, all of which will be made in 2004.

Consulting Agreements:

NRI has consulting agreements with five scientists who comprise NRI’s Scientific Advisory Board, one of which is with an individual who is the Chairman of NRI’s Advisory Board. These agreements provide that the scientists are engaged by NRI to provide advice and consulting services in scientific research on human gene therapy in the brain and central nervous system and to assist NRI in seeking financing and meeting with prospective investors.

The first agreement, as amended by letter effective April 2, 2003, states that no additional compensation will be paid to the individual until the completion of the Phase I clinical trials. The second agreement, as amended on October 8, 2003, provides for payments of $124 per annum through 2007. The third and fourth agreements provide for payments of $50 and $25 per annum, respectively, through March and April 2003, respectively, and are automatically renewed annually for up to three additional years unless terminated for cause or upon 30 days written notice to the other party prior to an annual anniversary date. These consulting agreements are subject to confidentiality, proprietary information and invention agreements. Any discoveries and intellectual property obtained through these agreements related to the research covered under the agreements are the property of NRI.

In May 2003, NRI entered into a stock purchase agreement to sell 100,000 shares of common stock at a purchase price of $.01 per share to an individual. At the time of such agreement, the fair value per share of common stock based on an estimate of the fair market value of common equity in NRI on a minority interest basis, as of April 28, 2003, was deemed to be $0.90 per share. The reduced purchase price was provided to the individual as an enticement for the individual to serve as the Chairman of NRI’s Advisory Board. Accordingly, the fair value of the shares of approximately $89, based on the difference between the purchase price of $0.01 per share and the fair value per share of $0.90, is being recognized as an advisory board fee over the vesting period of three years. In connection therewith, on July 1, 2003, NRI entered into a consulting agreement with the individual to serve as the Chairman of its Advisory Board for a three-year term. Pursuant to the terms of the agreement, the individual is to receive compensation of $25 annually, payable in quarterly installments through June 30, 2006.

Operating Lease Agreement:

In September 2002, NRI entered into an operating lease agreement, which expired in September 2003, for office and laboratory space. NRI used the space for research and development and related business development. Rent expense under the lease was approximately $38 and $13 for the years ended December 31, 2003 and 2002, respectively.

In August 2003, NRI entered into a one-year lease agreement for facilities expiring on August 31, 2004 that provides for annual rent of $44. Rent expense under the lease was approximately $15 for the year ended December 31, 2003.

NEUROLOGIX RESEARCH INC.

(formerly Change Technology Partners, Inc.)

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

Note 10—Subsequent Event

Effective February 10, 2004, pursuant to the Merger Agreement, NRI merged with Change. Under the Merger agreement a newly-formed entity established for purposes of executing the Merger, merged with and into NRI with NRI being the surviving corporation and becoming a wholly-owned subsidiary of Change.

Pursuant to the Merger Agreement and as a result of the Merger, each share of NRI common stock, convertible preferred stock and Series B convertible preferred stock outstanding at the effective time of the Merger was converted into the right to receive 69.0135 shares of Change’s common stock, par value $0.001 per share (the “Exchange Ratio”). In addition, options to purchase shares of common stock were also adjusted by the Exchange Ratio and automatically converted into options to purchase shares of Change’s common stock. The Exchange Ratio was determined in accordance with the terms of the Merger Agreement and depended on the “Total Change Existing Shares”, the “Total Neurologix Existing Shares” and “Change’s Net Cash Assets,” each as defined in the Merger Agreement, as of the effective time of the Merger. As a result of the Merger, stockholders of NRI received an aggregate number of shares of Change common stock representing approximately 68% of the total number shares of Change common stock outstanding after the Merger. Since the stockholders of NRI received the majority of the voting shares of the combined company, and the board of directors and management of the combined company are controlled by members of the board of directors and management of NRI, the merger will be accounted for as a reverse acquisition whereby NRI was the acquirer and Change was the acquiree for accounting purposes.

Deferred acquisition costs of $202 at December 31, 2003 consist primarily of professional fees incurred in connection with the Merger Agreement. Such will be recorded as a reduction of additional paid in capital, as part of the recapitalization of the Company resulting from the Merger Agreement.

UNAUDITED PRO FORMA FINANCIAL STATEMENTS

INTRODUCTION TO UNAUDITED PRO FORMA

CONDENSED COMBINED FINANCIAL STATEMENTS

(In thousands except share and per share amounts)

The merger agreement provided for Neurologix, Inc. (the “Company”) to complete a reverse acquisition of Neurologix Research, Inc. (“NRI”). Under the merger agreement, a wholly-owned subsidiary of the Company (“CTP/N Merger Corp.”) merged with and into NRI (the “Merger”), with NRI being the surviving corporation and becoming a wholly-owned subsidiary of the Company. At the effective time of the Merger, the outstanding shares of NRI Common Stock and Preferred Stock automatically converted into the Company’s Common Stock. The actual number of shares of The Company’s Common Stock issued in the Merger was directly related to the Company’s Net Cash Assets as of the closing of the Merger. The Net Cash Assets at closing was approximately $7,100. Accordingly, at the effective time of the Merger, each share of the Company’s Common Stock, Convertible Preferred Stock and Series B Convertible Preferred Stock outstanding was converted into the right to receive 69.0135 shares of the Company’s Common Stock, par value $0.001 per share (the “Exchange Ratio”), resulting in an aggregate of 385,052,427 shares of the Company’s Common Stock being issued to existing NRI stockholders, with approximately 32% of the common stock of the combined company outstanding after the Merger being held by existing stockholders of the Company, and 68% being held by existing NRI stockholders. In addition, NRI has outstanding options to purchase an aggregate of 257,000 shares of its common stock, which, in accordance with the terms of the merger agreement, automatically converted into options to purchase an aggregate of 17,736,470 shares of the Company’s Common Stock based on the Exchange Ratio of 69.01350. Since the stockholders of NRI received the majority of the voting shares of the combined company, and the Board of Directors and Management of the combined company are controlled by members of the Board of Directors and Management of NRI, the Merger was accounted for as a reverse acquisition recapitalization, whereby, for accounting purposes, no goodwill is recorded and NRI is considered the acquirer.

Due to the Merger, the Company’s pre-merger net operating loss carryforwards will be substantially limited, if not completely eliminated, due to a lack of continuity of business enterprise under Section 382 of the Internal Revenue Code.

The Unaudited Pro Forma Condensed Combined Statements of Operations combine the historical Consolidated Statements of Operations of NRI and the Company giving effect to the Merger as if it had been consummated on January 1, 2003. The Unaudited Pro Forma Condensed Combined Balance Sheet combines the historical Consolidated Balance Sheet of NRI and the historical Balance Sheet of the Company, giving effect to the Merger as if it had been consummated on December 31, 2003.

The Unaudited Pro Forma Condensed Combined Financial Statement information is presented for informational purposes only. The pro forma information is not necessarily indicative of what the financial position or results of operations of the combined company would have actually been had the Merger occurred on December 31, 2003 or January 1, 2003. In addition, the Unaudited Pro Forma Condensed Combined Financial Statement information does not purport to project the future financial position or results of operations of the combined company.

UNAUDITED PRO FORMA CONDENSED COMBINED BALANCE SHEET

DECEMBER 31, 2003

	Neurologix Research, Inc.	Neurologix, Inc.	Pro Forma Adjustments		Combined
	(IN THOUSANDS OF DOLLARS)
ASSETS:
Current Assets:
Cash and cash equivalents	$755	$5,413	$—		$6,168
Related party receivable	—	85	—		85
Other receivable	—	—	—		—
Note receivable	—	1,112	(1,112)	(g)	—
Prepaid expenses and other current assets	—	356	—		356

Total current assets	755	6,966	(1,112)		6,609
Investments in and loans to unconsolidated affiliates	—	8	—		8
Property and equipment, net	115	16	—		131
Intangible assets, net	293	—	—		293
Deferred merger costs	202	—	(202)	(f)	—
Other assets	8	—	—		8

Total assets	$1,373	$6,990	$(1,314)		$7,049

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Note payable	$1,100	$—	$(1,100)	(g)	$—
Accounts payable and accrued expenses	225	326	(12)	(g)	539
Accrued merger costs	162	—	—		162
Current portion of capital lease obligations	21	—	—		21

Total current liabilities	1,508	326	(1,112)		722
Note payable to related party	2,358	—	(2,358)	(a)	—
Capital lease obligations, net of current portion	5	—	—		5

Total liabilities	3,871	326	(3,470)		727

Mandatory redeemable convertible preferred stock	500	—	(500)	(b)	—

Stockholders’ Equity (Deficiency):
Preferred stock	—	—	—		—
Common stock	3	1,775	(1,215)	(a)(b)(c)(d)(e)(f)	563
Additional paid-in capital	3,314	94,334	(85,574)	(a)(b)(c)(d)(e)(f)	12,074
Unearned compensation	(478)	—	—		(478)
Accumulated deficit	(5,837)	(89,445)	89,445	(e)(f)	(5,837)

Total stockholders’ equity (deficiency)	(2,998)	6,664	2,656		6,322

Total liabilities and stockholders’ equity	$1,373	$6,990	$(1,314)		$7,049

UNAUDITED PRO FORMA CONDENSED COMBINED

STATEMENT OF OPERATIONS

YEAR ENDED DECEMBER 31, 2003

	Neurologix Research, Inc.	Neurologix, Inc.	Pro Forma Adjustments		Pro Forma Combined
	(in thousands of dollars, except per share information)
Operating expenses:
General and administrative expenses	$886	$2,976	($796)	(i)	$3,066
Equity based compensation	—	358	—		358
Severance	—	148	—		148
Research and licensing	1,064	—	—		1,064
Scientific consulting	206	—	—		206

Loss from operations	(2,156)	(3,482)	(796)		(4,842)

Other income (expense)
Interest, dividend and other income (expense, net)	(118)	132	120	(h)	134
Equity in losses and impairment of investments in unconsolidated subsidiaries	—	(180)	—		(180)
Realized gain on sale of Excelsior stock and warrant	—	286	—		286

Total other income (expense)	(118)	238	120		240

Loss from continuing operations	($2,274)	($3,244)	($916)		($4,602)

Basic and diluted loss per common share from continuing operations					($0.01)

Basic and diluted net loss per common share					($0.01)

Weighted average common shares outstanding, basic and diluted					561,138,682

NOTES TO UNAUDITED CONDENSED COMBINED FINANCIAL STATEMENTS

(In thousands except share and per share data)

(1) Description of transaction and basis of presentation:

Effective February 10, 2004, pursuant to an Agreement and Plan of Merger, dated as of August 13, 2003 and amended by Amendment No. 1 to Agreement and Plan of Merger dated as of November 14, 2003 (as amended, the “Merger Agreement”) Neurologix, Inc. (the “Company”), CTP/N Merger Corp. and Neurologix Research, Inc. (“NRI”) merged. Under the Merger Agreement, CTP/N Merger Corp. merged with and into NRI, with NRI being the surviving corporation and becoming a wholly-owned subsidiary of the Company. At the closing of the Merger, the outstanding shares of NRI Common Stock and Preferred Stock automatically converted into the Company’s Common Stock. The actual number of shares of the Company’s Common Stock issued in the Merger is directly related to the Company’s Net Cash Assets (as defined in the Merger Agreement) as of the closing of the Merger. The Net Cash Assets at closing was approximately $7,100. Accordingly, at the effective time of the Merger, each share of NRI’s Common Stock, Convertible Preferred Stock and Series B Convertible Preferred Stock outstanding was converted into the right to receive 69.01350 shares of the Company’s Common Stock, par value $0.001 per share (the “Exchange Ratio”), resulting in an aggregate of 385,052,427 shares of the Company’s common stock being issued to existing NRI stockholders, with approximately 32% of the common stock of the combined company outstanding after the Merger being held by the Company’s existing stockholders, and 68% being held by existing NRI stockholders. In addition, NRI has outstanding options to purchase an aggregate of 257,000 shares of its common stock, which, in accordance with the terms of the merger agreement, automatically converted into options to purchase an aggregate of 17,736,470 shares of the Company’s common stock based on the Exchange Ratio of 69.01350.

Since the stockholders of the Company received the majority of the voting shares of the combined company, and the Board of Directors and Management of the combined company will be controlled by members of the Board of Directors and Management of NRI, the Merger will be accounted for as a reverse acquisition recapitalization whereby, for accounting purposes, no goodwill is recorded and NRI will be considered the acquirer.

Accordingly, the assets and liabilities of NRI will be recorded at their historical carrying values and the assets and liabilities of the Company will be recorded at their fair values which approximate their historical values. The reported financial condition and results of operations of NRI after the Merger will not be retroactively restated to reflect the historical financial position or results of operations of the Company.

(2) Pro forma adjustments:

(a)	To adjust for the conversion of the existing NRI note payable into 27,125,158 shares of common stock at $0.001 par value.

(b)	To adjust for the conversion of mandatory redeemable preferred stock into 152,174,768 shares of common stock at $0.001 par value.

(c)	To adjust for the conversion of NRI Series B Convertible Preferred Stock into 33,868,651 shares of common stock at $0.001 par value.

(d)	To reflect the issuance of 171,883,850 shares of the Company’s common stock to the current holders of NRI common stock at $0.001 par value.

(e)	To eliminate the equity of the Company.

(f)	Transaction costs of the acquirer, totaling $202.

(g)	To eliminate the $1,100 loan to NRI by the Company, and the $12 of accrued interest on the loan.

(h)	To eliminate interest expense of $120, directly attributable to the existing NRI note, which was converted upon consummation of the Merger.

(i)	To eliminate the Company’s merger expenses of $796.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

The information required by this item is included in the Company’s report on Form 8-K filed on February 27, 2004 and is incorporated herein by reference.

Item 9A. Controls and Procedures

(a) The President and Chairman, as the Company’s principal executive officer, and the Secretary and Treasurer, as the Company’s principal financial officer have concluded, based on their evaluation as of a date within 90 days prior to the date of the filing of this annual report on Form 10-K for the fiscal year ended December 31, 2003, that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the principal executive and principal financial officers of the Company, as appropriate, to allow timely decisions regarding required disclosure.

(b) There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of such evaluation.

PART III

Item 10. Directors and Officers of the Registrant

Under the by-laws of the Company, the Board is divided into three classes: Class 1 directors, Class 2 directors and Class 3 directors. The members of one of the three classes of directors are elected each year for a three-year term or until their successors have been elected and qualified, or until the earliest of their death, resignation or retirement. The Board is currently comprised of five directors.

There are no family relationships between any of the directors or executive officers of the Registrant nor were there any special arrangements or understandings regarding the selection of any director or executive officer.

Executive Officers

The executive officers of the Company are as follows:

Name	Age	Served in Such Position or Office Continually Since	Present Position with the Company(1)
Martin J. Kaplitt, M.D.	65	2004	President and Director(2)
Mark S. Hoffman	43	2004	Secretary, Treasurer and Director(3)

NOTES:

(1)	Each executive officer’s term of office is until the next organizational meeting of the Board of the Company (traditionally held immediately after the Annual Meeting of Stockholders of the Company) and until the election and qualification of his or her successor. However, the Company’s Board has the discretion to replace officers at any time. Both are Class II Directors with terms expiring at the 2005 Annual Meeting of Stockholders.
(2)	Dr. Kaplitt became the Chairman of the Board and President of the Company on February 10, 2004 as a result of the Merger. He has been a director and president of the Corporation’s wholly-owned subsidiary, NRI since August 1999. Dr. Kaplitt has been associated with North Shore University Hospital for over 30 years and has held a variety of positions there, including: Chief of Thoracic and Cardiovascular Surgery from 1971 to 1978, Associate Attending in Cardiovascular Surgery from 1978 to 2001 and Adjunct Associate Attending in Surgery from 2001 to present. He was also a clinical associate professor of surgery at Cornell University Medical College. Dr. Kaplitt attended Cornell University and the State University of New York, Downstate Medical Center. Dr. Kaplitt is a fellow of the American College of Surgeons and the American College of Cardiology. He is a director of the Trust Company of New Jersey.
(3)	Mr. Hoffman became a director, the Secretary and the Treasurer of the Corporation on February 10, 2004 as a result of the Merger. He has been a director, the secretary and the treasurer of the Corporation’s wholly-owned subsidiary, NRI, since November 1999. He is a Managing Director of Palisade Capital Management, LLC (“PCM”), an affiliate of Palisade Private Partnership, L.P., which he joined upon its formation in 1995. PCM is a registered investment adviser based in Fort Lee, New Jersey specializing in small capitalization equities and convertible securities as well as private equity and acts as investment manager to PPP and to two other private equity partnerships. He is a director of the following public companies, of which Palisade Capital Management, L.L.C. is also the controlling stockholder: OptiCare Health Systems, Inc. and Refac.

The additional information required by this item will be included in the Company’s definitive Proxy Statement in connection with the 2004 Annual Meeting of Stockholders and is hereby incorporated herein by reference.

Item 11. Executive Compensation

The information required by this item will be included in the Company’s definitive Proxy Statement in connection with the 2004 Annual Meeting of Stockholders and is hereby incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters

The information required by this item will be included in the Company’s definitive Proxy Statement in connection with the 2004 Annual Meeting of Stockholders and is hereby incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

The information required by this item will be included in the Company’s definitive Proxy Statement in connection with the 2004 Annual Meeting of Stockholders and is hereby incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

The information required by this item will be included in the Company’s definitive Proxy Statement in connection with the 2004 Annual Meeting of Stockholders and is hereby incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)(1) Financial Statements

Included within.

(a)(3) Exhibits

See the Exhibit Index attached hereto for a list of the exhibits filed or incorporated by reference as a part of this report.

(b) Reports on Form 8-K

Date Filed

November 19, 2003

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Neurologix, Inc.

By:	/s/ Martin J. Kaplitt

Martin J. Kaplitt, M.D., President

Dated: April 9, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Dated: April 9, 2004	/s/ Martin J. Kaplitt
Martin J. Kaplitt, M.D., President and Chairman (Principal Executive Officer)

Dated: April 9, 2004	/s/ Mark S. Hoffman
Mark S. Hoffman, Secretary, Treasurer and Director (Principal Financial Officer)

Dated: April 9, 2004	/s/ Clark A. Johnson
Clark A. Johnson, Director

Dated: April 9, 2004	/s/ Craig J. Nickels
Craig J. Nickels, Director

Dated: April 9, 2004	/s/ Austin M. Long, III
Austin M. Long, III, Director

EXHIBIT INDEX

Exhibit No.	Exhibit

2.1	Agreement and Plan of Merger of Arinco Computer Systems Inc. with and into Change Technology Partners, Inc. (d/b/a Pangea Internet, Inc.), dated April 21, 2000 (filed as an exhibit to the Registrant’s Report on Form 8-K dated September 12, 2000 and incorporated herein by reference).

2.2	Agreement and Plan of Merger of CTPI Acquisition Corp. with and into eHotHouse, Inc., dated February 5, 2001 (filed as an exhibit to the Registrant’s Annual Report on Form 10-K dated March 27, 2001 and incorporated herein by reference).

2.3	Agreement and Plan of Merger among Change Technology Partners, Inc. and Franklin Capital Corporation, dated December 4, 2001 (filed as an exhibit to the Registrant’s Report on Form 8-K dated December 5, 2001 and incorporated herein by reference).

2.4	Amendment No. 1 to Agreement and Plan of Merger by and between Change Technology Partners, Inc. and Franklin Capital Corporation, dated April 3, 2002 (filed as an exhibit to the Registrant’s Report on Form 8-K dated April 4, 2002 and incorporated herein by reference).

2.5	Plan of Liquidation and Dissolution of Change Technology Partners, Inc., dated September 30, 2002 (filed as an exhibit to the Registrant’s Report on Form 8-K dated October 2, 2002 and incorporated herein by reference).

2.6	Agreement and Plan of Merger by and among Change Technology Partners, Inc., CTP/N Merger Corp. and Neurologix, Inc., dated as of August 13, 2003 (filed as an exhibit to the Registrant’s Report of Form 8-K dated August 13, 2003 and incorporated herein by reference).

2.7	Amendment No. 1 to Agreement and Plan of Merger by and among Change Technology Partners, Inc., CTP/N Merger Corp. and Neurologix, Inc., dated November 14, 2003 (filed as an exhibit to the Registrant’s Report on Form 8-K dated November 19, 2003 and incorporated herein by reference).

3.1	Certificate of Incorporation of Change Technology Partners, Inc. (filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2000 and incorporated herein by reference).

3.2	By-laws of the Registrant (filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2000 and incorporated herein by reference).

3.3	Certificate of Amendment of the Certificate of Incorporation of Change Technology Partners, Inc., dated February 10, 2004. **

3.4	Amended and Restated By-laws of Neurologix, Inc. **

4.1	Form of stock certificate for common stock (filed as an exhibit to the Registrant’s Annual Report on Form 10-K dated March 27, 2001 and incorporated herein by reference).

4.2	Registration Rights Agreement by and among Arinco Computer Systems Inc., Pangea Internet Advisors LLC and the persons party to the Securities Purchase Agreement, dated as of March 28, 2000 (filed as an exhibit to the Registrant’s Report on Form 8-K dated March 28, 2000 and incorporated herein by reference).

10.1	Securities Purchase Agreement, dated March 9, 2000, by and between Arinco Computer Systems Inc., Pangea Internet Advisors LLC and the purchasers listed on Schedule I attached thereto (filed as an exhibit to the Registrant’s Report on Form 8-K dated March 28, 2000, and incorporated herein by reference).

Exhibit No.	Exhibit

10.2	Amended and Restated Business Opportunity Allocation and Miscellaneous Services Agreement by and between Change Technology Partners, Inc., FG II Ventures, LLC and Pangea Internet Advisors LLC, dated as of November 10, 2000 (filed as an exhibit to the Registrant’s Annual Report on Form 10-K dated March 27, 2001 and incorporated herein by reference).

10.3	Warrants for William Avery, Cary S. Fitchey, The Roberts Family Revocable Trust U/D/T dated as of December 15, 1997, David M. Roberts and Gail M. Simpson, Trustees, Roberts Children Irrevocable Trust U/D/T dated October 21, 1996, Stephen H. Roberts, Trustee and Turtle Holdings LLC (filed as an exhibit to the Registrant’s Report on Form 8-K dated March 28, 2000 and incorporated herein by reference).

10.4	Stock Purchase Agreement, dated September 15, 2000, by and between Change Technology Partners, Inc. and eHotHouse, Inc. (filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 and incorporated herein by reference).

10.5	Agreement for Sale and Purchase of Business Assets among InSys Technology Inc., ATC InSys Technology, Inc., and ATC Group Services Inc. dated October 5, 2000 (filed as an exhibit to the Registrant’s Report on Form 8-K dated October 18, 2000 and incorporated herein by reference).

10.6	Assumption Agreement among InSys Technology, Inc., ATC InSys Technology Inc. and ATC Group Services Inc. dated October 18, 2000 (filed as an exhibit to the Registrant’s Report on Form 8-K dated October 18, 2000 and incorporated herein by reference).

10.7	Agreement and Plan of Merger among Change Technology Partners, Inc., Iguana Studios I, Inc., and Iguana Studios, Inc., dated March 1, 2001 (filed as an exhibit to the Registrant’s Report on Form 8-K dated March 14, 2001 and incorporated herein by reference).

10.8	Stockholders Agreement entered into by Change Technology Partners, Inc., and Stockholders of Iguana dated March 1, 2001 (filed as an exhibit to the Registrant’s Report on Form 8-K dated March 14, 2001 and incorporated herein by reference).

10.9	Agreement and Plan of Merger among eHotHouse Inc., eHH Merger I, Inc., RAND Interactive Corporation, and Todd Burgess, David Kelley, John Snow, Stephen Riddick and Brobeck, Phleger and Harrison LLP dated November 30, 2000 (filed as an exhibit to the Registrant’s Report on Form 8-K dated November 30, 2000 and incorporated herein by reference).

10.10	Agreement and Plan of Merger among Change Technology Partners, Inc., Iguana Studios I, Inc., and Iguana Studios, Inc., dated March 1, 2001 (filed as an exhibit to the Registrant’s Report on Form 8-K dated March 14, 2001 and incorporated herein by reference).

10.11	Stockholders Agreement entered into by Change Technology Partners, Inc., and Stockholders of Iguana dated March 1, 2001 (filed as an exhibit to the Registrant’s Report on Form 8-K dated March 14, 2001 and incorporated herein by reference).

10.12	Agreement and Plan of Merger among Change Technology Partners, Inc., Canned Interactive, Inc., Papke-Textor, Inc., Textor Family Limited Partnership, Papke Family Limited Partnership, Douglas Textor and Jay Papke, dated June 12, 2001 (filed as an exhibit to the Registrant’s Report on Form 8-K dated June 12, 2001 and incorporated herein by reference).

10.13	Employment Agreement effective as of September 19, 2001 by and between Change Technology Partners, Inc. and William Avery (filed as an exhibit to the Registrant’s Annual Report on Form 10-K dated March 26, 2002 and incorporated herein by reference).

10.14	Severance Compensation Agreement effective as of September 19, 2001 by and between Change Technology Partners, Inc. and William Avery (filed as an exhibit to the Registrant’s Annual Report on Form 10-K dated March 26, 2002 and incorporated herein by reference).

Exhibit No.	Exhibit

10.15	Promissory Note issued by InSys Technology LLC to Change Technology Partners, Inc. dated November 8, 2001 (filed as an exhibit to the Registrant’s Report on Form 8-K dated November 8, 2001 and incorporated herein by reference).

10.16	Share Purchase Agreement by and between Change Technology Partners, Inc. and John Snow, dated November 2, 2001 (filed as an exhibit to the Registrant’s Report on Form 8-K dated November 2, 2001 and incorporated herein by reference).

10.17	Warrant to Purchase Common Stock, issued by RAND Interactive Corporation to Change Technology Partners, Inc. dated November 2, 2001(filed as an exhibit to the Registrant’s Report on Form 8-K dated November 2, 2001 and incorporated herein by reference).

10.18	Promissory Note issued by eCom Capital, Inc. to Change Technology Partners, Inc. dated August 28, 2001 (filed as an exhibit to the Registrant’s Report on Form 8-K dated August 28, 2001 and incorporated herein by reference).

10.19	Security Agreement among eCom Capital, Inc., Franklin Capital Corporation and Change Technology Partners, Inc. dated August 28, 2001(filed as an exhibit to the Registrant’s Report on Form 8-K dated August 28, 2001 and incorporated herein by reference).

10.20	Warrant, issued by eCom Capital, Inc. to Change Technology Partners, Inc. dated August 28, 2001 (filed as an exhibit to the Registrant’s Report on Form 8-K dated August 28, 2001 and incorporated herein by reference).

10.21	Stock Purchase Agreement between Change Technology Partners, Inc. and Franklin Capital Corporation dated December 4, 2001 (filed as an exhibit to the Registrant’s Annual Report on Form 10-K dated March 26, 2002 and incorporated herein by reference).

10.22	Promissory Note issued by Excelsior Radio Networks, Inc. to Change Technology Partners, Inc. dated April 3, 2002 (filed as an exhibit to the Registrant’s Report on Form 8-K dated April 4, 2002 and incorporated herein by reference).

10.23	Security Agreement among Excelsior Radio Networks, Inc., Sunshine II, LLC and Change Technology Partners, Inc. dated April 3, 2002 (filed as an exhibit to the Registrant’s Report on Form 8-K dated April 4, 2002 and incorporated herein by reference).

10.24	Purchase Agreement between Sunshine III, LLC and Change Technology Partners, Inc., dated January 15, 2003 (filed as an exhibit to the Registrant’s Report on Form 8-K dated January 17, 2003 and incorporated herein by reference).

10.25	Stock Purchase Agreement by and among Textor Family Limited Partnership, Canned Interactive, Inc., Douglas Textor and Change Technology Partners, Inc. dated as of June 30, 2003 (filed as an exhibit to the Registrant’s Report on Form 8-K dated July 15, 2003 and incorporated herein by reference).

10.26	Separation Agreement and General Release by and between Change Technology Partners, Inc. and William B. Avery, dated as of June 17, 2003. (filed as an exhibit to the Registrant’s Report on Form 10-Q dated August 14, 2003 and incorporated herein by reference).

10.27	Senior Secured Promissory Note issued by Neurologix, Inc. to Change Technology Partners, Inc. dated August 13, 2003 (filed as an exhibit to the Registrant’s Report on Form 8-K dated August 13, 2003 and incorporated herein by reference).

10.28	Voting Agreement by and among CTP/N Merger Corp., certain Securityholders of Neurologix, Inc., Change Technology Partners, Inc. and Neurologix, Inc. dated as of August 13, 2003 (filed as an exhibit to the Registrant’s Report on Form 8-K dated August 13, 2003 and incorporated herein by reference).

Exhibit No.	Exhibit

10.29	Consulting Agreement as of October 1, 1999 by and between Dr. Matthew During and Neurologix, Inc. (now known as Neurologix Research, Inc.). **

10.30	Consulting Agreement as of October 1, 1999 by and between Dr. Michael Kaplitt and Neurologix, Inc. (now known as Neurologix Research, Inc.). **

10.31	Exclusive License Agreement between Thomas Jefferson University and Neurologix, Inc., effective as of June 1, 2002. (now known as Neurologix Research, Inc.). **

10.32	Exclusive License Agreement between Thomas Jefferson University and Neurologix, Inc., effective as of August 1, 2002. (now known as Neurologix Research, Inc.). **

10.33	Non-Exclusive License Agreement by and between Yale University, The Rockefeller University and Neurologix, Inc., dated as of August 28, 2002. (now known as Neurologix Research, Inc.). **

10.34	License Agreement made as of November 1, 2002 by and between The Rockefeller University and Neurologix, Inc. (now known as Neurologix Research, Inc.). **

10.35	Clinical Study Agreement between Cornell University and Neurologix, Inc. entered into as of July 2, 2003. (now known as Neurologix Research, Inc.). **

10.36	Clinical Study Agreement, dated as of July, 2003 between North Shore University Hospital and Neurologix, Inc. (now known as Neurologix Research, Inc.). **

10.37	Amendment, dated October 8, 2003 to Consulting Agreement, dated October 1, 1999, between Dr. Matthew During and Neurologix, Inc. (now known as Neurologix Research, Inc.). **

10.38	Amendment, dated October 8, 2003, to Consulting Agreement, dated October 1, 1999, between Dr. Michael Kaplitt and Neurologix, Inc. (now known as Neurologix Research, Inc.). **

14.1	Code of Ethics for Senior Financial Officers. **

14.2	Code of Conduct and Ethics. **

16	Letter regarding change in certifying accountant (filed as an exhibit to the Registrant’s Report on Form 8-K dated February 27, 2004 and incorporated herein by reference).

21	Subsidiaries of the Registrant. **

31.1	Rule 13a-15(e)/15d-15(e) Certification of Principal Executive Officer. **

31.2	Rule 13a-15(e)/15d-15(e) Certification of Principal Financial Officer. **

32.1	Section 1350 Certification, Chief Executive Officer and Chief Financial Officer. **

**	Filed herewith