Form 10QSB
period 2004-03-31
NEUROLOGIX INC/DE
filed 2004-05-13
CIK 356591

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2004

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

COMMISSION FILE NUMBER: 0-13347

NEUROLOGIX, INC.

(Name of Small Business Issuer in its charter)

DELAWARE	06-1582875
(State or other jurisdiction of Incorporation or organization)	I.R.S. Employer Identification No.)

ONE BRIDGE PLAZA, FORT LEE, NEW JERSEY	07024
(Address of principal executive offices)	(Zip Code)

(201) 592-6451

(Issuer’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year,

if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

At May 10, 2004 there were outstanding 563,035,840 shares of the Registrant’s Common Stock, $.001 par value.

Transitional Small Business Disclosure Format:    Yes  ☐    No  ☒.

PART I. FINANCIAL INFORMATION	2

Item 1 - Financial Statements	2

Condensed Consolidated Balance Sheet as of March 31, 2004 (Unaudited)	2

Condensed Consolidated Statements of Operations for the three months ended March 31, 2004 and 2003 and the period from February 12, 1999 (Date of Inception) through March 31, 2004 (Unaudited)	3

Condensed Consolidated Statements of Changes in Stockholders’ Equity for the period from February 12, 1999 (Date of Inception) through March 31, 2004 (Unaudited)	4

Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2004 and 2003 and the period from February 12, 1999 (Date of Inception) through March 31, 2004 (Unaudited)	5

Notes to Condensed Consolidated Financial Statements (Unaudited).	6

Item 2 - Management’s Discussion and Analysis and Plan of Operations	11

Item 3 - Controls and Procedures	14

PART II. OTHER INFORMATION	14

Item 4. Submission of Matters to a Vote of Security Holders	14

Item 6. Exhibits and Reports on Form 8-K	15

PART I. FINANCIAL INFORMATION

Item 1 - Financial Statements

NEUROLOGIX, INC.

(A Development Stage Company)

CONDENSED CONSOLIDATED BALANCE SHEET

(UNAUDITED)

(Amounts in thousands, except share and per share data)

March 31, 2004
(UNAUDITED)
ASSETS
Current Assets:
Cash and cash equivalents	$5,075
Prepaid expenses and other current assets	94

Total current assets	5,169

Equipment, less accumulated depreciation of $315	161
Intangible assets, less accumulated amortization of $47	315
Investments in unconsolidated affiliates	8

Total Assets	$5,653

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accrued expenses	$508
Capital lease obligations	23

Total Liabilities	531

Commitments and contingencies
Stockholders’ equity:
Preferred stock:
Series A - $.06 per share cumulative, convertible share-for-share into common stock; $.10 par value; 500,000 shares authorized, 645 shares issued and outstanding with an aggregate liquidation preference of $1 per share	—
Common stock:
$.001 par value; 750,000,000 shares authorized, 562,785,840 issued and outstanding	563
Additional paid-in capital	11,526
Unearned compensation	(434)
Deficit accumulated during the development stage	(6,533)

Total stockholders’ equity	5,122

Total Liabilities and Stockholders’ Equity	$5,653

See accompanying notes to the unaudited condensed consolidated financial statements.

NEUROLOGIX, INC.

(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except share and per share data)

(UNAUDITED)

	Three Months Ended March 31,		For the period February 12, 1999 (inception) through March 31, 2004
	2004	2003
Operating expenses:
Research and licensing	$212	$50	$2,877
Scientific consulting	122	72	1,081
General and administrative expenses	343	119	2,225

Loss from operations	(677)	(241)	(6,183)
Other expense:
Interest expense, net	(19)	(23)	(350)

Net loss	$(696)	$(264)	$(6,533)

Basic and diluted net loss per share	$(0.00)	$(0.00)

Weighted average common shares outstanding, basic and diluted	386,624,020	164,982,500

See accompanying notes to the unaudited condensed consolidated financial statements.

NEUROLOGIX, INC.

(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE PERIOD FEBRUARY 12, 1999 (DATE OF INCEPTION) THROUGH MARCH 31, 2004

(Amounts in thousands, except number of shares)

(UNAUDITED)

	Common Stock		Additional Paid-in Capital	Unearned Compensation	Deficit Accumulated During the Development Stage	Total
	Shares	Amount
Sale of common stock to founders	150,104,363	$2	$2	$0	$0	$4
Net loss	—	—	—	—	(328)	(328)

Balance, December 31, 1999	150,104,363	2	2	—	(328)	(324)
Net loss	—	—	—	—	(1,055)	(1,055)

Balance, December 31, 2000	150,104,363	2	2	—	(1,383)	(1,379)
Stock options granted for services	—	—	9	—	—	9
Common stock issued for intangible assets	6,487,269	—	24	—	—	24
Net loss	—	—	—	—	(870)	(870)

Balance, December 31, 2001	156,591,632	2	35	—	(2,253)	(2,216)
Retirement of founder shares	(828,162)	—	—	—	—	—
Common stock issued pursuant to license agreement	9,219,030	—	577	(577)	—	—
Private placement of Series B preferred stock	—	—	2,613	—	—	2,613
Amortization of unearned compensation	—	—	—	24	—	24
Net loss	—	—	—	—	(1,310)	(1,310)

Balance, December 31, 2002	164,982,500	2	3,225	(553)	(3,563)	(889)
Sale of common stock	6,901,350	1	89	(89)	—	1
Amortization of unearned compensation	—	—	—	164	—	164
Net loss	—	—	—	—	(2,274)	(2,274)

Balance, December 31, 2003	171,883,850	3	3,314	(478)	(5,837)	(2,998)
Conversion of note payable to common stock	27,283,037	27	2,345	—	—	2,372
Conversion of mandatory redeemable preferred stock to common stock	152,174,768	152	348	—	—	500
Conversion of Series B convertible stock to common stock	33,868,674	34	(34)	—	—	—
Reverse acquisition	177,575,511	347	5,553	—	—	5,900
Amortization of unearned compensation	—	—	—	44	—	44
Net loss	—	—	—	—	(696)	(696)

Balance, March 31, 2004	562,785,840	$563	$11,526	$(434)	$(6,533)	$5,122

See accompanying notes to the unaudited condensed consolidated financial statements.

NEUROLOGIX, INC.

(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(UNAUDITED)

	Three Months Ended March 31,		For the period February 12, 1999 (inception) through March 31, 2004
	2004	2003
Operating activities:
Net loss	$(696)	$(264)	$(6,533)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	21	15	128
Amortization	6	4	49
Stock options granted for services	—	—	9
Impairment of intangible assets	—	—	51
Amortization of unearned compensation	44	36	232
Non-cash interest expense	19	30	377
Changes in operating assets and liabilities - accrued expenses	(66)	(55)	150

Net cash used in operating activities	(672)	(234)	(5,537)

Investing activities:
Purchases of equipment	(16)	(41)	(198)
Purchases of intangible assets	(28)	(44)	(390)

Net cash used in investing activities	(44)	(85)	(588)

Financing activities:
Cash acquired in Merger	5,413	—	5,413
Proceeds from loan	—	—	1,100
Proceeds from loan from related party	—	—	2,000
Payments of capital lease obligation	(2)	—	(17)
Merger-related costs	(375)	—	(415)
Proceeds from issuance of common stock	—	—	5
Proceeds from issuance of preferred stock	—	—	3,114

Net cash provided by financing activities	5,036	—	11,200

Net increase (decrease) in cash and cash equivalents	4,320	(319)	5,075
Cash and cash equivalents, beginning of period	755	1,636	—

Cash and cash equivalents, end of period	$5,075	$1,317	$5,075

Supplemental disclosure of non-cash investing and financing activities:

Issuance of stock for debt	$2,372	—	$2,372

Reverse acquisition – net liabilities acquired, excluding cash	$(213)	—	$(213)
Mandatorily redeemable convertible preferred stock converted to common stock	$500	—	$500

Common stock issued for intangible assets	—		$24

See accompanying notes to the unaudited condensed consolidated financial statements.

Neurologix, Inc.

(A Development Stage Company)

Notes to Unaudited Condensed Consolidated Financial Statements

(Dollar amounts in thousands, except for share and per share data)

(1) In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of Neurologix, Inc. and its subsidiaries (collectively referred to herein as the “Company”) at March 31, 2004, and the results of its operations and its cash flows for the periods presented. The unaudited consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

The Company is in the development stage and has not generated any revenues as of March 31, 2004. As a result, the Company has incurred net losses of $696, $264 and $6,533 and negative cash flows from operating activities of $672, 234 and $5,537 for the three months ended March 31, 2004 and 2003 and for the period from February 12, 1999 (date of inception) to March 31, 2004, respectively. In addition, management believes that the Company will continue to incur net losses and cash flow deficiencies from operating activities for the foreseeable future.

Management believes that the Company’s current resources will enable it to continue as a going concern through at least March 31, 2005. The Company’s existing resources will not be sufficient to support the commercial introduction of any of its product candidates. Management plans to raise additional funds through public or private equity offerings, debt financings or additional corporate collaboration and licensing arrangements. The Company does not know whether additional financing will be available when needed, or if available, will be on acceptable or favorable terms to it or its stockholders.

As more fully described in Note 2, effective February 10, 2004, pursuant to a Merger Agreement (the “Merger Agreement”), Neurologix Research, Inc. (formerly known as Neurologix, Inc. and referred to herein as “NRI”) merged (the “Merger”) with and into a wholly-owned subsidiary of Neurologix, Inc. (formerly known as Change Technology Partners, Inc. and referred to herein individually as “Neurologix” and, together with its subsidiaries, as the “Company”) with NRI being the surviving corporation and becoming a wholly-owned subsidiary of Neurologix.

(2) Pursuant to the Merger Agreement and, as a result of the Merger, each share of NRI common stock, convertible preferred stock and Series B convertible preferred stock outstanding at the effective time of the Merger was converted into the right to receive 69.0135 shares of the Company’s common stock, par value $0.001 per share (the “Exchange Ratio”), resulting in an aggregate of 385,210,329 shares being issued to former NRI shareholders as follows: (i) 171,883,850 shares were issued to holders of common stock of NRI (ii) 27,283,037 shares were issued to the holders of a note payable to related parties of NRI (iii) 152,174,768 shares were issued to holders of mandatory redeemable preferred stock of NRI and (iv) 33,868,674 shares were issued to holders of NRI Series B Convertible Preferred Stock. In addition, outstanding options to purchase an aggregate of 257,000 shares of the NRI common stock were adjusted by the Exchange Ratio and automatically converted into options to purchase an aggregate of 17,736,470 shares of the Company’s common stock.

As a result of the Merger, stockholders of NRI received an aggregate number of shares of Neurologix common stock representing approximately 68% of the total number shares of Neurologix common stock outstanding after the Merger. In addition, the board of directors and management of the Company are controlled by members of the board of directors and management of NRI. Accordingly, the business combination has been accounted for as a reverse acquisition, with NRI being the accounting parent and Neurologix being the accounting subsidiary. These unaudited consolidated financial statements include the operations of Neurologix, being the accounting acquiree, from the date of acquisition.

Neurologix, Inc.

(A Development Stage Company)

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

(Dollar amounts in thousands, except for share and per share data)

(3) The accounting policies followed by the Company are set forth in Note 1 to the Company’s consolidated financial statements and Note 2 to NRI’s financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, which are incorporated herein by reference.

(4) The results of operations for the three months ended March 31, 2004 are not indicative of the results to be expected for the full year.

(5) Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), provides for the use of a fair value based method of accounting for employee stock compensation. However, SFAS 123 also allows an entity to continue to measure compensation cost for stock options granted to employees using the intrinsic value method of accounting prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), which only requires charges to compensation expense for the excess, if any, of the fair value of the underlying stock at the date a stock option is granted (or at an appropriate subsequent measurement date) over the amount the employee must pay to acquire the stock, if such amounts differ materially from the historical amounts. The Company has elected to continue to account for employee stock options using the intrinsic value method under Opinion 25. By making that election, the Company is required by SFAS 123 and SFAS 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” to provide pro forma disclosures of net income (loss) and earnings (loss) per share as if a fair value based method of accounting had been applied. The Company has used the Black-Scholes option pricing model, as permitted by SFAS 123, to estimate the fair value of options granted to employees for such pro forma disclosures, as follows:

	Three Months Ended March 31,
	2004	2003
Net loss – as reported	$(696)	$(264)
Deduct total stock-based employee compensation expense determined under fair value-based method for all awards	(62)	—

Net loss – pro forma	$(758)	$(264)

Basic/diluted loss per share – as reported	$(0.00)	$(0.00)

Basic/diluted loss per share – pro forma	$(0.00)	$(0.00)

In March 2004, the Company granted 3,250,000 options to non-employee directors. The fair value of each option grant is estimated as of the date of grant using the Black-Scholes option-pricing model. There were no options granted in 2003.

In accordance with SFAS 123, all other issuances of common stock, stock options or other equity instruments issued to employees and non-employees as consideration for goods or services received by the Company are accounted for based on the fair value of the consideration received or the fair value of the equity instrument, whichever is more readily measurable. Such fair value is measured at an appropriate date pursuant to the guidance in EITF Issue No. 96-18 and capitalized or expensed as appropriate.

Neurologix, Inc.

(A Development Stage Company)

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

(Dollar amounts in thousands, except for share and per share data)

(6) The following table reconciles the numerators and denominators of the basic and diluted earnings per share computations pursuant to SFAS No. 128, “Earnings Per Share”.

	Three Months Ended March 31,
Description	2004		2003
Weighted average basic shares	386,624,020		164,982,500

Dilution: stock options and warrants	—		—

Diluted shares	386,624,020		164,982,500

Net loss	$(696)		$(264)

Basic loss	$(0.00	)*	$(0.00	)*

Diluted loss	$(0.00	)*	$(0.00	)*

*	Less than $0.01 per share.

The following securities were not included in the computation of diluted net loss per share because to do so would have had an anti-dilutive effect for the periods presented:

	March 31
	2004	2003
Stock Options	35,520,894	32,322,217
Warrants	20,700,002	25,856,252
Series A Convertible Preferred Stock	645	645

(7) Related Party Transactions:

The Company paid its President and Chairman compensation of $6 for each of the three month periods ended March 31, 2004 and 2003 and $102 for the period from February 12, 1999 (date of inception) to March 31, 2004. Effective April 1, 2004, his compensation was increased from $24 per annum to $85 per annum. The President and Chairman is a principal stockholder of the Company and beneficially owned approximately 11% of the Company’s outstanding common stock as of March 31, 2004.

Pursuant to the Merger Agreement, following the closing of the Merger, the Company paid Palisade Capital Securities, LLC, an affiliate of Palisade Private Partnership, LP (“PPP”), $200 for investment banking services rendered in connection with the Merger. PPP is the beneficial owner of approximately 30.22% of the Company’s outstanding common stock.

Neurologix, Inc.

(A Development Stage Company)

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

(Dollar amounts in thousands, except for share and per share data)

Effective with the closing of the Merger, the Company relocated its corporate offices to One Bridge Plaza, Fort Lee, New Jersey 07024. The Company currently uses these premises on a month-to-month basis under a verbal agreement with an affiliate of PPP that does not require the payment of rent.

(8) Stock Options:

During 2000, the Company approved a stock option plan (the “Plan”) which provided for the granting of stock options and restricted stock to employees, independent contractors, consultants, directors and other individuals. A maximum of 20,000,000 shares of common stock have been approved for issuance under the Plan by the Company’s Board of Directors. On March 23, 2004, the Company granted stock options to acquire an aggregate of 3,250,000 shares of common stock at an exercise price of $0.06 per share to three non-employee directors. As of March 31, 2004, 8,164,253 shares remained available for issuance under the Plan.

The following table summarizes information about stock options outstanding at March 31, 2004:

	Number of Shares	Weighted Average Exercise Price
January 1, 2004	17,736,470	$0.01
Effects of reverse acquisition	14,534,424	0.08
Granted	3,250,000	0.06
Exercised	—	—
Forfeited/Cancelled	—	—

March 31, 2004	35,520,894	$0.04

(9) Scientific Advisor Compensation:

The consulting agreement with one of NRI’s scientific co-founders, scientific advisors and lead scientists, was amended to provide for an increase in his consulting fee from $124 to $175 per annum, effective April 1, 2004.

(10) Pro forma Financial Statements

As described in Note 2 above, NRI merged with and into a wholly-owned subsidiary of Neurologix on February 10, 2004. The following unaudited pro forma information summarizes the combined results of Neurologix and NRI as if the merger had occurred at the beginning of 2003.

Neurologix, Inc.

(A Development Stage Company)

Notes to Unaudited Condensed Consolidated Financial Statements

(Dollar amounts in thousands, except for share and per share data)

	Three Months Ended March 31,
	2004		2003
Net loss	$(1,214)		$(1,074)

Basic and diluted net loss per share	$(0.00	)*	$(0.00	)*

Weighted average common shares outstanding, basic and diluted	562,553,494		558,771,874

*	Less then $0.01 per share.

(11) Subsequent Event

On April 19, 2004, one of the Company’s directors exercised an option granted to him on March 23, 2004 to purchase 250,000 shares of the Company’s common stock at $.06 per share.

Management’s Discussion and Analysis and Plan of Operations

(Dollar amounts in thousands, except for share and per share data)

Item 2 - Management’s Discussion and Analysis and Plan of Operations

Plan of Operations

Effective February 10, 2004, pursuant to a Merger Agreement (the “Merger Agreement”), Neurologix Research, Inc. (formerly known as Neurologix, Inc. and referred to herein as “NRI”) merged (the “Merger”) with and into a wholly-owned subsidiary of Neurologix, Inc. (formerly known as Change Technology Partners, Inc. and referred to herein individually as “Neurologix” and, together with its subsidiaries, as the “Company”) with NRI being the surviving corporation and becoming a wholly-owned subsidiary of the Company. As a result of the Merger, stockholders of NRI received an aggregate number of shares of Neurologix common stock representing approximately 68% of the total number of shares of Neurologix common stock outstanding after the Merger. In addition, the board of directors and management of the combined company are controlled by members of the board of directors and management of NRI. Accordingly, the business combination has been accounted for as a reverse acquisition with NRI being the accounting parent and Neurologix being the accounting subsidiary. The Company’s condensed consolidated financial statements include the operations of Neurologix, being the accounting subsidiary, from the date of acquisition.

The Company is in the development stage and is involved in the development of proprietary treatments for disorders of the brain and central nervous system using gene therapy and other innovative therapies. These treatments are designed as alternatives to conventional surgical and pharmacological treatments. To date, it has not generated any revenues and has incurred total net losses and aggregate negative cash flows from operating activities from inception to March 31, 2004 of $6,533 and 5,537, respectively.

Management believes that Company will continue to incur net losses and cash flow deficiencies from operating activities for the foreseeable future. As of March 31, 2004, the Company’s assets consisted primarily of approximately $5,075 in cash and cash equivalents. Since the Company’s existing resources will not be sufficient to enable it to obtain the regulatory approvals necessary to commercialize its current or future product candidates, the Company will need to raise additional funds through public or private equity offerings, debt financings or additional corporate collaboration and licensing arrangements. The Company does not know whether additional financing will be available when needed, or if available, whether it will be on terms that are acceptable to it.

Critical Accounting Policies

The Company’s discussion and analysis and plan of operation is based upon the Company’s condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements filed with the Securities and Exchange Commission. The preparation of these condensed consolidated financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to fixed assets, intangible assets, stock-based compensation, income taxes and contingencies. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Management’s Discussion and Analysis and Plan of Operations

(amounts in thousands except share and per share amounts)

The accounting policies and estimates used as of December 31, 2003, as outlined in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, have been applied consistently for the three months ended March 31, 2004.

Results of Operations

Three Months Ended March 31, 2004 Compared to the Three Months Ended March 31, 2003

Revenues. The Company did not generate revenues during the three months ended March 31, 2004 and 2003.

Costs and Expenses.

Research, Licensing and Scientific Consulting. Research, licensing and scientific consulting expenses were $334 during the three months ended March 31, 2004, and $122 during the same period in 2003. The $212 increase in research, licensing and scientific consulting expenses during the first quarter of 2004 was primarily attributable to costs associated with Phase I clinical trials for Parkinson’s disease ($139) which commenced in August 2003. The remaining research, licensing and scientific consulting expenses consisted of licensing fees and royalties the Company paid under licensing agreements with academic and medical institutions as well as consulting fees the Company paid to the members of its scientific advisory board.

General and Administrative. General and administrative expenses aggregated $343 during the three months ended March 31, 2004, as compared to $119 during the comparable period in 2003. This $224 increase in 2004 is primarily related to the fact that the operations of Neurologix, which accounted for $158 of such expenses during the first quarter of 2004, were not included in the comparable period in 2003.

Interest Expense, Net. The Company had net interest expense of $19 during the three months ended March 31, 2004 as compared to $23 during the three months ended March 31, 2003. This decrease of $4 in 2004 was principally attributable to the elimination of interest on loans from related parties, which were cancelled as a result of the Merger.

Liquidity and Capital Resources.

Cash and cash equivalents were $5,075 at March 31, 2004.

The Company is still in the development stage and has not generated any revenues as of March 31, 2004. In addition, the Company will continue to incur net losses and cash flow deficiencies from operating activities for the foreseeable future.

Management believes that the Company’s existing resources will enable it to continue as a going concern through at least March 31, 2005. The Company’s existing resources will not be sufficient to support the commercial introduction of any of its product candidates. Management plans to seek additional funds through public or private equity offerings, debt financings or additional corporate collaboration and licensing arrangements. The Company does not know whether additional financing will be available when needed, or if available, will be on acceptable or favorable terms to it or its stockholders.

Management’s Discussion and Analysis and Plan of Operations

(amounts in thousands except share and per share amounts)

Operations used $672 of cash during the three months ended March 31, 2004 as compared to $234 during the same period in 2003. During the first quarter of 2004, approximately $139 of the net cash used in operating activities related to costs associated with the Company’s sponsored Phase I clinical trial for Parkinson’s disease, which commenced in August 2003.

Net cash used in investing activities aggregated $44 and $85 during the three months ended March 31, 2004 and 2003, respectively, principally for the purchases of equipment and intangible assets.

Net cash provided by financing activities was $5,036 during the three months ended March 31, 2004, principally from cash acquired in the Merger ($5,413). During the three months ended March 31, 2003, the Company had no financing activities.

FORWARD LOOKING STATEMENTS

This document includes certain statements of the Company that may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and which are made pursuant to the Private Securities Litigation Reform Act of 1995. These forward-looking statements and other information relating to the Company are based upon the beliefs of management and assumptions made by and information currently available to the Company. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events, or performance, as well as underlying assumptions and statements that are other than statements of historical fact. When used in this document, the words “expects,” “anticipates,” “estimates,” “plans,” “intends,” “projects,” “predicts,” “believes,” “may” or “should,” and similar expressions, are intended to identify forward-looking statements. These statements reflect the current view of the Company’s management with respect to future events and are subject to numerous risks, uncertainties, and assumptions. Many factors could cause the actual results, performance or achievements of the Company to be materially different from any future results, performance, or achievements that may be expressed or implied by such forward-looking statements, including, among other things:

•	the inability of the Company to raise additional funds, when needed, through public or private equity offerings, debt financings or additional corporate collaboration and licensing arrangements.

•	the inability of the Company to successfully complete the Phase I clinical trial for Parkinson’s disease.

Other factors and assumptions not identified above could also cause the actual results to differ materially from those set forth in the forward-looking statements. Additional information regarding factors which could cause results to differ materially from management’s expectations is found in the section entitled “Risk Factors” contained in the Company’s 2003 Annual Report on Form 10-K. Although the Company believes these assumptions are reasonable, no assurance can be given that they will prove correct. Accordingly, you should not rely upon forward-looking statements as a prediction of actual results. Further, the Company undertakes no obligation to update forward-looking statements after the date they are made or to conform the statements to actual results or changes in the Company’s expectations.

Item 3 - Controls and Procedures

(a) As of the end of the fiscal quarter ended March 31, 2004, the President and Chairman as the Company’s Chief Executive Officer and the Secretary and Treasurer as the Company’s Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures that it has in place with respect to the accumulation and communication of information to management and the recording, processing and summarizing thereof. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in alerting them in a timely manner to material information relating to the Company (including its consolidated subsidiaries) required to be included in its periodic SEC filings.

In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

(b) During the fiscal quarter ended March 31, 2004, there has not occurred any change in the Company’s, internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

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

At such meeting, the results of the vote were as follows:

Vote	Adoption of the Merger Agreement	Percent Of Shares Entitled to Vote	Amendment to the Certificate of Incorporation	Percent of Shares Entitled to Vote
For	92,306,708	52%	92,030,016	52%
Against	110,888	*	379,006	*
Abstain	7,000	*	15,125	*

*	Represents less than 1% of the 177,504,565 shares entitled to vote as of the record date.

While the special meeting did not involve the election of directors, as a result of the Merger, Dr. Martin J. Kaplitt, Mark S. Hoffman and Clark Johnson, directors of NRI, became directors of the Company and Austin M. Long, III and Craig J. Nickels, pre-Merger directors of the Company, continued as directors. Mr. Johnson is a Class I director with a term expiring at the 2007 Annual Meeting, Dr. Kaplitt and Mr. Hoffman are Class II directors with terms expiring at the 2005 Annual Meeting and Messrs. Long and Nickels are Class III directors with terms expiring at the 2006 Annual Meeting.

Item 6. Exhibits and Reports on Form 8-K

(a) See Exhibit Index attached hereto.

(b)(1)Current Report on Form 8-K filed on February 13, 2004 with respect Items 2, 5 and 7, which relate to the completion of the merger between a wholly-owned subsidiary of the Company and Neurologix Research, Inc.

(2)Current Report on Form 8-K filed on February 27, 2004 with respect to Items 4 and 7, which relate to the change in the Registrant’s certifying accountant.

Signatures

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEUROLOGIX, INC.

May 13, 2004	/s/ Martin J. Kaplitt
Martin J. Kaplitt, M.D., President

May 13, 2004	/s/ Mark S. Hoffman
Mark S. Hoffman, Secretary and Treasurer

EXHIBIT INDEX

Exhibit No.	Exhibit

3.3

Certificate of Amendment of the Certificate of Incorporation of Neurologix, Inc. (formerly Change Technology Partners, Inc.), dated February 10, 2004 (filed as an exhibit to the Registrant’s Annual Report on Form 10-K dated April 9, 2004 and incorporated herein by reference).

3.4	Amended and Restated By-laws of Neurologix, Inc. (filed as an exhibit to the Company’s Annual Report on Form 10-K dated April 9, 2004 and incorporated herein by reference).

13.1

Note 1 to the Company’s consolidated financial statements and Note 2 to Neurologix Research Inc.’s financial statements contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 are incorporated herein by reference.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer. **

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer. **

32.1	Section 1350 Certification, Chief Executive Officer and Chief Financial Officer. **

**	Filed herewith