Form 10QSB
period 2004-06-30
NEUROLOGIX INC/DE
filed 2004-08-13
CIK 356591

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

     For the quarter ended June 30, 2004

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ____ to ____

COMMISSION FILE NUMBER: 0-13347
NEUROLOGIX, INC.

(Name of Small Business Issuer in its charter)

DELAWARE	06-1582875

(State or other jurisdiction of	I.R.S. Employer
Incorporation or organization)	Identification No.)

ONE BRIDGE PLAZA, FORT LEE, NEW JERSEY	07024

(Address of principal executive offices)	(Zip Code)

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

At August 10, 2004 there were outstanding 563,035,840 shares of the Registrant’s Common Stock, $.001 par value.

Transitional Small Business Disclosure Format: Yes ☐ No ☒.

PART I. FINANCIAL INFORMATION

Item 1 - Financial Statements

NEUROLOGIX, INC. (A Development Stage Company) CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED) (Amounts in thousands, except share and per share data)
June 30,
2004

ASSETS	(UNAUDITED)
Current assets:
Cash and cash equivalents	$1,261
Marketable securities	2,787
Prepaid expenses and other current assets	72

Total current assets	4,120

Equipment, less accumulated depreciation of $134	154
Intangible assets, less accumulated amortization of $53	326
Investments in unconsolidated affiliates	8

Total Assets	$4,608

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accrued expenses	$259
Capital lease obligations	18

Total Liabilities	277

Commitments and contingencies
Stockholders’ equity:
Preferred stock:
Series A - $.06 per share cumulative, convertible share-for-share into common stock; $.10 par value; 500,000 shares authorized, 645 shares issued and outstanding with an aggregate liquidation preference of $1 per share	-
Common stock: $.001 par value; 750,000,000 shares authorized, 563,035,840 issued and outstanding	563
Additional paid-in capital	11,582
Unearned compensation	(415)
Deficit accumulated during the development stage	(7,399)

Total stockholders’ equity	4,331

Total Liabilities and Stockholders’ Equity	$4,608

See accompanying notes to the unaudited condensed consolidated financial statements.

NEUROLOGIX, INC. (A Development Stage Company) CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED) (Amounts in thousands, except share and per share data)

	Six Months Ended June 30,		Three Months Ended June 30,		For the period February 12, 1999 (inception) through June 30, 2004
	2004	2003	2004	2003
Operating expenses:
Research and licensing	$455	$234	$243	$184	$3,120
Scientific consulting	312	161	190	89	1,271
General and administrative expenses	801	324	458	205	2,683

Loss from operations	(1,568)	(719)	(891)	(478)	(7,074)

Other income (expense):
Dividend, interest income and other income	25	12	25	5	66
Interest expense-related parties	(19)	(61)	-	(31)	(391)

Other income (expense), net	6	(49)	25	(26)	(325)

Net loss	$(1,562)	$(768)	$(866)	$(504)	$(7,399)

Basic and diluted net loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average common shares outstanding, basic and diluted	474,821,855	167,295,590	562,980,353	169,608,680

See accompanying notes to the unaudited condensed consolidated financial statements.

NEUROLOGIX, INC.
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)
FOR THE PERIOD FROM FEBRUARY 12, 1999 (DATE OF INCEPTION) THROUGH JUNE 30, 2004
(UNAUDITED)
(In thousands, except number of shares)

					Deficit
					Accumulated
			Additional		During the
	Common Stock		Paid-in	Unearned	Development

	Shares	Amount	Capital	Compensation	Stage	Total

Sale of common stock to founders	150,104,363	$2	$2	$-	$-	$4
Net loss	-	-	-	-	(328)	(328)

Balance, December 31, 1999	150,104,363	2	2	-	(328)	(324)
Net loss	-	-	-	-	(1,055)	(1,055)

Balance, December 31, 2000	150,104,363	2	2	-	(1,383)	(1,379)
Stock options granted for services	-	-	9	-	-	9
Common stock issued for intangible assets at $.004 per share	6,487,269	-	24	-	-	24
Net loss	-	-	-	-	(870)	(870)

Balance, December 31, 2001	156,591,632	2	35	-	(2,253)	(2,216)
Retirement of founder shares	(828,162)	-	-	-	-	-
Common stock issued pursuant to license agreement at $.063 per share	9,219,030	-	577	(577)	-	-
Private placement of Series B preferred stock	-	-	2,613	-	-	2,613
Amortization of unearned compensation	-	-	-	24	-	24
Net loss	-	-	-	-	(1,310)	(1,310)

Balance, December 31, 2002	164,982,500	2	3,225	(553)	(3,563)	(889)
Sale of common stock at $.013 per share	6,901,350	1	89	(89)	-	1
Amortization of unearned compensation	-	-	-	164	-	164
Net loss	-	-	-	-	(2,274)	(2,274)

Balance, December 31, 2003	171,883,850	3	3,314	(478)	(5,837)	(2,998)
Conversion of note payable to common stock	27,283,037	27	2,345	-	-	2,372
Conversion of mandatory redeemable preferred stock to common stock	152,174,768	152	348	-	-	500
Conversion of Series B convertible stock to common stock	33,868,674	34	(34)	-	-	-
Effects of reverse acquisition	177,575,511	347	5,552	-	-	5,899
Amortization of unearned compensation	-	-	-	105	-	105
Stock options granted for service	-	-	42	(42)	-	-
Exercise of stock options	250,000	-	15	-	-	15
Net loss	-	-	-	-	(1,562)	(1,562)

Balance, June 30, 2004	563,035,840	$563	$11,582	$(415)	$(7,399)	$4,331

See accompanying notes to the unaudited condensed consolidated financial statements.

NEUROLOGIX, INC. (A Development Stage Company) CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Amounts in thousands) (UNAUDITED)

	Six Months Ended June 30,		For the period February 12, 1999 (inception) through June 30, 2004
	2004	2003
Operating activities:
Net loss	$(1,562)	$(768)	$(7,399)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	36	47	143
Amortization	12	9	55
Stock options granted for services	-	-	9
Impairment of intangible assets	-	-	51
Amortization of unearned compensation	105	96	293
Non-cash interest expense	19	60	377
Changes in operating assets and liabilities	(260)	(30)	(84)

Net cash used in operating activities	(1,650)	(586)	(6,555)

Investing activities:
Purchases of equipment	(59)	(63)	(241)
Purchases of intangible assets	(43)	(84)	(405)
Purchases of marketable securities	(2,787)	-	(2,787)

Net cash used in investing activities	(2,889)	(147)	(3,433)

Financing activities:
Proceeds from note payable	-	-	1,100
Borrowings from related party	-	-	2,000
Cash acquired in Merger	5,413	-	5,413
Payments of capital lease obligation	(8)	(5)	(23)
Merger-related costs	(375)	-	(375)
Proceeds from issuance of common stock	15	1	20
Proceeds from issuance of preferred stock	-	-	3,114

Net cash provided by (used in ) financing activities	5,045	(4)	11,249

Net increase (decrease) in cash and cash equivalents	506	(737)	1,261
Cash and cash equivalents, beginning of period	755	1,636	-

Cash and cash equivalents, end of period	$1,261	$899	$1,261

Supplemental disclosure of non-cash investing and financing activities:
Issuance of stock for debt	$2,372	-	$2,372

Reverse acquisition – net liabilities assumed, excluding cash	$(213)	-	$(213)

Mandatorily redeemable convertible preferred stock converted to common stock	$500	-	$500

Common stock issued for intangible assets	-	-	$24

Conversion of Series B convertible stock to common stock	-	-	-

See accompanying notes to the unaudited condensed consolidated financial statements.

Neurologix, Inc. (A Development Stage Company) Notes to Unaudited Condensed Consolidated Financial Statements (Dollar amounts in thousands, except for per share data)

    (1)   In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of Neurologix, Inc. and its subsidiaries (collectively referred to herein as the “Company”) at June 30, 2004, and the results of its operations and its cash flows for the periods presented. The unaudited consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

The Company is in the development stage and has not generated any revenues as of June 30, 2004. As a result, the Company has incurred net losses of $1,562, $768 and $7,399 and negative cash flows from operating activities of $1,650, $586 and $6,555 for the six months ended June 30, 2004 and 2003 and for the period from February 12, 1999 (date of inception) to June 30, 2004, respectively. In addition, management believes that the Company will continue to incur net losses and cash flow deficiencies from operating activities for the foreseeable future.

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The Company is subject to credit risk related to its cash equivalents and marketable securities. The Company places its cash and cash equivalents in money market funds and United States Treasury bills with a maturity of three months or less.

The Company classifies its marketable debt securities as available-for-sale. Available-for-sale securities are recorded at cost, which approximates fair value. Realized gains and losses are included in interest and other income and are derived using the specific identification method for determining the cost of securities sold. Dividend and interest income are recognized when earned. The Company’s investments include a United States Treasury Bill with an original maturity of six months.

Management believes that the Company’s current resources will enable it to continue as a going concern through at least June 30, 2005. The Company’s existing resources will not be sufficient to support the commercial introduction of any of its product candidates. Management plans to raise additional funds through public or private equity offerings, debt financings or additional corporate collaboration and licensing arrangements. The Company does not know whether additional financing will be available when needed, or if available, will be on acceptable or favorable terms to it or its stockholders.

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

    (2)    Pursuant to the Merger Agreement and, as a result of the Merger, each share of NRI common stock, convertible preferred stock and Series B convertible preferred stock outstanding at the effective time of the Merger was converted into the right to receive 69.0135 shares of the Company’s common stock, par value $0.001 per share (the “Exchange Ratio”), resulting in an aggregate of 385,210,329 shares being issued to former NRI shareholders as follows: (i) 171,883,850 shares were issued to holders of common stock of NRI (ii) 27,283,037 shares were issued to the holders of a note payable to related parties of NRI (iii) 152,174,768 shares were issued to holders of mandatory redeemable preferred stock of NRI

Neurologix, Inc. (A Development Stage Company) Notes to Unaudited Condensed Consolidated Financial Statements - (Continued) (Dollar amounts in thousands, except for per share data)

and (iv) 33,868,674 shares were issued to holders of NRI Series B Convertible Preferred Stock. In addition, outstanding options to purchase an aggregate of 257,000 shares of the NRI common stock were adjusted by the Exchange Ratio and automatically converted into options to purchase an aggregate of 17,736,470 shares of the Company's common stock.

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

    (4)   The results of operations for the three and six month periods ended June 30, 2004 are not indicative of the results to be expected for the full year.

    (5)   Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), provides for the use of a fair value based method of accounting for employee stock compensation. However, SFAS 123 also allows an entity to continue to measure compensation cost for stock options granted to employees using the intrinsic value method of accounting prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), which only requires charges to compensation expense for the excess, if any, of the fair value of the underlying stock at the date a stock option is granted (or at an appropriate subsequent measurement date) over the amount the employee must pay to acquire the stock, if such amounts differ materially from the historical amounts. The Company has elected to continue to account for employee stock options using the intrinsic value method under Opinion 25. By making that election, the Company is required by SFAS 123 and SFAS 148, “Accounting for Stock-Based Compensation -- Transition and Disclosure” to provide pro forma disclosures of net income (loss) and earnings (loss) per share as if a fair value based method of accounting had been applied. The Company has used the Black-Scholes option pricing model, as permitted by SFAS 123, to estimate the fair value of options granted to employees for such pro forma disclosures, as follows:

Neurologix, Inc. (A Development Stage Company) Notes to Unaudited Condensed Consolidated Financial Statements - (Continued) (Dollar amounts in thousands, except for per share data)

	Six Months Ended June 30,		Three Months Ended June 30,

	2004	2003	2004	2003

Net loss – as reported	$(1,562)	$(768)	$(866)	$(504)
Deduct total stock-based employee compensation expense determined under fair value-based method for all awards	$(84)	-	$(22)	-

Net loss – pro forma	$(1,646)	$(768)	$(888)	$(504)

Basic/diluted loss per share – as reported	$(0.00)*	$(0.00)*	$(0.00)*	$(0.00)*

Basic/diluted loss per share – pro forma	$(0.00)*	$(0.00)*	$(0.00)*	$(0.00)*

* Less than $0.01 per share.

The following are the weighted-average assumptions used with the Black-Scholes pricing model:

2004

Expected option term (years)	5
Risk-free interest rate (%)	3.15 - 3.79
Expected volatility (%)	147 - 152
Dividend yield (%)	0

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

    (6)   Basic net loss per common share excludes the effect of potentially dilutive securities and is computed by dividing net income or loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted net income or loss per share is adjusted for the effect of convertible securities, warrants and other potentially dilutive financial instruments only in the periods in which such effect would have been dilutive.

The following securities were not included in the computation of diluted net loss per share because to do so would have had an anti-dilutive effect for the periods presented:

	June 30,

	2004	2003

Stock Options	35,595,795	32,222,217
Warrants	20,700,002	25,856,252
Series A Convertible Preferred Stock	645	645

Neurologix, Inc. (A Development Stage Company) Notes to Unaudited Condensed Consolidated Financial Statements - (Continued) (Dollar amounts in thousands, except for per share data)

    (7)   Related Party Transactions:

The Company paid its President and Chairman compensation of $27 for the six months ended June 30, 2004 and $6 for the same period in 2003 and $123 for the period from February 12, 1999 (date of inception) to June 30, 2004. Effective April 1, 2004, his compensation was increased from $24 per annum to $85 per annum. The President and Chairman is a principal stockholder of the Company and beneficially owned approximately 11% of the Company’s outstanding common stock as of June 30, 2004.

Pursuant to the Merger Agreement, following the closing of the Merger, the Company paid Palisade Capital Securities, LLC, an affiliate of Palisade Private Partnership, LP (“PPP”), $200 for investment banking services rendered in connection with the Merger. PPP is the beneficial owner of approximately 30.2% of the Company’s outstanding common stock.

Effective with the closing of the Merger, the Company relocated its corporate offices to One Bridge Plaza, Fort Lee, New Jersey 07024. The Company currently uses these premises on a month-to-month basis under a verbal agreement with an affiliate of PPP that does not require the payment of rent.

    (8)   Stock Options:

During 2000, the Company approved a stock option plan (the “Plan”) which provided for the granting of stock options and restricted stock to employees, independent contractors, consultants, directors and other individuals. A maximum of 20,000,000 shares of common stock have been approved for issuance under the Plan by the Company’s Board of Directors. As of June 30, 2004, 7,414,253 shares remained available for issuance under the Plan.

         The following table summarizes information about stock options outstanding at June 30, 2004:

	Number of Shares	Weighted Average Exercise Price
January 1, 2004	17,736,470	$0.01
Effects of reverse acquisition	14,534,424	0.08
Granted	3,250,000	0.06
Exercised	-	-
Forfeited/Cancelled	-	-

March 31, 2004	35,520,894	$0.04

Granted	750,000	0.06
Exercised	(250,000)	0.06
Forfeited/Cancelled	(425,099)	0.49

June 30, 2004	35,595,795	$0.04

Neurologix, Inc. (A Development Stage Company) Notes to Unaudited Condensed Consolidated Financial Statements - (Continued) (Dollar amounts in thousands, except for per share data)

    (9)   Pro forma Financial Statements:

As described in Note 2 above, NRI merged with and into a wholly-owned subsidiary of Neurologix on February 10, 2004. The following unaudited pro forma information summarizes the combined results of Neurologix and NRI as if the merger had occurred at the beginning of 2003.

	Six months ended June 30,		Three months ended June 30,

	2004	2003	2004	2003

Net loss	$(1,881)	$(2,274)	$(866)	$(1,200)

Basic and diluted net loss per share	$(0.00)*	$(0.00)*	$(0.00)*	$(0.00)*

Weighted average common shares outstanding, basic and diluted	562,723,986	573,254,214	562,822,888	569,131,712

*Less than $0.01 per share.

    (10)   Subsequent Event:

    By a unanimous vote on July 23, 2004, the Board adopted resolutions approving an amendment and restatement of the Certificate of Incorporation (the “Amendment”) that would (i) effect a reverse stock split of the shares of the Common Stock at a ratio of one for 25 and (ii) reduce the Company's number of authorized shares of Common Stock from 750,000,000 to 60,000,000. On July 26, 2004, stockholders of the Company collectively owning 59% of the Company's outstanding shares signed an action by written consent approving the Amendment and the reverse stock split and reduction of authorized shares pursuant thereto. The reverse stock split is expected to be effectuated in the third quarter of 2004, after compliance with SEC and other notice requirements.

    To avoid the existence of fractional shares, stockholders who are otherwise entitled to receive fractional shares of Common Stock as a result of the reverse stock split will receive a cash payment in lieu thereof. The par values of the Common Stock and the Preferred Stock will remain at $0.001 per share and $0.10 per share, respectively.

Management's Discussion and Analysis and Plan of Operations (Dollar amounts in thousands, except for per share data)

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

The Company is in the development stage and is involved in the development of proprietary treatments for disorders of the brain and central nervous system using gene therapy and other innovative therapies. These treatments are designed as alternatives to conventional surgical and pharmacological treatments. To date, it has not generated any revenues and has incurred total net losses and aggregate negative cash flows from operating activities from inception to June 30, 2004 of $7,399 and $6,555, respectively.

Management believes that the Company will continue to incur net losses and cash flow deficiencies from operating activities for the foreseeable future. As of June 30, 2004, the Company’s assets consisted primarily of approximately $1,261 in cash and cash equivalents and $2,787 in marketable securities. Since the Company’s existing resources will not be sufficient to enable it to obtain the regulatory approvals necessary to commercialize its current or future product candidates, the Company will need to raise additional funds through public or private equity offerings, debt financings or additional corporate collaboration and licensing arrangements. The Company does not know whether additional financing will be available when needed or, if available, whether it will be on terms that are acceptable to it.

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

Management's Discussion and Analysis and Plan of Operations (Dollar amounts in thousands, except for per share data)

The accounting policies and estimates used as of December 31, 2003, as outlined in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, have been applied consistently for the six months ended June 30, 2004.

Results of Operations

Three Months Ended June 30, 2004 Compared to the Three Months Ended June 30, 2003

Revenues. The Company did not generate revenues during the three months ended June 30, 2004 and 2003.

Costs and Expenses.

   Research, Licensing and Scientific Consulting. Research, licensing and scientific consulting expenses were $433 during the three months ended June 30, 2004, and $273 during the same period in 2003. The $160 increase in research, licensing and scientific consulting expenses during the second quarter of 2004 was attributable to costs associated with Phase I clinical trials for Parkinson’s disease ($185) which commenced in August 2003. The remaining research, licensing and scientific consulting expenses consisted of licensing fees and royalties the Company paid under licensing agreements with academic and medical institutions as well as consulting fees the Company paid to the members of its scientific advisory board.

   General and Administrative. General and administrative expenses aggregated $458 during the three months ended June 30, 2004, as compared to $205 during the comparable period in 2003. This $253 increase in 2004 is primarily related to the fact that the operations of Neurologix, which accounted for $180 of such expenses during the second quarter of 2004, were not included in the comparable period in 2003.

   Interest Income, Net. The Company had net interest income of $25 during the three months ended June 30, 2004 as compared to net interest expense of $26 during the three months ended June 30, 2003. This increase in interest income of $51 in 2004 was principally attributable to the elimination of interest on loans from related parties, which were cancelled as a result of the Merger.

Six Months Ended June 30, 2004 Compared to the Six Months Ended June 30, 2003

Revenues. The Company did not generate revenues during the six months ended June 30, 2004 and 2003.

Costs and Expenses.

   Research, Licensing and Scientific Consulting. Research, licensing and scientific consulting expenses were $767 during the six months ended June 30, 2004, and $395 during the same period in 2003. The $372 increase in research, licensing and scientific consulting expenses during the second quarter of 2004 was primarily attributable to costs associated with Phase I clinical trials for Parkinson’s disease ($338) which commenced in August 2003. The remaining research, licensing and scientific consulting expenses consisted of licensing fees and royalties the Company paid under licensing agreements with academic and medical institutions as well as consulting fees the Company paid to the members of its scientific advisory board.

Management's Discussion and Analysis and Plan of Operations (Dollar amounts in thousands, except for per share data)

   General and Administrative. General and administrative expenses aggregated $801 during the six months ended June 30, 2004, as compared to $324 during the same period in 2003. This $477 increase in 2004 is primarily related to the fact that the operations of Neurologix, which accounted for $338 of such expenses during the first six months of 2004, were not included in the comparable period in 2003.

             Interest Income, Net. The Company had net interest income of $6 during the six months ended June 30, 2004 as compared to interest expense, net of $49 during the six months ended June 30, 2003. This increase in interest income of $55 in 2004 was principally attributable to the elimination of interest on loans from related parties, which were cancelled as a result of the Merger.

Liquidity and Capital Resources.

Cash and cash equivalents were $1,261 and marketable securities were $2,787 at June 30, 2004.

The Company is still in the development stage and has not generated any revenues as of June 30, 2004. In addition, the Company will continue to incur net losses and cash flow deficiencies from operating activities for the foreseeable future.

Management believes that the Company’s existing resources will enable it to continue as a going concern through at least June 30, 2005. The Company’s existing resources will not be sufficient to support the commercial introduction of any of its product candidates. Management plans to seek additional funds through public or private equity offerings, debt financings or additional corporate collaboration and licensing arrangements. The Company does not know whether additional financing will be available when needed, or if available, will be on acceptable or favorable terms to it or its stockholders.

Operations used $1,650 of cash during the six months ended June 30, 2004 as compared to $586 during the same period in 2003. During the six months ended June 30, 2004, $338 of the net cash used in operating activities related to costs associated with the Company’s sponsored Phase I clinical trial for Parkinson’s disease, which commenced in August 2003.

Net cash used in investing activities aggregated $2,889 and $147 during the six months ended June 30, 2004 and 2003, respectively, principally for the purchases of marketable securities .

Net cash provided by financing activities was $5,045 during the six months ended June 30, 2004, principally from cash acquired in the Merger ($5,413). During the six months ended June 30, 2003, the Company used $4 for financing activities, principally for costs associated with payments of capital lease obligations.

FORWARD LOOKING STATEMENTS

This document includes certain statements of the Company that may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and which are made pursuant to the Private Securities Litigation Reform Act of 1995. These forward-looking statements and other information relating to the Company are based upon the beliefs of management and assumptions made by and

Management's Discussion and Analysis and Plan of Operations (Dollar amounts in thousands, except for per share data)

information currently available to the Company. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events, or performance, as well as underlying assumptions and statements that are other than statements of historical fact. When used in this document, the words “expects,” “anticipates,” “estimates,” “plans,” “intends,” “projects,” “predicts,” “believes,” “may” or “should,” and similar expressions, are intended to identify forward-looking statements. These statements reflect the current view of the Company’s management with respect to future events and are subject to numerous risks, uncertainties, and assumptions. Many factors could cause the actual results, performance or achievements of the Company to be materially different from any future results, performance, or achievements that may be expressed or implied by such forward-looking statements, including, among other things:

●	the inability of the Company to raise additional funds, when needed, through public or private equity offerings, debt financings or additional corporate collaboration and licensing arrangements.
●	the inability of the Company to successfully complete the Phase I clinical trial for Parkinson’s disease.

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

Item 3 - Controls and Procedures

(a)   As of the end of the fiscal quarter ended June 30, 2004, the President and Chairman as the Company’s Chief Executive Officer and the Secretary and Treasurer as the Company’s Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures that it has in place with respect to the accumulation and communication of information to management and the recording, processing and summarizing thereof. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in alerting them in a timely manner to material information relating to the Company (including its consolidated subsidiaries) required to be included in its periodic SEC filings.

In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

(b)   During the fiscal quarter ended June 30, 2004, there has not occurred any change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders was held on May 7, 2004 to elect one Class I director, to hold office for a term of 3 years. Clark A. Johnson, the nominee for Class I director was elected. The number of votes for each nominee is set forth below:

Name of Director Nominee	Number of Shares Voted For	Number of Shares Withheld
Clark A. Johnson	431,089,436	7,997

Mark S. Hoffman and Martin J. Kaplitt, M.D., the Class II directors, and Austin M. Long and Craig J. Nickels, the Class III directors, have terms which expire in 2005 and 2006, respectively. Accordingly, these directors were not up for re-election at the meeting and their term of office continued after the meeting.

On July 26, 2004 stockholders of the Company collectively owning 59% of the Company’s outstanding shares signed an action by written consent approving the Amendment and the reverse stock split and the reduction of authorized shares pursuant thereto.

Item 6. Exhibits and Reports on Form 8-K

(a)	See Exhibit Index attached hereto.

(b)(1)	Current Report on Form 8-K filed on May 13, 2004 with respect to Items 7 and 12, which relate to the Company’s results of operations for the first quarter ended March 31, 2004.

Signatures

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEUROLOGIX, INC.

August 13, 2004	/s/ Martin J. Kaplitt

Martin J. Kaplitt, M.D., President

August 13, 2004	/s/ Mark S. Hoffman

Mark S. Hoffman, Secretary and Treasurer

EXHIBIT INDEX

Exhibit No.	Exhibit

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

__________
** Filed herewith

