Form 10QSB
period 2004-09-30
NEUROLOGIX INC/DE
filed 2004-11-12
CIK 356591

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2004

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

At November 9, 2004 there were outstanding 22,521,404 shares of the Registrant’s Common Stock, $.001 par value.

Transitional Small Business Disclosure Format: Yes ☐ No ☒.

PART I. FINANCIAL INFORMATION

Item 1 - Financial Statements

NEUROLOGIX, INC. (A Development Stage Company) CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED) (Amounts in thousands, except share and per share data)
September 30,
2004
ASSETS	(UNAUDITED)
Current assets:
Cash and cash equivalents	$3,424
Prepaid expenses and other current assets	42
Total current assets	3,466

Equipment, less accumulated depreciation of $150	203
Intangible assets, less accumulated amortization of $57	331
Investments in unconsolidated affiliates	8
Other assets	4
Total Assets	$4,012
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accrued expenses	$263
Current portion of capital lease obligations	25
Total current liabilities	288

Capital lease obligations, net of current portion	16
Total Liabilities	304
Commitments and contingencies
Stockholders’ equity:
Preferred stock:
Series A - $.06 per share cumulative, convertible 1-for-25 into common stock; $.10 par value; 500,000 shares authorized, 645 shares issued and outstanding with an aggregate liquidation preference of $1 per share	-
Common stock: $.001 par value; 60,000,000 shares authorized, 22,521,404 issued and outstanding at September 30, 2004	22
Additional paid-in capital	12,124
Unearned compensation	(366)
Deficit accumulated during the development stage	(8,072)
Total stockholders’ equity	3,708
Total Liabilities and Stockholders’ Equity	$4,012

See accompanying notes to the unaudited condensed consolidated financial statements.

NEUROLOGIX, INC. (A Development Stage Company) CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED) (Amounts in thousands, except share and per share data)
	Nine Months Ended September 30,		Three Months Ended September 30,		For the period February 12, 1999 (inception) through September 30, 2004
	2004	2003	2004	2003
Operating expenses:
Research and development	$1,038	$950	$271	$555	$4,662
General and administrative expenses	1,233	540	432	216	3,115
Loss from operations	(2,271)	(1,490)	(703)	(771)	(7,777)

Other income (expense):
Dividend, interest income and other income	56	13	31	1	97
Interest expense-related parties	(20)	(95)	(1)	(34)	(392)
Other income (expense), net	36	(82)	30	(33)	(295)
Net loss	$(2,235)	$(1,572)	$(673)	$(804)	$(8,072)

Basic and diluted net loss per share	$(0.11)	$(0.23)	$(0.03)	$(0.12)

Weighted average common shares outstanding, basic and diluted	20,177,602	6,753,447	22,521,404	6,875,354

See accompanying notes to the unaudited condensed consolidated financial statements.

NEUROLOGIX, INC.
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIENCY/EQUITY
FOR THE PERIOD FROM FEBRUARY 12, 1999 (DATE OF INCEPTION) THROUGH SEPTEMBER 30, 2004
(UNAUDITED)
(In thousands, except number of shares)

					Deficit
					Accumulated
			Additional		During the
	Common Stock		Paid-in	Unearned	Development
	Shares	Amount	Capital	Compensation	Stage	Total

Sale of common stock to founders	6,004,146	$0	$4	-	-	$4
Net loss	-	-	-	-	(328)	(328)
Balance, December 31, 1999	6,004,146	0	4	-	(328)	(324)
Net loss	-	-	-	-	(1,055)	(1,055)
Balance, December 31, 2000	6,004,146	0	4	-	(1,383)	(1,379)
Stock options granted for services	-	-	9	-	-	9
Common stock issued for intangible assets at $0.09 per share	259,491	-	24	-	-	24
Net loss	-	-	-	-	(870)	(870)
Balance, December 31, 2001	6,263,637	0	37	-	(2,253)	(2,216)
Retirement of founder shares	(33,126)	-	-	-	-	-
Common stock issued pursuant to license agreement at $1.56 per share	368,761	-	577	(577)	-	-
Private placement of Series B preferred stock	-	-	2,613	-	-	2,613
Amortization of unearned compensation	-	-	-	24	-	24
Net loss	-	-	-	-	(1,310)	(1,310)
Balance, December 31, 2002	6,599,272	0	3,227	(553)	(3,563)	(889)
Sale of common stock	276,054	0	90	(89)	-	1
Amortization of unearned compensation	-	-	-	164	-	164
Net loss	-	-	-	-	(2,274)	(2,274)
Balance, December 31, 2003	6,875,326	0	3,317	(478)	(5,837)	(2,998)
Conversion of note payable to common stock	1,091,321	1	2,371	-	-	2,372
Conversion of mandatory redeemable preferred stock to common stock	6,086,991	6	494	-	-	500
Conversion of Series B convertible stock to common stock	1,354,746	1	(1)	-	-	-
Effects of reverse acquisition	7,103,020	14	5,886	-	-	5,900
Amortization of unearned compensation	-	-	-	154	-	154
Stock options granted for services	-	-	42	(42)	-	-
Exercise of stock options	10,000	-	15	-	-	15
Net loss	-	-	-	-	(2,235)	(2,235)
Balance, September 30, 2004	22,521,404	$22	$12,124	$(366)	$(8,072)	$3,708
See accompanying notes to the unaudited condensed consolidated financial statements.

NEUROLOGIX, INC. (A Development Stage Company) CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Amounts in thousands) (UNAUDITED)
	Nine Months Ended September 30,		For the period February 12, 1999 (inception) through September 30, 2004
	2004	2003
Operating activities:
Net loss	$(2,235)	$(1,572)	$(8,072)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	52	52	159
Amortization	20	14	63
Stock options granted for services	-	-	9
Impairment of intangible assets	-	-	51
Amortization of unearned compensation	154	168	342
Non-cash interest expense	19	90	377
Changes in operating assets and liabilities	(220)	(26)	(44)
Net cash used in operating activities	(2,210)	(1,274)	(7,115)
Investing activities:
Purchases of equipment	(69)	(71)	(251)
Purchases of intangible assets	(58)	(146)	(420)
Purchases of marketable securities	(3,685)	-	(3,685)
Proceeds from sale of marketable securities	3,685		3,685
Net cash used in investing activities	(127)	(217)	(671)
Financing activities:
Proceeds from note payable	-	750	1,100
Borrowings from related party	-	-	2,000
Cash acquired in Merger	5,413	-	5,413
Payments of capital lease obligation	(47)	(9)	(62)
Merger-related costs	(375)	-	(375)
Proceeds from issuance of common stock	15	1	20
Proceeds from issuance of preferred stock	-	-	3,114
Net cash provided by financing activities	5,006	742	11,210
Net increase (decrease) in cash and cash equivalents	2,669	(749)	3,424
Cash and cash equivalents, beginning of period	755	1,636	-
Cash and cash equivalents, end of period	$3,424	$887	$3,424
Supplemental disclosure of non-cash investing and financing activities:
Issuance of stock for debt	$2,372	-	$2,372
Reverse acquisition - net liabilities assumed, excluding cash	$(213)	-	$(213)
Mandatorily redeemable convertible preferred stock converted to common stock	$500	-	$500
Common stock issued for intangible assets	-	-	$24
Conversion of Series B convertible stock to common stock	-	-	-
Acquisition of fixed assets through capital leases	$62	$41	$103
See accompanying notes to the unaudited condensed consolidated financial statements.

Neurologix, Inc. (A Development Stage Company) Notes to Unaudited Condensed Consolidated Financial Statements (Dollar amounts in thousands, except for per share data)

(1)  In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position of Neurologix, Inc. and its subsidiaries (collectively referred to herein as the “Company”) at September 30, 2004, and the results of its operations and its cash flows for the periods presented. The unaudited consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

The Company is in the development stage and has not generated any operating revenues as of September 30, 2004. As a result, the Company has incurred net losses of $2,235, $1,572 and $8,072 and negative cash flows from operating activities of $2,210, $1,274 and $7,115 for the nine months ended September 30, 2004 and 2003 and for the period from February 12, 1999 (date of inception) to September 30, 2004, respectively. In addition, management believes that the Company will continue to incur net losses and cash flow deficiencies from operating activities for the foreseeable future.

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The Company is subject to credit risk related to its cash equivalents and marketable securities. From time to time, the Company places its cash and cash equivalents in money market funds and United States Treasury bills with a maturity of three months or less.

Management believes that the Company’s current resources will enable it to continue as a going concern through at least September 30, 2005 and, if necessary, that it can implement cost saving initiatives that can extend its operations after that period. Since the Company’s existing resources will not be sufficient to support further clinical trials beyond the pending Phase 1 clinical for the treatment of Parkinson’s disease and/or the commercial introduction of any of its product candidates, it plans to seek additional funds through public or private equity offerings, debt financings or corporate collaboration and licensing arrangements.  The Company does not know whether additional financing will be available when needed, or if available, will be on acceptable or favorable terms to it or its stockholders.

As more fully described in Note 3, effective February 10, 2004, pursuant to a Merger Agreement (the “Merger Agreement”), Neurologix Research, Inc. (formerly known as Neurologix, Inc. and referred to herein as “NRI”) merged (the “Merger”) with and into a wholly-owned subsidiary of Neurologix, Inc. (formerly known as Change Technology Partners, Inc. and referred to herein individually as “Neurologix” and, together with its subsidiaries, as the “Company”) with NRI being the surviving corporation and becoming a wholly-owned subsidiary of Neurologix.

(2)  By a unanimous vote on July 23, 2004, the Board adopted resolutions approving an amendment and restatement of the Company’s Certificate of Incorporation (the “Amendment”) that would (i) effect a reverse stock split of the shares of common stock at a ratio of one for 25 and (ii) reduce the Company's number of authorized shares of common stock from 750,000,000 to 60,000,000. On July 26, 2004, stockholders of the Company collectively owning 59% of the Company's outstanding shares signed an action by written consent approving the Amendment and the reverse stock split and reduction of authorized shares pursuant thereto. The reverse stock split and reduction of authorized shares became effective on September 10, 2004.

To avoid the existence of fractional shares, stockholders who were otherwise entitled to receive fractional shares of common stock as a result of the reverse stock split are entitled to receive a cash payment in lieu thereof. The par values of the common stock and the preferred stock are unchanged at $0.001 per share and $0.10 per share, respectively.

Neurologix, Inc. (A Development Stage Company) Notes to Unaudited Condensed Consolidated Financial Statements (Dollar amounts in thousands, except for per share data) - (Continued)

    All information related to the Company’s common stock, preferred stock, options and warrants to purchase common stock and earnings per share included in the accompanying condensed consolidated financial statements has been retroactively adjusted to give effect to the Company’s 1 for 25 reverse stock split, which became effective on September 10, 2004.

(3)  Pursuant to the Merger Agreement and, as a result of the Merger, the shares of NRI common stock, convertible preferred stock and Series B convertible preferred stock outstanding at the effective time of the Merger were converted into an aggregate of 15,408,413 shares of the Company’s common stock, par value $0.001 per share (the “common stock”). In addition, outstanding options to purchase an aggregate of 257,000 shares of the NRI common stock were converted into options to purchase an aggregate of 709,459 shares of the Company's common stock.

As a result of the Merger, stockholders of NRI received an aggregate number of shares of Neurologix common stock representing approximately 68% of the total number shares of Neurologix common stock outstanding after the Merger. In addition, the board of directors and management of the Company are controlled by members of the board of directors and management of NRI. Accordingly, the business combination has been accounted for as a reverse acquisition, with NRI being the accounting parent and Neurologix being the accounting subsidiary. These unaudited consolidated financial statements include the operations of Neurologix, the accounting subsidiary, from the date of acquisition. Since the exchange was accounted for as a reverse acquisition, the accompanying condensed consolidated financial statements reflect the historical financial statements of NRI, the accounting acquirer, as adjusted for the effects of the exchange of shares on its equity accounts, the inclusion of net liabilities of the accounting subsidiary as of February 10, 2004 on their historical basis and the inclusion of the accounting subsidiary's results of operations from that date.

(4)  The accounting policies followed by the Company are set forth in Note 1 to the Company’s consolidated financial statements and Note 2 to NRI’s financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, which are incorporated herein by reference.

(5)  The results of operations for the three and nine month periods ended September 30, 2004 are not necessarily indicative of the results to be expected for the full year.

(6)  Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), provides for the use of a fair value based method of accounting for employee stock compensation. However, SFAS 123 also allows an entity to continue to measure compensation cost for stock options granted to employees using the intrinsic value method of accounting prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), which only requires charges to compensation expense for the excess, if any, of the fair value of the underlying stock at the date a stock option is granted (or at an appropriate subsequent measurement date) over the amount the employee must pay to acquire the stock, if such amounts differ materially from the historical amounts. The Company has elected to continue to account for employee stock options using the intrinsic value method under Opinion 25. By making that election, the Company is required by SFAS 123 and SFAS 148, “Accounting for Stock-Based Compensation -- Transition and Disclosure” to provide pro forma disclosures of net income (loss) and earnings (loss) per share as if a fair value based method of accounting had been applied. The Company has used the Black-Scholes option pricing model, as permitted by SFAS 123, to estimate the fair value of options granted to employees for such pro forma disclosures, as follows:

Neurologix, Inc. (A Development Stage Company) Notes to Unaudited Condensed Consolidated Financial Statements (Dollar amounts in thousands, except for per share data) - (Continued)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2004	2003	2004	2003
Net loss - as reported	$(2,235)	$(1,572)	$(673)	$(804)
Deduct total stock-based employee compensation expense determined under fair value-based method for all awards	(156)	-	(54)	-
Net loss - pro forma	$(2,391)	$(1,572)	$(727)	$(804)
Basic/diluted loss per share - as reported	$(0.11)	$(0.23)	$(0.03)	$(0.12)
Basic/diluted loss per share - pro forma	$(0.12)	$(0.23)	$(0.03)	$(0.12)

The following are the weighted-average assumptions used with the Black-Scholes pricing model:

2004
Expected option term (years)	5
Risk-free interest rate (%)	3.15% - 3.79%
Expected volatility (%)	115% - 152%
Dividend yield (%)	0%

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

(7)  Basic net loss per common share excludes the effect of potentially dilutive securities and is computed by dividing net income or loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted net income or loss per share is adjusted for the effect of convertible securities, warrants and other potentially dilutive financial instruments only in the periods in which such effect would have been dilutive.

The following securities were not included in the computation of diluted net loss per share because to do so would have had an anti-dilutive effect for the periods presented:

	September 30,
	2004	2003
Stock Options	1,715,567	1,288,888
Warrants	828,000	1,034,250
Series A Convertible Preferred Stock	645	645

Neurologix, Inc. (A Development Stage Company) Notes to Unaudited Condensed Consolidated Financial Statements (Dollar amounts in thousands, except for per share data) - (Continued)

(8)  Related Party Transactions:

The Company paid its Chairman, who was also its CEO until September 21, 2004, compensation of $49 for the nine months ended September 30, 2004 and $18 for the same period in 2003 and $144 for the period from February 12, 1999 (date of inception) to September 30, 2004. Effective April 1, 2004, his compensation was increased from $24 per annum to $85 per annum. The Chairman is a principal stockholder of the Company and beneficially owned approximately 11% of the Company’s outstanding common stock as of September 30, 2004.

Refac has provided consulting services to the Company since February, 2004 at a basic monthly retainer of $5 subject to a quarterly adjustment, by mutual agreement, at the end of each calendar quarter to reflect the services rendered during such quarter. Either party has the right to terminate this agreement at any time without any prior notice. Under this arrangement, the Company has paid $25 and $80 with respect to services rendered during the three and nine month periods ended September 30, 2004, respectively.  Palisade Capital Management, LLC, an affiliate of Palisade Private Partnership, LP (“PPP”), beneficially owns approximately 90% of Refac’s outstanding capital stock.

Pursuant to the Merger Agreement, following the closing of the Merger, the Company paid Palisade Capital Securities, LLC (“PCS”), an affiliate of PPP, $200 for investment banking services rendered in connection with the Merger. PPP is the beneficial owner of approximately 30% of the Company’s outstanding common stock.

Effective with the closing of the Merger, the Company relocated its corporate offices to One Bridge Plaza, Fort Lee, New Jersey 07024. The Company used these premises on a month-to-month basis under a verbal agreement with PCS that did not require the payment of rent. On August 10, 2004, the Company entered into a lease with PCS that provides for a base annual rent of $35, or $3 per month through January 31, 2008 for approximately 1,185 gross rentable square feet of space at One Bridge Plaza, Fort Lee, New Jersey 07024.

Additionally, the Company maintains brokerage accounts with PCS for the Company’s marketable securities.

(9)  Hiring of Michael Sorell as CEO

On September 21, 2004, the board of directors hired Michael Sorell, M.D. as the chief executive officer of the Company. While there is no written employment agreement covering the terms of employment, the Company and Dr. Sorell plan to enter into such an agreement, which will provide for an initial term of employment of 18 months subject to an automatic extension of an additional 18 months absent notice to the contrary from either party. The agreement will further provide that Dr. Sorell will serve as the chief executive officer of the Company and as a member of the Company's board of directors. Dr. Sorell will receive an annual base salary of $150, which is subject to an automatic increase to an annual salary of between $175 and $200 upon the Company’s closing of a financing of between $2,500 and $5,000. Dr. Sorell’s salary will also increase to $175 if the Company enters into a corporate partnership pursuant to which it is able to defray more than 50% of the Company’s future clinical trial costs for Parkinson’s disease and epilepsy protocols. Dr. Sorell's annual bonus will be at the discretion of the Company's board of directors and will depend upon the achievement of goals to be specified by the board of directors. In addition, Dr. Sorell’s terms of employment provide for the grant of options as described in Note 10.

Neurologix, Inc. (A Development Stage Company) Notes to Unaudited Condensed Consolidated Financial Statements (Dollar amounts in thousands, except for per share data) - (Continued)

    (10)  Stock Options:

During 2000, the Company approved a stock option plan (the “Plan”) which provides for the granting of stock options and restricted stock to employees, independent contractors, consultants, directors and other individuals. A maximum of 800,000 shares of common stock were originally approved for issuance under the Plan by the Company’s Board of Directors. In connection with the Company’s hiring of Dr. Sorell (see Note 9), on September 21, 2004, the Company’s board of directors voted to amend the Plan to increase the aggregate number of shares of common stock of the Company which may be granted from time to time under the Plan by 1,000,000 shares from 800,000 to 1,800,000. As of September 30, 2004, 86,570 shares remained available for issuance under the Plan.

Under the terms of his employment (see Note 9), Dr. Sorell received options to purchase a total of 1,150,000 shares of the Company's common stock at a per-share exercise price of $0.75, which was the closing price of the Company’s common stock on September 20, 2004, the day prior to the date of grant. The options have a maximum 10 year term and are subject to accelerated vesting in the event that Dr. Sorell's employment is terminated by the Company without cause, due to his death or disability or upon a change in control of the Company. The option grant is divided into two parts, a base grant and an incentive grant. The base grant consists of 250,000 options and is scheduled to be exercisable with respect to 125,000 shares on March 31, 2005, 100,000 shares on December 31, 2005 and 25,000 shares on March 31, 2006.

The options for the remaining 900,000 shares (the “Incentive Grant”) expire on April 30, 2005 if, for any reason, the Company has not closed a financing and/or received corporate partner contributions in the form of up-front payments or payments based on milestones which, in the judgment of the board of directors are likely to be realized within eighteen (18) months following the date of such closing with gross proceeds of at least $5,000 at a price per share not less than $1.30 on or prior to April 30, 2005. However, if the Company decides prior to April 30, 2005 to raise less than $5,000, then the expiration date of the Incentive Grant options is extended to June 30, 2005. If such capital is raised at a price per share of stock less than $1.30 (without taking into account the value of warrants, if any, included in the financing), then the Incentive Grant will expire on June 30, 2005. If such capital is raised at a price per share that is at least $1.30 but less than $2.65 (without taking into account the value of warrants, if any, included in the financing), then, upon closing of the financing, one percent (1%) of the shares of stock underlying the Incentive Grant will expire for each $0.03 decrement of price below $2.65 per share using the weighted average of the share prices in the cumulated financings (including only financings at share prices of at least $1.30). If the weighted average of such cumulative financings is at least $2.65, then no portion of the Incentive Grant will expire prior to ten years from the date of grant. The unexpired portion of the Incentive Grant will vest one-third on the closing of the financing and two-thirds monthly ratably over the subsequent twenty-four (24) month period, provided that Dr. Sorell remains either a director or an officer of the Company during such time (except that such options may be subject to accelerated vesting should Dr. Sorell leave the Company under certain circumstances).

Neurologix, Inc. (A Development Stage Company) Notes to Unaudited Condensed Consolidated Financial Statements (Dollar amounts in thousands, except for per share data) - (Continued)

The following table summarizes information about stock options outstanding at September 30, 2004:

	Number of Shares	Weighted Average Exercise Price
January 1, 2004	709,459	$0.25
Additional options resulting from the reverse acquisition	581,377	2.00
Granted	130,000	1.50
Exercised	-	-
Forfeited/Cancelled	-	-
March 31, 2004	1,420,836	$1.00
Granted	30,000	1.55
Exercised	(10,000)	1.50
Forfeited/Cancelled	(17,004)	12.25
June 30, 2004	1,423,832	$1.00
Granted*	310,000	0.80
Exercised	-	-
Forfeited/Cancelled	(18,265)	7.25
September 30, 2004	1,715,567	$0.87
*Excludes the Incentive Grant of 900,000 options to Dr. Sorell that will vest should the Company achieve certain financing goals as provided for under the terms of his employment. (See above).

(11)  Pro forma Financial Statements:

As described in Note 2 above, NRI merged with and into a wholly-owned subsidiary of Neurologix on February 10, 2004. The following unaudited pro forma information summarizes the combined results of Neurologix and NRI as if the merger had occurred at the beginning of 2003:

Neurologix, Inc. (A Development Stage Company) Notes to Unaudited Condensed Consolidated Financial Statements (Dollar amounts in thousands, except for per share data)

	Nine months ended September 30,		Three months ended September 30,
	2004	2003	2004	2003
Net loss	$(2,554)	$(3,873)	$(673)	$(1,599)

Basic and diluted net loss per share	$(0.11)	$(0.18)	$(0.03)	$(0.07)

Weighted average common shares outstanding, basic and diluted	22,510,989	22,032,636	22,521,404	23,032,636

(12)  Other Material Agreement

On September 24, 2004, NRI and Cornell University for its Medical College (the “Medical College”) entered into an amendment (the “Amendment”) to the Clinical Study Agreement, dated July 2, 2003.

Pursuant to the Amendment, NRI will fund scientific studies conducted by the Medical College in the Laboratory of Molecular Neurosurgery (the “Scientific Studies”) under the direction of Dr. Michael G. Kaplitt, one of NRI’s scientific co-founders. The scope of the Scientific Studies has been expanded in the Amendment, and will be conducted from September 1, 2004 through August 31, 2007, with possible one year extensions by mutual written agreement of both parties. The Medical College has granted NRI a sixty (60) day exclusive right and option to negotiate with the Medical College for an exclusive, worldwide right and license to make, have made, use and sell commercial products embodying any inventions conceived or first reduced to practice by the Medical College in the course of its scientific work on behalf of NRI. NRI will pay the Medical College $135 per year for the duration of the Scientific Studies.

Management’s Discussion and Analysis or Plan of Operation (Dollar amounts, in thousands except for per share data)

Item 2 - Management’s Discussion and Analysis or Plan of Operation

Plan of Operation

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

By a unanimous vote on July 23, 2004, the Company’s board of directors adopted resolutions approving an amendment and restatement of the Certificate of Incorporation (the “Amendment”) that would (i) effect a reverse stock split of the shares of the common stock at a ratio of one for 25 and (ii) reduce the Company's number of authorized shares of common stock from 750,000,000 to 60,000,000. On July 26, 2004, stockholders of the Company collectively owning 59% of the Company's outstanding shares signed an action by written consent approving the Amendment and the reverse stock split and reduction of authorized shares pursuant thereto. The reverse stock split and reduction of authorized shares became effective on September 10, 2004.

All information related to the Company’s common stock, preferred stock, options and warrants to purchase common stock and earnings per share has been retroactively adjusted to give effect to the Company’s 1 for 25 reverse stock split, which became effective on September 10, 2004.

The Company is in the development stage and is involved in the development of proprietary treatments for disorders of the brain and central nervous system using gene therapy and other innovative therapies. These treatments are designed as alternatives to conventional surgical and pharmacological treatments. To date, it has not generated any operating revenues and has incurred total net losses and aggregate negative cash flows from operating activities from inception to September 30, 2004 of $8,072 and $7,115, respectively.

Management believes that the Company will continue to incur net losses and cash flow deficiencies from operating activities for the foreseeable future. As of September 30, 2004, the Company’s assets consisted primarily of $3,424 in cash and cash equivalents. The Company’s existing resources will not be sufficient to support further clinical trials beyond the pending Phase 1 clinical for the treatment of Parkinson’s disease or the commercial introduction of any of its product candidates. Accordingly, it plans to seek additional funds through public or private equity offerings, debt financings or corporate collaboration and licensing arrangements. The Company does not know whether additional financing will be available when needed, or if available, will be on acceptable or favorable terms to it or its stockholders.

Management’s Discussion and Analysis or Plan of Operation (Dollar amounts, in thousands except for per share data)

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

The accounting policies and estimates used as of December 31, 2003, as outlined in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, have been applied consistently for the nine months ended September 30, 2004.

Results of Operations

Three Months Ended September 30, 2004 Compared to the Three Months Ended September 30, 2003

Revenues. The Company did not generate any operating revenues during the three months ended September 30, 2004 and 2003.

Costs and Expenses.

Research and Development. Research and development expenses decreased by $284 during the three months ended September 30, 2004 to $271 as compared to $555 during the same period in 2003. The Company is sponsoring a Phase 1 clinical trial for the treatment of Parkinson’s disease at North Shore University Hospital and Cornell University for its Medical College under which the Company makes payments based upon when the patient treatment commences. During the third quarter of 2004, the Company commenced treatment of only one patient at a cost of $65 whereas in the third quarter of 2003, it paid $204 to these institutions covering three patients, two of which commenced treatment during such quarter. In addition, research and licensing fees under the Company’s agreements with four universities decreased by $162. Other research and development expenses increased by an aggregate of $17.

General and Administrative. General and administrative expenses increased by $216 to $432 during the three months ended September 30, 2004, as compared to $216 during the comparable period in 2003. In this regard, the Company became public through the Merger on February 10, 2004 and incurred $225 in costs associated with being a public company during the third quarter of 2004 which it did not have during the third quarter of 2003. The increased costs associated with being a public company were offset by decreases in other general and administrative expenses aggregating $9.

Management’s Discussion and Analysis or Plan of Operation (Dollar amounts, in thousands except for per share data)

        Interest Income, Net. The Company had net interest income of $30 during the three months ended September 30, 2004 as compared to net interest expense of $33 during the three months ended September 30, 2003. This increase is a result of the closing of the Merger on February 10, 2004, which enabled the Company to satisfy its loans to related parties, thereby eliminating the related interest expense and providing it with interest bearing cash accounts and cash equivalents.

Nine Months Ended September 30, 2004 Compared to the Nine Months Ended September 30, 2003

Revenues. The Company did not generate any operating revenues during the nine months ended September 30, 2004 and 2003.

Costs and Expenses.

        Research and Development. Research and development expenses increased by $88 during the nine months ended September 30, 2004 to $1,038 as compared to $950 during the same period in 2003. During the nine months ended September 30, 2004, patient and other costs associated with the Company’s sponsored clinical trial and operation of its research lab increased by approximately $277. Offsetting this increase was a $178 reduction in research and licensing fees under the Company’s agreements with four universities and a reduction in other research and development expenses aggregating $11.

        General and Administrative. General and administrative expenses increased by $693 to $1,233 during the nine months ended September 30, 2004, as compared to $540 during the comparable period in 2003. In this regard, the Company became public through the Merger on February 10, 2004 and incurred $593 in costs associated with being a public company during the nine months ended September 30, 2004 which it did not have during the similar period of 2003. Also contributing to the higher expenses during this period were increases in other general and administrative expenses aggregating $100.

        Interest Income, Net. The Company had net interest income of $36 during the nine months ended September 30, 2004 as compared to net interest expense of $82 during the nine months ended September 30, 2003. This increase is a result of the closing of the Merger on February 10, 2004, which enabled the Company to satisfy its loans to related parties, thereby eliminating the related interest expense and providing it with interest bearing cash accounts and cash equivalents.

Liquidity and Capital Resources.

Cash and cash equivalents were $3,424 at September 30, 2004.

The Company is still in the development stage and has not generated any operating revenues as of September 30, 2004. In addition, the Company will continue to incur net losses and cash flow deficiencies from operating activities for the foreseeable future.

Management believes that the Company’s current resources will enable it to continue as a going concern through at least September 30, 2005 and, if necessary, that it can implement cost saving initiatives that can extend its operations after that period. Since the Company’s existing resources will not be sufficient to support further clinical trials beyond the pending Phase 1 clinical for the treatment of Parkinson’s disease and/or the commercial introduction of any of its product candidates, it plans to seek additional funds through public or private equity offerings, debt financings or corporate collaboration and licensing arrangements.  The Company does not know whether additional financing will be available when needed, or if available, will be on acceptable or favorable terms to it or its stockholders.

Management’s Discussion and Analysis or Plan of Operation (Dollar amounts, in thousands except for per share data)

      Operating activities used $2,210 of cash during the nine months ended September 30, 2004 as compared to $1,274 during the same period in 2003. During the nine months ended September 30, 2004, $441 of the net cash used in operating activities related to costs associated with the Company’s sponsored Phase 1 clinical trial for Parkinson’s disease, which commenced in August 2003.

Net cash used in investing activities during the nine month periods ended September 30, 2004 and 2003, were $127 and $217, respectively, for the purchases of intangible assets and equipment.

Net cash provided by financing activities was $5,006 during the nine months ended September 30, 2004, principally from cash acquired in the Merger ($5,413), partially offset by Merger related costs ($375). During the nine months ended September 30, 2003, financing activities provided $742, primarily from the proceeds from a note payable.

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

Item 3 - Controls and Procedures

(a)     As of the end of the fiscal quarter ended September 30, 2004, the President as the Company’s Chief Executive Officer and the Secretary and Treasurer as the Company’s Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of such quarter, the Company’s disclosure controls and procedures are effective.

In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

(b)  During the fiscal quarter ended September 30, 2004, there has not occurred any change in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

On July 26, 2004, stockholders of the Company collectively owning 59% of the Company’s outstanding shares signed an action by written consent approving an amendment and restatement to the Company’s certificate of incorporation and a 1 for 25 reverse stock split and the reduction of authorized shares of its common stock from 750,000,000 to 60,000,000. The Company filed its amended and restated certificate of incorporation as of September 10, 2004. The reverse stock split and the reduction in authorized shares are described in the definitive Information Statement on Schedule 14C filed by the Company with the Securities and Exchange Commission on August 9, 2004, which is incorporated herein by reference.

Item 6. Exhibits

      See Exhibit Index

Signatures

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEUROLOGIX, INC.

November 12, 2004	/s/Michael Sorell, M.D.
Michael Sorell, M.D., President and CEO

November 12, 2004	/s/Mark S. Hoffman
Mark S. Hoffman, Secretary and Treasurer

EXHIBIT INDEX

Exhibit No.	Exhibit

3.1	Restated Certificate of Incorporation of Neurologix, Inc. (filed as an exhibit to the Regisrant’s Report on Form 8-K, dated September 13, 2004 and incorporated herein by reference).

10.1
Amendment No. 1 to Clinical Study Agreement, between Cornell University and Neurologix Research, Inc., dated September 24, 2004 (filed as an exhibit to the Regisrant’s Report on Form 8-K, dated September 30, 2004 and incorporated herein by reference).

13.1
Note 1 to the Company’s consolidated financial statements and Note 2 to Neurologix Research Inc.’s financial statements contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 are incorporated herein by reference.

22.1	Definitive Information Statement on Schedule 14C filed by the Company with the Securities and Exchange Commission on August 9, 2004, which is incorporated herein by reference.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer. **

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer. **

32.1	Section 1350 Certification, Chief Executive Officer and Chief Financial Officer. **

__________
** Filed herewith

