Form 10KSB
period 2004-12-31
NEUROLOGIX INC/DE
filed 2005-03-30
CIK 356591

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2004

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to ____

Commission File Number 0-13347

NEUROLOGIX, INC.

DELAWARE	06-1582875
(State or other jurisdiction of	I.R.S. Employer
Incorporation or organization)	Identification No.)

ONE BRIDGE PLAZA, FORT LEE, NEW JERSEY	07024
(Address of principal executive offices)	(Zip Code)

(201) 592-6451
(Issuer’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $.001 per share
(Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Check here if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this 10-KSB or any amendment to this Form 10-KSB. ☐

The Registrant had no revenues during the year ended December 31, 2004.

The aggregate market value of the Registrant’s voting and non-voting common equity held by non-affiliates as of March 24, 2005 was approximately $32,440,000.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

As of March 25, 2005, there were outstanding 24,956,856 shares of the Registrant’s Common Stock, $.001 par value.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required in Part III of this Annual Report on Form 10-KSB is incorporated herein by reference to the registrant’s Proxy Statement for its 2005 Annual Meeting of Stockholders.

Transitional Small Business Disclosure Format: Yes ☐ No ☒

PART I

Item 1.   Description of Business

BACKGROUND INFORMATION

Arinco Computer Systems Inc. (formerly known as Change Technology Partners, Inc. and referred to herein as “Arinco”), the predecessor to Neurologix, Inc. (collectively with its wholly-owned subsidiary, the “Company” or “Neurologix”), was incorporated in New Mexico on March 31, 1978 for the principal purpose of serving its subsidiary operations, which included the sale of telecommunications equipment and services and the retail sales of computers. Arinco, which became public in 1982, did not have any business operations from 1985 to March 2000. At that time, an investor group acquired control of Arinco and commenced a new consulting business strategy focusing on internet and e-services and digital media solutions.

Thereafter, until approximately July 2001, the Company provided a broad range of consulting services, including e-services and technology strategy, online branding, web architecture and design, systems integration, systems architecture and outsourcing. However, the Company was not successful with its business strategy and therefore, the Company’s Board of Directors (the “Board”) voted to divest the Company of a majority of its then existing operations. On September 30, 2002, the Board adopted a plan of liquidation and dissolution in order to maximize stockholder value.

During the period from December 2001 through June 30, 2003, Canned Interactive, which designs and produces interactive media such as digital video discs (DVDs) and web sites, primarily for entertainment, consumer goods, sports and technology companies, was the Company’s sole source of operating revenues. On June 30, 2003, the Company sold all of the issued and outstanding shares of Canned Interactive to a limited partnership of which Canned Interactive’s managing director was the general partner. With the sale of Canned Interactive, the Company ceased to have any continuing operations.

On February 10, 2004, the Company completed a merger (the “Merger”) of its newly-formed, wholly-owned subsidiary with Neurologix Research, Inc. (formerly known as “Neurologix, Inc.” and sometimes referred to herein as “NRI”). As a result of the Merger, NRI became a wholly-owned subsidiary of the Company and stockholders of NRI received an aggregate number of shares of Neurologix Common Stock representing approximately 68% of the total number shares of the Company’s Common Stock outstanding after the Merger. In addition, the Board and management of the Company are now controlled by members of the board of directors and management of NRI.

Accordingly, the Merger has been accounted for as a reverse acquisition, with NRI being the accounting parent and Neurologix being the accounting subsidiary. The consolidated financial statements include the operations of Neurologix, the accounting subsidiary, from the date of acquisition. Since the Merger was accounted for as a reverse acquisition, the accompanying consolidated financial statements reflect the historical financial statements of NRI, the accounting acquiror, as adjusted for the effects of the exchange of shares on its equity accounts, the inclusion of net liabilities of the accounting subsidiary as of February 10, 2004 on their historical basis and the inclusion of the accounting subsidiary’s results of operations from that date.

BUSINESS OF THE COMPANY

The Company is a development stage company, which through its wholly-owned subsidiary, NRI, is engaged in the research and development of proprietary treatments for disorders of the brain and central nervous system primarily utilizing gene therapies. These treatments are designed as alternatives to conventional surgical and pharmacological treatments. From the formation of NRI in 1999 to 2002, NRI conducted its gene therapy research through sponsorship agreements with Thomas Jefferson University, The Rockefeller University and the University of Auckland. In October 2002, it established and staffed its own laboratory facility to manufacture the gene therapy products required for its pre-clinical trials and to continue the research and development of additional gene therapy products.

NRI’s scientific co-founders, Dr. Matthew J. During and Dr. Michael G. Kaplitt, have collaborated for more than ten years in working with central nervous system disorders. Their research spans from animal studies (for gene therapy in Parkinson’s disease and epilepsy) to the currently open Phase I human clinical trial for the treatment of Parkinson’s disease. They both remain as consultants to NRI and serve on its Scientific Advisory Board (“SAB”).

Unless the context otherwise requires, in describing the business herein, references to the “Company” shall collectively refer to both Neurologix and NRI.

The Company’s initial development efforts have been focused on gene therapy products for treating Parkinson’s disease and, more recently, epilepsy. The Company’s core gene therapy technology, which it refers to as NLX, is currently being tested in a Phase I human clinical trial, sponsored by the Company, to treat Parkinson’s disease. A Phase I clinical trial is designed to test the safety, as opposed to efficacy, of a proposed treatment. The clinical trial is being conducted by Dr. Kaplitt and Dr. During. As part of this clinical trial, twelve patients with Parkinson’s disease will undergo surgical gene therapy at The New York Presbyterian Hospital/Weill Medical College of Cornell University. The first of these surgeries was performed in August 2003 and marked the first time that gene therapy products have been used in a human to attempt to treat Parkinson’s disease. As of March 22, 2005, the gene transfer surgery has been performed on a total of 10 patients and, depending upon obtaining the informed consent of qualified patients, the Company currently expects the remaining 2 gene transfer surgeries to be completed by the end of 2005. With guidance during the approval process from the National Institutes of Health and the Food and Drug Administration (“FDA”), Dr. During and Dr. Kaplitt designed a clinical trial aimed at minimizing complications to patients participating in the study. Subject to the successful completion of the Phase I clinical trial, the Company expects to proceed with a Phase II human clinical trial to determine the efficacy of NLX in treating Parkinson’s disease.

In October 2004, motivated by encouraging rodent studies, the Company entered into an agreement with Universida Federal de Sao Paolo to commence a non-human primate study for evaluating the toxicity and efficacy of using its NLX technology in the brain for the treatment of epilepsy. The study is expected to begin and be completed by the end of 2005. If this study is successfully completed, the Company plans to submit an Investigational New Drug application to the FDA in the fourth quarter of 2005 for permission to begin a Phase I clinical trial in temporal lobe epilepsy. The proposed clinical protocol was presented to the NIH Recombinant DNA Advisory Committee on September 23, 2004 and reviewed favorably.

Business Strategy

The Company’s objective is to develop and commercialize long-term, cost-effective treatments for disorders of the brain and central nervous system. Key elements of the Company’s strategy are:

•
Focus resources on development of NLX technology. The Company intends to focus its research and development efforts on what it believes are achievable technologies having practical applications. Consequently, the Company expects to initially allocate the majority of its resources and efforts to the development of its first-generation NLX products for the treatment of Parkinson’s disease and epilepsy.

•
Focus on central nervous system disorders that are likely to be receptive to gene therapy treatment. To attempt to reduce the technical and commercial risks inherent in the development of new gene therapies, the Company intends to pursue treatments for neurological diseases for which:

o	the therapeutic gene function is reasonably well understood;

o	animal studies, which may include those studies involving non-human primates, have indicated that gene therapy technology may be effective in treating the disease;

o	partial correction of the disease is expected to be established;

o	clinical testing can be conducted in a relatively small number of patients within a reasonably short time period.

•
Establish strategic relationships to facilitate research and manufacturing. The Company intends to seek to establish collaborative research and manufacturing relationships with universities and companies involved in the development of gene therapy and other technologies. The Company believes that such relationships, if established, will make additional resources available to Company for the manufacture of gene therapy products and for the clinical trials involving these products.

Technology Overview

Deoxyribonucleic acid (“DNA”) is organized into segments called genes, with each gene representing the information necessary to make one particular protein. Occasionally, the DNA for one or more genes can be defective, resulting in the absence or improper production of a functioning protein in the cell. This improper expression can alter a cell’s normal function and can frequently result in a disease. One goal of gene therapy is to treat these diseases by delivering DNA containing the corrected gene into cells. Also, gene therapy can increase or decrease the synthesis of gene products, or introduce new genes in a cell and thus provide new or augmented functions to that cell. There are several different ways of delivering genes to cells. Each of the methods of delivery uses carriers, called “vectors,” to transport the genes into cells. Similar to the relationship between a delivery truck and its cargo, the vector (the “truck”) provides a mode of transport and the therapeutic agent (the “cargo”) provides the disease remedy. These carriers can be either man-made components or modified viruses. The use of viruses takes advantage of their natural ability to introduce DNA into cells. Gene therapy takes advantage of this property by replacing viral DNA with a payload consisting of a specific gene. Once the vector inserts the gene into the cell, the gene acts as a blueprint directing the cell to make the therapeutic protein.

For its first-generation of products, the Company intends to exclusively utilize the adeno-associated virus (“AAV”) vector. In 1994, Dr. Michael Kaplitt and Dr. Matthew During demonstrated that AAV could be a safe and effective vehicle for gene therapy in the brain. Since that time, AAV has been used safely in a variety of clinical gene therapy trials and, to the Company’s knowledge the virus has not been associated with any human disease.

The Company believes that the benefits of AAV vector gene therapy technology include:

•	Safety. AAV vectors are based on a virus that, to the Company’s knowledge, has not been associated with a human disease.

•
Efficiency of Delivery. AAV vectors are effective at delivering genes to cells. Once in the cell, genes delivered by AAV vectors in animal models have produced effective amounts of protein on a continuous basis, often for months or longer from a single administration.

•	Ability to Deliver Many Different Genes. The vast majority of the coding part of genes (cDNA) fit into AAV vectors and have been successfully delivered to a wide range of cell types.

•
A Simpler and Safer Option than Standard Surgery. The Company intends to administer the AAV vector-based products in a procedure that is simpler and safer than other established neurosurgical procedures.

•
Stability. Unlike some other viruses, AAV is stable under a wide range of conditions. This allows AAV vectors to be handled like normal pharmaceutical products, lending themselves to traditional shipping and storing procedures.

Product Development

The Company’s initial focus is to develop therapeutic products (i) to meet the needs of patients suffering from Parkinson’s disease and (ii) the needs of patients suffering from a type of epilepsy known as temporal lobe epilepsy or “TLE”.

Parkinson’s Disease

Parkinson’s disease is a neurodegenerative disorder; it arises from the gradual death of nerve cells. Parkinson’s disease is a progressive and debilitating disease that affects the control of movement and is characterized by four principal symptoms:

•	tremor of the limbs,

•	rigidity of the limbs,

•	bradykinesia of the limbs and body evidenced by difficulty and slowness of movement, and

•	postural instability.

Physicians and patients have long recognized that this disease, or treatment complications, can cause a wide spectrum of other symptoms, including dementia, abnormal speech, sleep disturbances, swallowing problems, sexual dysfunction, and depression.

Rigidity, tremor, and bradykinesia result, primarily, from a loss of dopamine in two regions of the brain: the substantia nigra and striatum (caudate and putamen). Dopamine is a chemical, or neurotransmitter, that is a chemical released from nerve cells (neurons), which helps regulate the flow of impulses from the substantia nigra to neurons in the caudate and putamen. Standard therapy for Parkinson’s disease often involves use of levodopa, a drug which stimulates production of dopamine. However, over extended periods of time levodopa often declines in its effectiveness. In advanced stages of Parkinson’s disease, as the disease becomes more and more debilitating, it becomes necessary and advisable to accept a riskier and potentially more invasive medical procedure to treat the disease. It is at this juncture that surgical procedures (deep brain stimulators, lesioning, etc.) are commonly advised. The Company believes that the glutamic acid decarboxylase (“GAD”), gene can be used to selectively mimic normal physiology and alter the neural circuitry affected in Parkinson’s disease. The Company’s technology inserts a GAD gene into the AAV-based viral vector, introducing it directly into an area of the brain know as the sub-thalmic nucleus. The GAD gene is responsible for making gamma aminobutyric acid (GABA), which is released by nerve cells to inhibit or dampen activity. The Company’s gene therapy is designed to reset the overactive brain cells (e.g. reduce tremors, rigidity and slowness of movement) to inhibit electrical activity and return brain network activity to more normal levels without destroying brain tissue and without implanting a permanent medical device.

According to the National Parkinson Foundation, there are approximately 1.5 million Parkinson’s patients in America, with approximately 60,000 new cases diagnosed each year. While the peak onset of Parkinson’s disease is age 60 years, Parkinson’s disease is not just a disease of middle or old age: 15% of Parkinson’s disease patients are 50 years or less and 10% are 40 years or less.

Epilepsy

Epilepsy, a group of diseases associated with recurrent seizures, is caused by periodic episodes of repetitive, abnormal electrochemical disturbance in the central nervous system, beginning in the brain. Generalized seizures happen when massive bursts of electrical energy sweep through the whole brain at once, causing loss of consciousness, falls, convulsions or intense muscle spasms. Partial seizures happen when the disturbance occurs in only one part of the brain, affecting the physical or mental activity that area of the brain controls. Seizures may also begin as partial or focal seizures and then generalize.

The Company believes that its technology can be applied to the treatment of epilepsy with advantages over the currently available treatments. The Company’s proposed treatment uses gene-transfer technology to deliver genes which restore the chemical balance but only in the areas in which the disease process is occurring.

According to the Epilepsy Foundation (USA), epilepsy affects approximately 2.5 million Americans of all ages and backgrounds, making it one of the most common neurological diseases in this country. Approximately 181,000 new cases of seizures and epilepsy occur each year, with 72% of epileptic Americans below age 65. Despite optimal medical (drug) treatment, as many as 50% of people with epilepsy continue to have seizures and are potential candidates for surgery, including gene therapy.

Patents and Other Proprietary Rights

The Company believes that its success depends upon its ability to develop and protect proprietary products and technology. Accordingly, whenever practicable, the Company applies for U.S. patents (and, in some instances, foreign patents as well) covering those developments that it believes are innovative, technologically significant and have commercial potential to its field of operations. Presently, it holds the exclusive license to 4 issued U.S. patents, 4 pending U.S. patent applications and 5 pending foreign patent applications. In addition, the Company owns 1 issued U.S. patent and 4 U.S. pending patent applications covering gene therapy technologies and holds a non-exclusive license to a U.S. patent covering delivery mechanisms for gene therapy.

The exclusive patent licenses were granted by Rockefeller University (“Rockefeller”) and Thomas Jefferson University (“TJU”) pursuant to research agreements which the Company had with these institutions. The non-exclusive license is provided pursuant to an agreement the Company has with Rockefeller University and Yale University. In each instance, Dr. Michael Kaplitt and/or Dr. Matthew During are named as one of the co-inventors in the patent.

In accordance with TJU’s Intellectual Property Policy, an aggregate of 40% of all income it receives from licensing transactions is paid to the inventors. Dr. During has advised the Company that during 2004 and 2003 he received approximately $17,000 and $22,000, respectively, from TJU as a result of payments made by the Company to TJU under two exclusive license agreements. The amounts received by Dr. During represent approximately 18% of the total payments made by the Company to TJU during 2004 and 2003. Dr. During will also have a similar interest in future royalties that may become payable under the agreement with TJU.

In accordance with Rockefeller’s Intellectual Property Policy, an aggregate of one-third of all income it receives from licensing transactions is paid to the inventors. Dr. Kaplitt has advised the Company that he received less than $2,000 in each of 2004 and 2003 from Rockefeller as a result of payments made by the Company to Rockefeller under a non-exclusive license agreement. In December 2002, the Company issued to Rockefeller 368,761 shares of the Company’s Common Stock in exchange for the cancellation of certain fees under its exclusive patent license agreement with the Company. When, and if, Rockefeller sells these shares, Dr. Kaplitt estimates that he will be entitled to approximately 25% of the proceeds. Dr. Kaplitt will also have a similar interest in future royalties that may become payable under the agreement with Rockefeller.

Currently, the Company has an agreement with Cornell University for its Medical College (“Cornell”) to fund the ongoing Phase I clinical trial for the treatment of Parkinson’s disease and the development of gene therapy approaches for neurodegenerative disorder, including Parkinson’s disease, Huntington’s disease, Alzheimer’s disease and epilepsy. Under this agreement, the Company has the right of first refusal to obtain from Cornell, upon commercially reasonable terms, exclusive license rights to any intellectual property developed in the course of the sponsored research projects.

In addition to patents, the Company relies on trade secrets, technical know-how and continuing technological innovation to develop and maintain its competitive position. The Company requires all of its employees and scientific consultants to execute confidentiality and assignment of invention agreements. These agreements typically provide that (i) all materials and confidential information developed or made known to the individual during the course of the individual’s relationship with the Company is to be kept confidential and not disclosed to third parties except in specific circumstances and (ii) all inventions arising out of the relationship with the Company shall be the Company’s exclusive property. While the Company takes these and other measures to protect its trade secrets, they do not assure against the unauthorized use and/or disclosure of its confidential information.

Manufacturing

Pursuant to an agreement, Auckland UniServices, Ltd (“AUL”) a New Zealand based company, has manufactured and delivered to the Company in bulk form all of the AAV that it requires to complete the pending Phase I clinical trial. The Company’s laboratory purifies the AAV that it gets from AUL to the final product form that is used in the trial.

Competition

The Company is aware of other companies currently conducting clinical trials of gene therapy products in humans to treat Parkinson’s disease or epilepsy, and recognizes that it faces intense competition from pharmaceutical companies, biotechnology companies, universities, governmental entities and other healthcare providers developing alternative treatments for these diseases. Alternative treatments include surgery, deep brain stimulator implants and the use of pharmaceuticals. The Company may also face competition from companies and institutions involved in developing gene therapy and cell therapy treatments for other diseases, whose technologies may be adapted for the treatment of central nervous system disorders. Some companies, such as Avigen, Inc. (“Avigen”), Cell Genesys, Inc., and Targeted Genetics Corporation, have significant experience in developing and using AAV vectors to deliver gene therapy products.

In August 2004, Avigen announced that the FDA authorized it to initiate a Phase I/II clinical trial of gene therapy for the treatment of Parkinson’s disease using AV201, an AAV vector containing the gene for AADC (aromatic amino acid decarboxylase) which is delivered directly to the part of the brain that requires dopamine to control movement. Avigen commenced such trial with its first patient undergoing gene transfer surgery in December, 2004.

Many of the Company’s competitors have significantly greater research and development, marketing, manufacturing, financial and/or managerial resources than the Company enjoys. Moreover, developments by others may render the Company’s products or technologies noncompetitive or obsolete.

Government Regulation

The production and marketing of the Company’s proposed products and research and development activities are subject to extensive regulation for safety, efficacy and quality by numerous governmental authorities in the United States and potentially other foreign countries. In the United States, the FDA regulates, among other things, the testing, manufacturing, safety, efficacy, labeling, storage, record keeping, advertising and promotional practices and import and export of drugs and biological products.

In addition, in the event that the Company seeks to commercialize a product embodying technology covered by a patent that was exclusively licensed to the Company by an educational or other non-profit institution in the United States, the Company may be required to manufacture such product substantially in the United States, if the technology resulted from federally funded research.

Employees

As of December 31, 2004, the Company had four full-time employees, including three research scientists with doctoral degrees. These research scientists have expertise in virology, protein chemistry and molecular biology. In addition to its research staff, the Company’s executive Chairman and former President and Chief Executive Officer, Dr. Martin J. Kaplitt (who is the father of Dr. Michael G. Kaplitt, one of the Company’ scientific co-founders) is paid a management fee and Mark S. Hoffman serves as the Company’s Secretary-Treasurer, without any compensation.

The Company’s employees are not subject to any collective bargaining agreements and it regards its relations with its employees to be good.

Scientific Advisory Board (“SAB”)

The Company has assembled the SAB to advise the Company on the selection, implementation and prioritization of its research programs. The SAB, which currently consists of the following seven scientists, will hold its first annual meeting in May 2005.

Paul Greengard, Ph.D. Dr. Greengard has been a member and chairman of the SAB since July 2003. Dr. Greengard is the Vincent Astor Professor and Chairman of the Laboratory of Molecular and Cellular Neuroscience at The Rockefeller University. Dr. Greengard was awarded the 2000 Nobel Prize in Physiology or Medicine. Dr. Greengard received a Ph.D. in biophysics from Johns Hopkins University. Prior to joining The Rockefeller University in 1983, Dr. Greengard was the director of biochemical research at the Geigy Research Laboratories and subsequently Professor of Pharmacology and Professor of Psychiatry at the Yale University School of Medicine. Dr. Greengard is an elected member of the U.S. National Academy of Sciences and its Institute of Medicine and of the American Academy of Arts and Sciences. He is also a foreign member of the Royal Swedish Academy of Sciences and a member of the Norwegian Academy of Science and Letters.

Andrew J. Brooks, Ph.D. Dr. Brooks has been a member of the SAB since January 2002. Dr. Brooks is currently the Director of the Center for Functional Genomics in the Aab Institute for Biomedical Science at the University of Rochester from which he also received his Ph.D.

Matthew J. During, M.D., D.Sc. Dr. During, one of the Company’s scientific co-founders, has been a member of the SAB since October 1999. Since June 2004, he has been the Research Lab Director of the Department of Neurological Surgery at Cornell. He is also a Professor of Molecular Medicine and Pathology at the University of Auckland in New Zealand where he directs neuroscience and gene therapy programs. He served as Director of the CNS Gene Therapy Center and Professor of Neurosurgery at Jefferson Medical College from 1998 through 2002. From 1989 through 1998, Dr. During was a faculty member at Yale University where he directed a translational neuroscience program and headed Yale’s first gene therapy protocol. Dr. During is a graduate of the University of Auckland School of Medicine and did further postgraduate training at M.I.T. from 1985 to 1987, Harvard Medical School from 1986 to 1989 and Yale University from 1988 to 1989.

Michael G. Kaplitt, M.D., Ph.D. Dr. Kaplitt, one of the Company’s scientific co-founders, has been a member of the SAB since October 1999. Dr. Kaplitt is Assistant Professor of Neurosurgery, Director of Stereotactic and Functional Neurosurgery and Director of the Laboratory of Molecular Neurosurgery at Weill Medical College of Cornell University. He is also a Clinical Assistant Attending, Division of Neurosurgery, Department of Surgery at Memorial-Sloan Kettering Cancer Center, and Adjunct Faculty, Laboratory of Neurobiology and Behavior at The Rockefeller University. Dr. Kaplitt graduated magna cum laude with a bachelor’s degree in molecular biology from Princeton University. He received his M.D. from Cornell University School of Medicine in 1995, where he completed his residency in Neurosurgery and a Ph.D. in molecular neurobiology from The Rockefeller University. Dr. Michael Kaplitt is the son of Dr. Martin Kaplitt.

Daniel H. Lowenstein, M.D. Dr. Lowenstein has been a member of the SAB since January 2005. Dr. Lowenstein is Professor and Vice Chairman in the Department of Neurology at the University of California, San Francisco (“UCSF”), Director of the UCSF Epilepsy Center and Director of Physician-Scientist Training Programs for the UCSF School of Medicine. He received his M.D. degree from Harvard Medical School in 1983. Dr. Lowenstein established the UCSF Epilepsy Research Laboratory, and was the Robert B. and Ellinor Aird Professor of Neurology from 1998 to 2000. He then joined Harvard Medical School as the Dean for Medical Education and Carl W. Walter Professor of Neurology for two and a half years, and in 2003, moved back to UCSF in his current position. During 2004, he served as the President of the American Epilepsy Society. His interests include the molecular and cellular changes in neural networks following seizure activity and injury and the contribution of neurogenesis to seizure-induced network reorganization in the adult central nervous system. He has received several national awards for excellence in teaching and numerous academic honors and awards, including the American Epilepsy Society’s 2001 Basic Research Award. Among his numerous publications, he has authored approximately 80 papers in peer-reviewed journals, 80 research abstracts and 43 review articles, editorials and book chapters.

Andres M. Lozano, M.D., Ph.D. Dr. Lozano has been a member of the SAB since April 2001. He is currently Professor of Neurosurgery and holds the Ronald Tasker Chair in Stereotactic and Functional Neurosurgery at The University of Toronto. Dr. Lozano received his M.D. from the University of Ottawa and a Ph.D. from McGill University. He completed a residency in Neurosurgery at the Montreal Neurological Institute prior to joining the staff at the University of Toronto. Dr. Lozano is currently the President of the American Society for Stereotactic and Functional Neurosurgery and the President-elect of the World Society for Stereotactic and Functional Neurosurgery.

Eric J. Nestler, M.D., Ph.D. Dr. Nestler has been a member of the SAB since May 2004. Dr. Nestler’s research focuses on ways in which the brain responds to repeated perturbations under normal and pathological conditions, with a primary focus on drug addiction and depression. He has authored or edited seven books, and published more than 300 articles and reviews and 267 abstracts relating to the field of neuropsychopharmacology. Since 2000, he has been the Lou and Ellen McGinley Distinguished Chair in Psychiatric Research and Professor and Chairman of the Department of Psychiatry at the University of Texas Southwestern Medical Center. From 1992 to 2000, he was Director of the Abraham Ribicoff Research Facilities and of the Division of Molecular Psychiatry at Yale University. Dr. Nestler’s awards and honors include the Pfizer Scholars Award (1987), Sloan Research Fellowship (1987), McKnight Scholar Award (1989), Efron Award of the American College of Neuropsychopharmacology (1994) and Pasarow Foundation Award for Neuropsychiatric Research (1998).

Risk Factors

The following sets forth some of the business risks and challenges facing the Company as it seeks to develop its business:

•   The Company is still in the development stage and has not generated any revenues. From inception through December 31, 2004 it has incurred net losses of $8,774,000 and negative cash flows from operating activities of $7,741,000. Management believes that the Company will continue to incur net losses and cash flow deficiencies from operating activities for the foreseeable future. Because it may take years to develop, test and obtain regulatory approval for a gene-based therapy product before it can be sold, the Company likely will continue to incur significant losses for the foreseeable future. Accordingly, it may never be profitable and, if it does become profitable, it may be unable to sustain profitability.

        •   The Company has not demonstrated that it can:

-	discover gene therapies that will be effective in treating Parkinson’s disease or any other disease;

-	obtain the regulatory approvals necessary to commercialize product candidates that it may develop in the future;

-	manufacture, or arrange for third-parties to manufacture, future product candidates in a manner that will enable the company to be profitable;

-	attract, retain and manage a large, diverse staff of physicians and researchers;

-	establish many of the business functions necessary to operate, including sales, marketing, administrative and financial functions, and establish appropriate financial controls;

-	develop relationships with third-party collaborators to assist in the marketing and/or distribution of the technologies that the Company may develop;

-	make, use and sell future product candidates without infringing upon third party intellectual property rights;

-	secure meaningful intellectual property protection covering its future product candidates; or

-	respond effectively to competitive pressures.

•   If the pending Phase I clinical trial for treatment of Parkinson’s disease is unsuccessful, future operations and the potential for profitability will be significantly adversely affected and the business may not succeed.

•   Since the Company’s existing resources will not be sufficient to enable it to obtain the regulatory approvals necessary to commercialize its current or future product candidates, it will need to raise additional funds through public or private equity offerings, debt financings or additional corporate collaboration and licensing arrangements. Availability of financing depends upon a number of factors beyond the Company’s control, including market conditions and interest rates. The Company does not know whether additional financing will be available when needed or if available; will be on acceptable or favorable terms to it or its stockholders.

•   The Company’s future success depends, to a significant degree, on the skills, experience and efforts of its current key physicians and researchers, including Dr. Matthew During and Dr. Michael Kaplitt. If either Dr. During or Dr. Kaplitt were unable or unwilling to continue present relationships with the Company, it is likely that its business, financial condition, operating results and future prospects would be materially adversely affected.

•   The industry in which the Company competes is subject to stringent regulation by certain regulatory authorities. The Company may not obtain regulatory approval for any future product candidates it develops. To market a pharmaceutical product in the United States requires rigorous preclinical testing and clinical trials, which must be completed and an extensive regulatory approval process implemented by the FDA. To the Company’s knowledge, to date, neither the FDA nor any other regulatory agency has approved a gene therapy product for sale in the United States. Satisfaction of regulatory requirements typically takes many years, is dependent upon the type, complexity and novelty of the product and requires the expenditure of substantial resources. The Company may encounter delays or rejections in the regulatory approval process resulting from additional governmental regulation or changes in policy during the period of product development, clinical trials and FDA regulatory review.

•   Failure to comply with applicable FDA or other applicable regulatory requirements may result in criminal prosecution, civil penalties, recall or seizure of products, total or partial suspension of production or injunction, as well as other regulatory action against the Company’s future product candidates or the Company itself. Outside the United States, the ability to market a product is also contingent upon receiving clearances from appropriate foreign regulatory authorities. The non-U.S. regulatory approval process includes similar risks to those associated with FDA clearance.

•   The Company will need to conduct significant additional research and animal testing, referred to as preclinical testing, before clinical trials involving other future product candidates can be conducted. It may take many years to complete preclinical testing and clinical trials and failure could occur at any stage of testing. Acceptable results in early testing or trials may not be repeated in later tests. Whether any products in preclinical testing or early stage clinical trials will receive approval is unknown. Before applications can be filed with the FDA for product approval, it must be demonstrated that a particular future product candidate is safe and effective. The Company’s failure to adequately demonstrate the safety and efficacy of future product candidates would prevent the FDA from approving them. The Company’s product development costs will increase if it experiences delays in testing or regulatory approvals or if it becomes necessary to perform more or larger clinical trials than planned. If the delays are significant, they could negatively affect the Company’s financial results, ability to raise capital and the commercial prospects for future product candidates.

•   The Company’s future success depends upon health care administrators and providers, patients and third-party payors’ (including, without limitation, health insurance companies, Medicaid and Medicare) acceptance of its products. Market acceptance will depend on numerous factors, many of which are outside the Company’s control, including:

-	the safety and efficacy of future product candidates, as demonstrated in clinical trials;

-	favorable regulatory approval and product labeling;

-	the frequency of product use;

-	the availability, safety, efficacy and ease of use of alternative therapies;

-	the price of future product candidates relative to alternative therapies; and

-	the availability of third-party reimbursement.

•   Patient complications that may occur in gene-based clinical trials conducted by the Company and other companies and the resulting publicity surrounding them, as well as any other serious adverse events in the field of gene therapy that may occur in the future, may result in greater governmental regulation of future product candidates and potential regulatory delays relating to the testing or approval of them. Even with the requisite approval, the commercial success of the Company’s product candidates will depend in part on public acceptance of the use of gene therapies for the prevention or treatment of human disease. Public attitudes may be influenced by claims that gene therapy is unsafe, and gene therapy may not gain the acceptance of the public or the medical community. Negative public reaction to gene therapy could result in greater governmental regulation, stricter clinical trial oversight and commercial product labeling requirements of gene therapies and could negatively affect demand for any products the Company may develop.

•   Unanticipated side effects, patient discomfort, defects or unfavorable publicity concerning any of the Company’s future product candidates, or any other product incorporating technology similar to that used by future product candidates, could have a material adverse effect on the Company’s ability to commercialize its products or achieve market acceptance.

•   The Company does not have any experience in manufacturing products for commercial sale and if the Company is not successful in engaging a third-party to manufacture its products, no assurance can be provided that it will be able to:

-	develop and implement large-scale manufacturing processes and purchase needed equipment and machinery on favorable terms;

-	hire and retain skilled personnel to oversee manufacturing operations;

-	avoid design and manufacturing defects; or

-	develop and maintain a manufacturing facility in compliance with governmental regulations, including the FDA’s good manufacturing practices.

•   The Company, or third-party manufacturers that it contracts with to manufacture any future product candidate, must receive FDA approval before producing clinical material or commercial products. The Company’s future product candidates may compete with other products for access to third-party manufacturing facilities and may be subject to delays in manufacture if third party manufacturers give priority to products other than the Company’s future product candidates. The Company may be unable to manufacture commercial-scale quantities of gene-based therapy products, or any quantities at all. Failure to successfully manufacture products in commercial-scale quantities, and on a timely basis, would prevent the Company from achieving its business objectives.

•   Because of the complex and difficult legal and factual questions that relate to patent positions in the Company’s industry, no assurance can be provided that its future product candidates or technologies will not be found to infringe upon the intellectual property or proprietary rights of others. Third parties may claim that future product candidates or the Company’s technologies infringe on their patents, copyrights, trademarks or other proprietary rights and demand that it cease development or marketing of those products or technology or pay license fees. The Company may not be able to avoid costly patent infringement litigation, which will divert the attention of management and cash resources away from the development of new products and the operation of its business. No assurance can be provided that the Company would prevail in any such litigation. If the Company is found to have infringed on a third party’s intellectual property rights it may be liable for money damages, encounter significant delays in bringing products to market or be precluded from manufacturing particular future product candidates or using particular technology.

•   Clinical trials of future product candidates, and any subsequent sales of products employing the Company’s technology, may involve injuries to persons using those products as a result of mislabeling, misuse or product failure. Product liability insurance is expensive. Although the Company has purchased product liability insurance to cover claims made during the expected duration of the ongoing Phase I clinical trials, there can be no assurance that this insurance will be available to the Company in the future on satisfactory terms, if at all. A successful product liability claim or series of claims brought against the Company in excess of any insurance coverage that it may obtain in the future could have a material adverse effect on its business, financial condition, results of operations and future prospects.

•   The Company’s research and development processes may involve the use of hazardous materials, including chemicals and radioactive and biological materials. The risk of accidental contamination or discharge or any resultant injury from these materials cannot be completely eliminated. Federal, state and local laws and regulations govern the use, manufacture, storage, handling and disposal of these materials. The Company could be subject to civil damages in the event of an improper or unauthorized release of, or exposure of individuals to, such hazardous materials. In addition, claimants may sue the Company for injury or contamination that results from its use or the use by third parties of these materials and the Company’s liability may exceed its total assets. Compliance with environmental laws and regulations may be expensive and current or future environmental regulations may impair the Company’s research, development or production efforts.

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

Other factors and assumptions not identified above could also cause the actual results to differ materially from those set forth in the forward-looking statements. Additional information regarding factors which could cause results to differ materially from management’s expectations is found in the section entitled “Risk Factors” starting on page 9. Although the Company believes these assumptions are reasonable, no assurance can be given that they will prove correct. Accordingly, you should not rely upon forward-looking statements as a prediction of actual results. Further, the Company undertakes no obligation to update forward-looking statements after the date they are made or to conform the statements to actual results or changes in the Company’s expectations.

Item 2.   Description of Property

In August 2004, the Company subleased 1,185 square feet of space at One Bridge Plaza, Fort Lee, New Jersey 07024 from Palisade Capital Securities, LLC (“PCS”), an affiliated company, for use as its corporate offices. This sublease, which expires on January 31, 2008, provides for a base annual rent of $35,000 or $3,000 per month. The rent that the Company pays to PCS is the same rental amount that PCS pays under its master lease for this space.

The Company leases approximately 2,000 square feet of laboratory space in New York City pursuant to a lease, which provides for an annual rental payment of $48,000 and expires on August 31, 2005. In addition, one of the Company’s scientists conducts research at Cornell under the direction of Dr. Michael Kaplitt, as provided for by the Company’s research agreement with such institution.

Item 3.   Legal Proceedings

None.

Item 4.   Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of 2004.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

The Company had 475 stockholders of record as of March 25, 2004. The Company did not pay cash dividends during the two year period ended December 31, 2004 and will not pay any cash dividends to stockholders in the foreseeable future.

During 2004 and until the closing of the Merger on February 10, 2004, the Company’s Common Stock, par value $.01 per share, was listed on the OTC Bulletin Board and traded under the symbol “CTPI”. Pursuant to the Merger, the Company amended its certificate of incorporation and changed the par value of its Common Stock from $.01 to $.001 per share. From the date of the Merger through September 9, 2004, the Company’s Common Stock traded on the OTC Bulletin Board under the symbol “NLGX”.

On September 10, 2004, pursuant to the written consent of stockholders owning approximately 59% of the Company’s Common Stock, the Company amended and restated its Certificate of Incorporation, as a result of which it effected a reverse stock split of the shares of Common Stock at a ratio of 1 for 25 and reduced the Company’s number of authorized shares of Common Stock from 750,000,000 to 60,000,000. Since that date, the Company’s Common Stock has traded on the OTC Bulleting Board under the symbol “NRGX”.

The following table shows the high and low bid quotations as furnished by Bloomberg and adjusted to reflect the September 10, 2004 1 for 25 reverse stock split. The quotations shown reflect inter-dealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions.

High and Low Bid Prices of the Company’s Common Stock
	2004		2003
	High	Low	High	Low
First quarter	$2.88	$0.95	$0.45	$0.38
Second quarter	$2.18	$0.80	$1.50	$0.13
Third quarter	$1.25	$0.55	$1.85	$0.73
Fourth quarter	$2.00	$1.01	$1.48	$0.83

Company Equity Compensation Plans

The following table sets forth information as of December 31, 2004, with respect to compensation plans (including individual compensation arrangements) under which equity securities of the Company are authorized for issuance.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
2000 Stock Option Plan approved by stockholders	787,892	$1.47	2,108
Other equity compensation plans approved by stockholders	709,458	$0.23	-
Stock option grant to a former chief executive officer which grant was approved by stockholders	240,000	$0.75	-
Stock option grant to Dr. Michael Sorell, the current Chief Executive Officer, which grant was not approved by stockholders (1)	876,108	$0.75	-
Total	2,613,458	$0.83	2,108

(1)
Dr. Sorell was granted options to purchase 1,150,000 shares of Common Stock in connection with his hiring in September 2004. Of such grant, options to purchase 273,892 shares were granted under the Plan (and are intended to qualify as incentive stock options under the Internal Revenue Code) and options to purchase 876,108 shares of Common Stock were granted outside the Plan but on terms identical to those provided for by the Plan. See Note 8 to the consolidated financial statements.

The Board has amended, subject to stockholder approval, the Company’s 2000 Stock Option Plan to increase the number of shares available for issuance under the Plan by 500,000 shares. The above table does not reflect the 500,000 additional shares proposed by such amendment.

Item 6.   Management’s Discussion and Analysis or Plan of Operation
(all amounts in this Item 6 are in thousands)

The following discussion should be read in conjunction with the audited financial statements and accompanying notes of Neurologix for the fiscal year ended December 31, 2004. The Company’s fiscal year ends on the last day of December in each year. As used in this Item 6, references to 2004 and 2003 shall mean the Company’s fiscal year ended on December 31st of such year.

Plan of Operation

The Company is in the development stage and is involved in the development of proprietary treatments for disorders of the brain and central nervous system using gene therapy and other innovative therapies. These treatments are designed as alternatives to conventional surgical and pharmacological treatments. To date, it has not generated any operating revenues and has incurred total net losses and aggregate negative cash flows from operating activities from inception to December 31, 2004 of $8,774 and $7,741, respectively.

The Company’s initial focus is to develop therapeutic products (i) to meet the needs of patients suffering from Parkinson’s disease and (ii) the needs of patients suffering from a type of human epilepsy known as temporal lobe epilepsy or “TLE”. As of March 22, 2005, the gene transfer surgery has been performed on a total of 10 patients for its Company sponsored Phase I clinical trial for Parkinson’s disease and, depending upon obtaining the informed consent of qualified patients, the Company currently expects the remaining 2 gene transfer surgeries to be completed by the end of 2005.

In October 2004, motivated by encouraging rodent studies, the Company entered into an agreement with Universida Federal de Sao Paolo to commence a non-human primate study for evaluating the toxicity and efficacy of using its NLX technology in the brain for the treatment of epilepsy. The study is expected to begin and be completed by the end of 2005. Subject to the successful completion of this study, the Company plans to submit an Investigational New Drug application to the FDA in the fourth quarter of 2005 for permission to begin a Phase I clinical trial in temporal lobe epilepsy. The proposed clinical protocol was presented to the NIH Recombinant DNA Advisory Committee on September 23, 2004 and was reviewed favorably.

Under the Company’s research agreement with Cornell, the Company will continue to fund the development of gene therapy approaches for neurodegenerative disorders, including Parkinson’s disease, Huntington’s disease, Alzheimer’s disease and epilepsy. In addition, the Company expects to hire a lab technician during the second quarter of 2005 to assist the research scientists working at its lab facility.

During February and March 2005, the Company completed a private placement resulting in net proceeds to the Company, after expenses, of approximately $3,086. Management believes that the Company’s current resources will enable it to continue as a going concern through at least December 31, 2005 and, if necessary, that it can implement cost saving initiatives that can extend its operations after that period. The Company’s existing resources will not be sufficient to support further clinical trials beyond the pending Phase 1 clinical trial for the treatment of Parkinson’s disease, the non-human primate study for epilepsy and/or the commercial introduction of any of its product candidates. Accordingly, it will continue to seek additional funds through public or private equity offerings, debt financings or corporate collaboration and licensing arrangements. The Company does not know whether additional financing will be available when needed or if available, will be on acceptable or favorable terms to it or its stockholders.

Results of Operations

Year Ended December 31, 2004 Compared to the Year Ended December 31, 2003

Revenues. The Company did not generate any operating revenues during the years ended December 31, 2004 and 2003.

Costs and Expenses.

Research and Development. Research and development expenses increased by $89 during the year ended December 31, 2004 to $1,359 from $1,270 during the same period in 2003. The increase is primarily due to additional costs related to conducting the Company’s research and other costs associated with running its lab, partially offset by an aggregate decrease in amounts paid to its consultants and members of the SAB.

General and Administrative. General and administrative expenses increased by $752 to $1,638 during the year ended December 31, 2004, as compared to $886 during the comparable period in 2003. Since the Merger has been accounted for as a reverse acquisition (with NRI being the accounting parent and Neurologix being the accounting subsidiary), the Company had costs associated with being a public company of $629 in 2004 whereas it had no such costs during 2003.  Also contributing to the higher expenses during this period was a collective increase in other general and administrative expenses totaling $123.

Other Income (Expense), Net. The Company had net other income of $60 during the year ended December 31, 2004 as compared to net other expense of $118 during the year ended December 31, 2003. As a result of the financing made available to the Company from the Merger, it was able to eliminate certain indebtedness and the related interest expense and earn interest on its cash accounts and cash equivalents. In addition, during 2004 the Company recovered $52 in bad debts that had been written off in 2003.

Liquidity and Capital Resources.

Cash and cash equivalents were $1,122 and investments being held to maturity were $1,600 at December 31, 2004.

The Company is still in the development stage and has not generated any operating revenues as of December 31, 2004. In addition, the Company will continue to incur net losses and cash flow deficiencies from operating activities for the foreseeable future.

During February and March 2005, the Company completed a private placement resulting in net proceeds to the Company, after expenses, of approximately $3,086. Management believes that the Company’s current resources will enable it to continue as a going concern through at least December 31, 2005 and, if necessary, that it can implement cost saving initiatives that can extend its operations after that period. The Company’s existing resources will not be sufficient to support further clinical trials beyond the pending Phase 1 clinical trial for the treatment of Parkinson’s disease, the non-human primate study for epilepsy and/or the commercial introduction of any of its product candidates. Accordingly, it will continue to seek additional funds through public or private equity offerings, debt financings or corporate collaboration and licensing arrangements. The Company does not know whether additional financing will be available when needed or, if available, will be on acceptable or favorable terms to it or its stockholders.

Operating activities used $2,836 of cash during the year ended December 31, 2004 as compared to $1,772 during the same period in 2003.

Net cash used in investing activities during the years ended December 31, 2004 and 2003, was $1,796 and $195, respectively, primarily for the development of intangible assets and the purchase of equipment. Net cash provided by financing activities was $4,999 during the year ended December 31, 2004, principally from cash acquired in the Merger ($5,413), partially offset by Merger related costs ($375). During the year ended December 31, 2003, financing activities provided $1,086, primarily from the proceeds from a note payable.

Critical Accounting Policies

The Company’s discussion and analysis and plan of operation is based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America for consolidated financial statements filed with the Securities and Exchange Commission. The preparation of these consolidated financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to fixed assets, intangible assets, stock-based compensation, income taxes and contingencies. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

The accounting policies and estimates used as of December 31, 2004, as outlined in the accompanying notes to the financial statements, have been applied consistently for the year ended December 31, 2004.

Carrying Value of Fixed and Intangible Assets

The Company’s fixed assets and certain of its patents have been recorded at cost and are being amortized on a straight-line basis over the estimated useful lives of those assets. If the Company becomes aware of facts that indicate one or more of those assets may be impaired, the Company assesses whether the carrying value of such assets can be recovered through undiscounted future operating cash flows. If the Company determines that an asset is impaired, the Company measures the amount of such impairment by comparing the carrying value of the asset to the present value of the expected future cash flows associated with the use of the asset. Adverse changes to the Company’s estimates of the future cash flows to be received from a particular long-lived asset could indicate that the asset is impaired, and would require the Company to write-down the asset’s carrying value at that time.

Valuation of Deferred Tax Assets

The Company regularly evaluates its ability to recover the reported amount of its deferred income taxes considering several factors, including its estimate of the likelihood that it will generate sufficient taxable income in future years in which temporary differences reverse. Due to the uncertainties related to, among other things, the extent and timing of future taxable income and the potential changes in the ownership of the Company, which could subject its net operating loss carryforwards to substantial annual limitations, the Company offset its net deferred tax assets by an equivalent valuation allowance as of December 31, 2004.

Allowance for Doubtful Accounts

The Company has entered into settlement agreements with two individuals who had defaulted in the payment of their promissory notes payable to the Company, which notes were written off in 2003. Based upon management’s assessment of the likelihood of future collection, the Company has established a valuation allowance for the remaining amounts due under the settlement agreements totaling $101 as of December 31, 2004.

New Accounting Pronouncements

In May 2003, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Standards (“SFAS”) No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This standard requires that certain financial instruments embodying obligations to transfer assets or to issue equity securities be classified as liabilities. It is effective for financial instruments entered into or modified after May 31, 2003, and is otherwise effective July 1, 2003. The adoption of this statement did not have a material impact on the Company’s consolidated financial statements.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets”. This Statement addresses the measurement of exchanges of nonmonetary assets and is effective for nonmonetary asset exchanges occurring in fiscal years beginning after June 15, 2005. The adoption of SFAS No. 153 is not expected to have a material effect on the Company’s financial position or results of operations.

In December 2004, the FASB issued SFAS No. 123(R) - Share-Based Payment, which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation”. SFAS No. 123(R) supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and amends SFAS No. 95, “Statement of Cash Flows”. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The new standard will be effective for the Company in the first interim or annual reporting period beginning after December 15, 2005. The Company is still evaluating the impact the adoption of this standard will have on its financial statements.

SFAS No. 148, “Accounting for Stock-Based Compensation”, is an amendment to SFAS No. 123, and provides alternative methods of transition for an entity that voluntarily changes from the intrinsic value based method of accounting for stock-based employee compensation prescribed in APB No. 25 to the fair value method prescribed in SFAS No. 123. As permitted under SFAS No. 148, the Company has continued to apply the accounting provisions of APB No. 25, and to provide the annual pro forma disclosures of the effect of adopting the fair value method as required by SFAS No. 123. SFAS No. 148 also requires pro forma disclosure to be provided on a quarterly basis. The Company adopted the quarterly disclosure requirement during the first quarter of 2003.

Item 7.   Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Neurologix, Inc.

We have audited the accompanying consolidated balance sheet of Neurologix, Inc. and subsidiary (a development stage company) as of December 31, 2004, and the related consolidated statements of operations, changes in stockholders’ equity (deficiency) and cash flows for the years ended December 31, 2004 and 2003 and for the period from February 12, 1999 (inception) through December 31, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Neurologix, Inc. and subsidiary (a development stage company) as of December 31, 2004, and their results of operations and cash flows for the years ended December 31, 2004 and 2003 and for the period from February 12, 1999 (inception) through December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

/s/ J.H. Cohn LLP

Roseland, New Jersey
March 16, 2005

NEUROLOGIX, INC. AND SUBSIDIARY (A Development Stage Company) CONSOLIDATED BALANCE SHEET (Amounts in thousands, except share and per share amounts)
December 31,
2004
ASSETS
Current assets:
Cash and cash equivalents	$1,122
Investments held to maturity	1,600
Prepaid expenses and other current assets	52
Total current assets	2,774

Equipment, less accumulated depreciation of $182	177
Intangible assets, less accumulated amortization of $67	385
Other assets	14
Total Assets	$3,350
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$262
Current portion of capital lease obligations	21
Total current liabilities	283

Capital lease obligations, net of current portion	13
Total Liabilities	296
Commitments and contingencies
Stockholders’ equity:
Preferred stock:
Series A - $.06 per share cumulative, convertible 1-for-25 into Common Stock; $.10 par value; 500,000 shares authorized, 645 shares issued and outstanding with an aggregate liquidation preference of $1 per share	-
Common Stock: $.001 par value; 60,000,000 shares authorized, 22,521,404 issued and outstanding	22
Additional paid-in capital	12,124
Unearned compensation	(318)
Deficit accumulated during the development stage	(8,774)
Total stockholders’ equity	3,054
Total Liabilities and Stockholders’ Equity	$3,350

See accompanying notes to consolidated financial statements.

NEUROLOGIX, INC. AND SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except share and per share amounts)

	Year Ended December 31,		For the period February 12, 1999 (inception) through December 31, 2004
	2004	2003

Operating expenses:
Research and development	$1,359	$1,270	$4,983
General and administrative expenses	1,638	886	3,520
Loss from operations	(2,997)	(2,156)	(8,503)

Other income (expense):
Dividend income, interest income and other income	93	16	134
Interest expense-related parties	(33)	(134)	(405)
Other income (expense), net	60	(118)	(271)
Net loss	$(2,937)	$(2,274)	$(8,774)

Basic and diluted net loss per share	$(0.14)	$(0.34)

Weighted average common shares outstanding, basic and diluted	20,766,729	6,784,597

See accompanying notes to consolidated financial statements.

NEUROLOGIX, INC. AND SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIENCY)
FOR THE PERIOD FROM FEBRUARY 12, 1999 (INCEPTION) THROUGH DECEMBER 31, 2004
(In thousands, except share amounts)

					Deficit
					Accumulated
			Additional		During the
	Common Stock		Paid-in	Unearned	Development
	Shares	Amount	Capital	Compensation	Stage	Total

Sale of Common Stock to founders	6,004,146	$0	$4	-	-	$4
Net loss	-	-	-	-	(328)	(328)
Balance, December 31, 1999	6,004,146	0	4	-	(328)	(324)
Net loss	-	-	-	-	(1,055)	(1,055)
Balance, December 31, 2000	6,004,146	0	4	-	(1,383)	(1,379)
Stock options granted for services	-	-	9	-	-	9
Common Stock issued for intangible assets at $0.09 per share	259,491	-	24	-	-	24
Net loss	-	-	-	-	(870)	(870)
Balance, December 31, 2001	6,263,637	0	37	-	(2,253)	(2,216)
Retirement of founder shares	(33,126)	-	-	-	-	-
Common Stock issued pursuant to license agreement at $1.56 per share	368,761	-	577	(577)	-	-
Private placement of Series B preferred stock	-	-	2,613	-	-	2,613
Amortization of unearned compensation	-	-	-	24	-	24
Net loss	-	-	-	-	(1,310)	(1,310)
Balance, December 31, 2002	6,599,272	0	3,227	(553)	(3,563)	(889)
Sale of Common Stock	276,054	0	90	(89)	-	1
Amortization of unearned compensation	-	-	-	164	-	164
Net loss	-	-	-	-	(2,274)	(2,274)
Balance, December 31, 2003	6,875,326	0	3,317	(478)	(5,837)	(2,998)
Conversion of note payable to Common Stock	1,091,321	1	2,371	-	-	2,372
Conversion of mandatory redeemable preferred stock to Common Stock	6,086,991	6	494	-	-	500
Conversion of Series B convertible stock to Common Stock	1,354,746	1	(1)	-	-	-
Effects of reverse acquisition	7,103,020	14	5,886	-	-	5,900
Amortization of unearned compensation	-	-	-	202	-	202
Stock options granted for services	-	-	42	(42)	-	-
Exercise of stock options	10,000	-	15	-	-	15
Net loss	-	-	-	-	(2,937)	(2,937)
Balance, December 31, 2004	22,521,404	$22	$12,124	$(318)	$(8,774)	$3,054

See accompanying notes to consolidated financial statements.

NEUROLOGIX, INC. AND SUBSIDIARY (A Development Stage Company) CONSOLIDATED STATEMENTS OF CASH FLOWS (Amounts in thousands)
	Year Ended December 31,		For the period February 12, 1999 (inception) through
	2004	2003	December 31, 2004
Operating activities:
Net loss	$(2,937)	$(2,274)	$(8,774)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	83	56	190
Amortization	26	19	69
Stock options granted for services	-	-	9
Impairment of intangible assets	-	51	51
Amortization of unearned compensation	202	164	390
Non-cash interest expense	18	120	376
Changes in operating assets and liabilities
Increase in prepaid expenses and other current assets	(42)	(210)	(252)
Increase (decrease) in accounts payable and accrued expenses	(186)	302	200
Net cash used in operating activities	(2,836)	(1,772)	(7,741)
Investing activities:
Security deposits paid	(7)	-	(7)
Purchases of equipment	(71)	(16)	(253)
Development of intangible assets	(118)	(179)	(480)
Purchases of marketable securities	(7,473)	-	(7,473)
Proceeds from sale of marketable securities	5,873	-	5,873
Net cash used in investing activities	(1,796)	(195)	(2,340)
Financing activities:
Proceeds from note payable	-	1,100	1,100
Borrowings from related party	-	-	2,000
Cash acquired in Merger	5,413	-	5,413
Merger-related costs	(375)	-	(375)
Payments of capital lease obligations	(54)	(15)	(69)
Proceeds from exercise of stock options	15	1	20
Proceeds from issuance of preferred stock	-	-	3,114
Net cash provided by financing activities	4,999	1,086	11,203
Net increase (decrease) in cash and cash equivalents	367	(881)	1,122
Cash and cash equivalents, beginning of period	755	1,636	-
Cash and cash equivalents, end of period	$1,122	$755	$1,122
Supplemental disclosure of non-cash investing and financing activities:
Issuance of common stock to pay debt	$2,372	-	$2,372
Reverse acquisition - net liabilities assumed, excluding cash	$(214)	-	$(214)
Mandatory redeemable convertible preferred stock converted to Common Stock	$500	-	$500
Common Stock issued to acquire intangible assets	-	-	$24
Acquisition of equipment through capital leases	$65	$41	$106
See accompanying notes to consolidated financial statements.

Neurologix, Inc. and subsidiary
(A Development Stage Company)
Notes to Consolidated Financial Statements
(In thousands, except for share and per share amounts)

(1)	Description of Business and Basis of Presentation

        Arinco Computer Systems Inc. (formerly known as Change Technology Partners, Inc. and referred to herein as “Arinco”), the predecessor to Neurologix, Inc. (collectively with its wholly-owned subsidiary, the “Company” or “Neurologix”), was incorporated in New Mexico on March 31, 1978 for the principal purpose of serving its subsidiary operations, which included the sale of telecommunications equipment and services and the retail sales of computers. Arinco, which became public in 1982, did not have any business operations from 1985 to March 2000. At that time, an investor group acquired control of Arinco and commenced a new consulting business strategy focusing on internet and e-services and digital media solutions.

Thereafter, until approximately July 2001, the Company provided a broad range of consulting services, including e-services and technology strategy, online branding, web architecture and design, systems integration, systems architecture and outsourcing. However, the Company was not successful with its business strategy and therefore, the Company’s Board of Directors (the “Board”) voted to divest the Company of a majority of its then existing operations. On September 30, 2002, the Board adopted a plan of liquidation and dissolution in order to maximize stockholder value.

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

On February 10, 2004, the Company completed a merger (the “Merger”) of its newly-formed, wholly-owned subsidiary with Neurologix Research, Inc. (formerly known as “Neurologix, Inc.” and sometimes referred to herein as “NRI”). As a result of the Merger, NRI became a wholly-owned subsidiary of the Company and stockholders of NRI received an aggregate number of shares of Neurologix Common Stock representing approximately 68% of the total number shares of the Company’s Common Stock outstanding after the Merger. The shares of NRI common stock, convertible preferred stock and Series B convertible preferred stock outstanding at the effective time of the Merger were converted into an aggregate of 15,408,413 shares of the Company’s Common Stock and outstanding options to purchase an aggregate of 257,000 shares of the NRI common stock were converted into options to purchase an aggregate of 709,459 shares of the Company's Common Stock. In addition, the Board and management of the Company are now controlled by members of the board of directors and management of NRI prior to the Merger.

Accordingly, the Merger has been accounted for as a reverse acquisition, with NRI being the accounting parent and Neurologix being the accounting subsidiary. The consolidated financial statements include the operations of Neurologix, the accounting subsidiary, from the date of acquisition. Since the Merger was accounted for as a reverse acquisition, the accompanying consolidated financial statements reflect the historical financial statements of NRI, the accounting acquiror, as adjusted for the effects of the exchange of shares on its equity accounts, the inclusion of net liabilities of the accounting subsidiary as of February 10, 2004 on their historical basis and the inclusion of the accounting subsidiary’s results of operations from that date.

Neurologix, Inc. and subsidiary
(A Development Stage Company)
Notes to Consolidated Financial Statements
(In thousands, except for share and per share amounts) - (continued)

On September 10, 2004, pursuant to the written consent of stockholders owning approximately 59% of the Company’s Common Stock, the Company amended and restated its Certificate of Incorporation, as a result of which it effected a reverse stock split of the shares of Common Stock at a ratio of 1 for 25 and reduced the Company’s number of authorized shares of Common Stock from 750,000,000 to 60,000,000. All information related to the Company’s Common Stock, preferred stock, options and warrants to purchase the Company’s Common Stock and earnings per share included in the accompanying consolidated financial statements has been retroactively adjusted to give effect to the Company’s 1 for 25 reverse stock split, which became effective on September 10, 2004.

Currently, the Company, which through its wholly-owned subsidiary, NRI, is engaged in the research and development of proprietary treatments for disorders of the brain and central nervous system primarily utilizing gene therapies. These treatments are designed as alternatives to conventional surgical and pharmacological treatments. The Company has not generated any operating revenues and accordingly, it is a development stage company.

Unless the context otherwise requires, references to the “Company” shall collectively refer to both Neurologix and NRI.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company is in the development stage and has not generated any revenues as of December 31, 2004. As a result, the Company incurred net losses of $2,937, $2,274 and $8,774 and negative cash flows from operating activities of $2,837, $1,772, and $7,742 for the years ended December 31, 2004 and 2003 and for the period from February 12, 1999 (inception) to December 31, 2004, respectively. The Company expects that it will continue to incur net losses and cash flow deficiencies from operating activities for the foreseeable future.

During February and March 2005, the Company completed a private placement resulting in net proceeds to the Company, after expenses, of approximately $3,086. Management believes that the Company’s current resources will enable it to continue as a going concern through at least December 31, 2005 and, if necessary, that it can implement cost saving initiatives that can extend its operations after that period. The Company’s existing resources will not be sufficient to support further clinical trials beyond the pending Phase 1 clinical trial for the treatment of Parkinson’s disease, the non-human primate study for epilepsy and/or the commercial introduction of any of its product candidates. Accordingly, it will continue to seek additional funds through public or private equity offerings, debt financings or corporate collaboration and licensing arrangements. The Company does not know whether additional financing will be available when needed or if available, will be on acceptable or favorable terms to it or its stockholders.

(2)	Summary of significant accounting policies

(a)	Development Stage:

The Company has not generated any revenues and, accordingly, is in the development stage as defined in Statement of Financial Accounting Standards (“SFAS”) No. 7, “Accounting and Reporting for Development Stage Enterprises.”

Neurologix, Inc. and subsidiary
(A Development Stage Company)
Notes to Consolidated Financial Statements
(In thousands, except for share and per share amounts) - (continued)

(b)	Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, NRI. All significant intercompany transactions and balances have been eliminated in consolidation.

(c)	Use of Estimates:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates embedded in the consolidated financial statements for the periods presented concern the allowances for doubtful amounts receivable under settlement agreements, the estimates used in the fair value of purchased intangible assets, and the estimated useful lives of purchased intangible assets.

(d)	Cash and Cash Equivalents:

The Company considers all highly-liquid investments purchased with an original maturity of three months or less to be cash equivalents. The Company is subject to credit risk related to its cash equivalents and marketable securities. From time to time, the Company places its cash and cash equivalents in money market funds and United States Treasury bills with a maturity of three months or less.

(e)	Investments

Investment holdings consist of United States Treasury bills that bear interest ranging from 1.625% to 2.33% and mature through October 31, 2005. The Company categorizes and accounts for its investment holdings as “Investments held to maturity.” Investments held to maturity are recorded at their amortized cost. This categorization is based upon the Company’s positive intent and ability to hold these securities to maturity. Interest from such securities is reported in dividend, interest income and other income.

(f)	Equipment:

Equipment is stated at cost less accumulated depreciation. The Company records depreciation using accelerated methods over an estimated useful life of five years.

(g)	Intangible Assets:

Intangible assets consist of patents and patent rights obtained under licensing agreements and are amortized on a straight-line basis over the estimated useful lives which range from five to 15 years. Neurologix estimates amortization expenses related to intangible assets owned as of December 31, 2004 to be approximately $26 per year for the next five years.

Neurologix, Inc. and subsidiary
(A Development Stage Company)
Notes to Consolidated Financial Statements
(In thousands, except for share and per share amounts) - (continued)

(h)	Impairment of Long-Lived Assets:

The Company periodically assesses the recoverability of the carrying amounts of long-lived assets, including intangible assets. A loss is recognized when expected undiscounted future cash flows are less than the carrying amount of the asset. The impairment loss is the amount by which the carrying amount of the asset exceeds its fair value.

(i)	Income Taxes:

The Company complies with SFAS No. 109, “Accounting for Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for temporary differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

(j)	Stock-Based Compensation:

Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), provides for the use of a fair value based method of accounting for employee stock compensation. However, SFAS 123 also allows an entity to continue to measure compensation cost for stock options granted to employees using the intrinsic value method of accounting prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), which only requires charges to compensation expense for the excess, if any, of the fair value of the underlying stock at the date a stock option is granted (or at an appropriate subsequent measurement date) over the amount the employee must pay to acquire the stock, if such amounts differ materially from the historical amounts. The Company has elected to continue to account for employee stock options using the intrinsic value method under APB 25. By making that election, the Company is required by SFAS 123 and SFAS 148, “Accounting for Stock-Based Compensation -- Transition and Disclosure” to provide pro forma disclosures of net income (loss) and earnings (loss) per share as if a fair value based method of accounting had been applied. The Company has used the Black-Scholes option pricing model, as permitted by SFAS 123, to estimate the fair value of options granted to employees for such pro forma disclosures, as follows:

	Year Ended December 31,
	2004	2003
Net loss - as reported	$(2,937)	$(2,274)
Deduct total stock-based employee compensation expense determined under fair value-based method for all awards	243	-
Net loss - pro forma	$(3,180)	$(2,274)
Basic/diluted loss per share - as reported	$(0.14)	$(0.34)
Basic/diluted loss per share - pro forma	$(0.15)	$(0.34)

Neurologix, Inc. and subsidiary
(A Development Stage Company)
Notes to Consolidated Financial Statements
(In thousands, except for share and per share amounts) - (continued)

The following are the weighted-average assumptions used with the Black-Scholes pricing model:

2004
Expected option term (years)	5
Risk-free interest rate (%)	3.15% - 3.79%
Expected volatility (%)	115% - 152%
Dividend yield (%)	0%

There were no options granted during the year ended December 31, 2003.

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

As a result of amendments to SFAS 123, the Company will be required to expense the fair value of employee stock options over the vesting period in the first interim or annual reporting period beginning after December 15, 2005.

(k)	Basic and Diluted Net Loss Per Common Share

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

The following securities were not included in the computation of diluted net loss per share because to do so would have had an anti-dilutive effect for the periods presented:

	December 31,
	2004	2003
Stock options	2,613,458	1,288,888
Warrants	828,000	1,034,250
Series A Convertible Preferred Stock	645	645

(3)	Capital lease obligations:

During 2004 and 2003, the Company acquired equipment with capitalized costs of $65 and $41, respectively, pursuant to capital lease obligations. Since such equipment was acquired in non-cash transactions, they are not reflected in the accompanying consolidated statements of cash flows for the years ended December 31, 2004 and 2003.

Future minimum payments under capital leases in each of the years subsequent to December 31, 2004 are as follows:

Neurologix, Inc. and subsidiary
(A Development Stage Company)
Notes to Consolidated Financial Statements
(In thousands, except for share and per share amounts) - (continued)

Description	Amount
Year ended December 31, 2005	$24
Year ended December 31, 2006	14
Total minimum lease payments	38
Less amount representing interest	4

Present value of net minimum lease payments	34
Less current portion	21
Long-term portion	$13

(4)	Related Party Transactions:

Since the Merger, Refac, which is 90% owned by Palisade Concentrated Equity Partnership, L.P., a private equity partnership managed by Palisade Capital Management, LLC (“PCM”), has provided consulting services to the Company at a basic monthly retainer of $5 subject to a quarterly adjustment to reflect the services rendered during such quarter. Either party has the right to terminate this agreement at any time without any prior notice. Under this arrangement, the Company paid $95 with respect to services rendered during 2004.

Pursuant to the Merger Agreement, the Company paid Palisade Capital Securities, LLC (“PCS”), $200 for investment banking services rendered in connection with the Merger. PCS is an affiliate of Palisade Private Partnership, LP, a private equity partnership managed by PCM, which is the beneficial owner of approximately 27% of the Company’s outstanding Common Stock.

Effective with the closing of the Merger, the Company relocated its corporate offices to One Bridge Plaza, Fort Lee, New Jersey 07024, where NRI had its headquarters since its founding in 1999. The Company used these premises on a month-to-month basis under a verbal agreement with PCS that did not require the payment of rent. On August 10, 2004, the Company entered into a sublease with PCS for the lease of space at One Bridge Plaza, Fort Lee, New Jersey through January 31, 2008 at a base annual rent of approximately $35. The rent that the Company pays to PCS is the same rental amount that PCS pays under its master lease for this space.

Additionally, the Company maintains brokerage accounts with PCS for the Company’s marketable securities for which it pays customary brokerage fees.

(5)	Notes Receivable

In April 2001, the Company loaned two consultants an aggregate of $500. The full recourse promissory notes, with initial principal amounts of $350 (the “$350 Note”) and $150 (the “$150 Note”) (collectively the “Notes”), respectively, accrue interest at 7.25% per annum, with an increase to 12% per annum for a late payment as provided for in the Notes. Payments are due in various installments of principal plus accrued interest commencing on April 25, 2002 and continuing annually thereafter through April 25, 2006. In April 2002, the Company received the first such installment under the $350 Note, totaling $61. During the second quarter of 2003, the Company received installment payments on the $350 Note totaling $36, which amount was less than the $86 due in that period. As a result of the underpayment and management’s assessment of the likelihood of future collection, the Company established a valuation allowance for the remaining principal amount of the Notes totaling $473 as of December 31, 2003.

Neurologix, Inc. and subsidiary
(A Development Stage Company)
Notes to Consolidated Financial Statements
(In thousands, except for share and per share amounts) - (continued)

In June 2004, the Company entered into a settlement agreement with the maker of the $350 Note, which, as subsequently amended, provides for payments totaling $115 through December 2005. As of December 31, 2004 the Company received a total of $50 under this settlement agreement. In December 2004, the Company entered into a settlement agreement with the maker of the $150 Note, which provides for payments totaling $38 through July 2009. As of December 31, 2004, the Company received a total of $2 under this settlement agreement. Both settlement agreements provide that in the event of a default which is not timely cured, the Company may pursue all of its rights under each of the Notes giving credit to any payments received pursuant to the settlement agreements. The Company has included these recoveries in other income in 2004.

(6)	Income Taxes:

At December 31, 2004, the Company has net operating loss carryforwards (“NOLs”) of approximately $9,103 which, if not used, expire through 2024. The deferred tax asset for the Company’s NOLs approximated $3,636. The Company has a deferred tax asset from research and development credits of approximately $426, which, if not used, will also expire through 2024. Due to the significant doubt related to the Company’s ability to utilize its deferred tax assets, a valuation allowance for the full amount of the deferred tax assets of $4,062 has been established at December 31, 2004. There are no other significant permanent or temporary differences.

The Company had also offset the potential benefits of $2,518, $1,400, and $880 from NOLs by equivalent valuation allowances as of December 31, 2003, 2002, and 2001, respectively. As a result of the increases in the valuation allowance of $1,457, $1,118, and $4,062 during the years ended December 31, 2004, and 2003 and for the period from February 12, 1999 (inception) to December 31, 2004, respectively, there are no income tax benefits reflected in the accompanying consolidated statements of operations to offset pre-tax losses.

The tax effects of temporary differences that give rise to a significant portion of the net deferred income tax assets are as follows:

	December 31,
	2004	2003
Net deferred income tax assets:
Net operating losses	$3,636	$2,518
Research & development credit	426	87
Total net deferred income tax assets	4,062	2,605
Valuation allowance	4,062	2,605
Total net deferred income tax assets	-	-

Neurologix, Inc. and subsidiary
(A Development Stage Company)
Notes to Consolidated Financial Statements
(In thousands, except for share and per share amounts) - (continued)

The provision (benefit) for income taxes differed from the amounts computed by applying the statutory federal income tax rate of 34% to pretax losses as a result of the following:

	2004		2003
	$	%	$	%
Expected tax benefit	(999)	(34.00%)	(774)	(34.00%)
State income taxes	(176)	(6.00%)	(136)	(6.00%)
Non-deductible expenses	7	0.23%	20	0.88%
Prior year under-accrual	-	-	(228)	(10.00%)
Valuation allowance	1,168	39.77%	1,118	49.12%
Tax Expense	-	0.00%	-	0.00%

(7)	Employment Agreement with Dr. Michael Sorell

Effective September 21, 2004, the Board entered into an employment agreement with Michael Sorell, M.D. to serve as the President and Chief Executive Officer of the Company and NRI for an initial term of employment of 18 months, which will automatically be extended for an additional 18 months absent notice to the contrary from either party. Dr. Sorell receives an annual base salary of $150, which is subject to automatic increase (to between $175 and $200) upon the achievement of specified performance objectives of the Company. In addition to cash compensation, Dr. Sorell’s employment agreement also provides for the grant of options as described in Note 8.

(8)	Stock Options:

During 2000, the Company approved a stock option plan (the “Plan”) which provides for the granting of stock options and restricted stock to employees, independent contractors, consultants, directors and other individuals. A maximum of 800,000 shares of Common Stock were originally approved for issuance under the Plan by the Board. The Board has amended, subject to stockholder approval, the Plan to increase the number of shares available for issuance under the Plan by 500,000 shares. Not including the 500,000 share increase approved by the Board, as of December 31, 2004, there are 2,108 shares available for issuance under the Plan.

Base Stock Option Grant - In connection with Dr. Sorell’s employment, the Company entered into a Stock Option Agreement with him pursuant to which it granted Dr. Sorell options to purchase up to 1,150,000 shares of Common Stock at an exercise price of $0.75 per share. These options include a base grant and an incentive grant. The base grant consists of an option to purchase 250,000 shares of Common Stock, which vested with respect to 25,000 shares on the date of grant. The remaining 225,000 shares vest as follows: 100,000 shares on March 31, 2005, 100,000 shares on December 31, 2005 and 25,000 shares on March 31, 2006.

Incentive Stock Option Grant - The incentive grant consists of an option to purchase up to 900,000 shares of the Company’s Common Stock at an exercise price of $0.75 per share (the “Incentive Grant”).  This grant is subject to the Company’s ability to close one or more financings and/or corporate partner contributions (in the form of up-front payments or payments based on milestones which, in the judgment of the Board, are likely to be realized within eighteen months following such agreement) with gross proceeds totaling $5,000 (collectively referred to herein as the “Financing”) on or before June 30, 2005 at a weighted average per share price of at least $1.30.   If the weighted average per share price is at least $1.30 per share but less than $2.65 (without taking into account the value of warrants, if any, included in the Financing), then, upon the final closing of the Financing, one percent (1%) of the shares of Company Common Stock underlying the Incentive Grant shall lapse for each $0.03 decrement of price below $2.65 per share. Through March 4, 2005, the Company has raised gross proceeds before expenses of approximately $3,166 at $1.30 per share.

Neurologix, Inc. and subsidiary
(A Development Stage Company)
Notes to Consolidated Financial Statements
(In thousands, except for share and per share amounts) - (continued)

That portion of the Incentive Grant that has not lapsed will vest on June 30, 2005 with one-third (⅓) becoming exercisable on that date and the balance ratably over the subsequent twenty-four (24) month period. In the event that Dr. Sorell ceases to be an officer and director of the Company, then the option shall immediately terminate as to any shares that have not previously become exercisable as of the date of such termination. The options have a maximum ten-year term and are subject to accelerated vesting in the event that Dr. Sorell’s employment is terminated by the Company without cause, due to his death or disability or upon a change in control. If the Financing is not completed by June 30, 2005, the entire Incentive Grant shall lapse. Of the total options granted to Dr. Sorell, 273,892 were granted pursuant to the Plan in order to qualify as incentive stock options and the remaining 876,108 options were not granted under a shareholder-approved plan but are governed by terms identical to the provisions of the Plan.

The following table summarizes the Company’s option activity for the years ended December 31, 2004 and 2003:

	Number of Shares	Weighted Average Exercise Price
January 1, 2003	709,459	$0.25
Granted	-	-
Exercised	-	-
Forfeited/Cancelled	-	-
January 1, 2004	709,459	$0.25
Additional options resulting from the reverse acquisition	581,377	2.00
Granted	1,370,000 *	0.85
Exercised	(10,000)	1.50
Forfeited/Cancelled	(37,377)	7.65
December 31, 2004	2,613,459	$0.83

*
Includes the Incentive Grant of an option to Dr. Sorell to purchase up to 900,000 shares that will vest should the Company achieve certain financing goals as provided for under the terms of his employment.

Neurologix, Inc. and subsidiary
(A Development Stage Company)
Notes to Consolidated Financial Statements
(In thousands, except for share and per share amounts) - (continued)

	Options Outstanding			Options Exercisable
Exercise Prices	Outstanding at December 31, 2004	Weighted Average Contractual Life Remaining	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$0.08	345,067	1.95	0.08	345,067	$0.08
0.09	295,378	1.95	0.09	295,378	0.09
0.75	1,630,000*	7.41	0.75	480,000	0.75
1.00	60,000	4.59	1.00	20,000	1.00
1.38	28,000	6.85	1.38	28,000	1.38
1.50	120,000	9.23	1.50	33,333	1.50
1.55	30,000	4.33	1.55	10,000	1.55
1.56	69,014	2.54	1.56	69,014	1.56
12.50	36,000	5.59	12.50	36,000	12.50
Total	2,613,459		$0.83	1,316,792	$0.83

*
Includes the Incentive Grant of an option to Dr. Sorell to purchase up to 900,000 shares that will vest should the Company achieve certain financing goals as provided for under the terms of his employment.

(9)	Pro forma Financial Information:

As described in Note 1 above, the Merger was completed on February 10, 2004. The following unaudited pro forma information summarizes the combined results of Neurologix and NRI as if the Merger had occurred at the beginning of 2003:

	Year ended December 31,
	2004	2003
Net loss	$(3,256)	$(4,602)

Basic and diluted net loss per share	$(0.14)	$(0.21)

Weighted average common shares outstanding, basic and diluted	22,518,297	22,445,547

(10)	Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following:

Neurologix, Inc. and subsidiary
(A Development Stage Company)
Notes to Consolidated Financial Statements
(In thousands, except for share and per share amounts) - (continued)

December 31,
2004
Accounts payable	$43
Accounting and auditing fees	57
Consulting fees	91
Insurance financing	24
Other	47
$262

(11)	Commitments and Contingencies:

License Agreements:

In September 1999 and April 2001, the Company entered into two license agreements with Rockefeller University (“Rockefeller”) whereby Rockefeller granted to the Company the sole and exclusive right and license, under the ownership rights of the university, to certain patent rights and technical information. Pursuant to the agreements, the Company paid the university annual maintenance fees of $25 per agreement as well as benchmark payments and royalties, as defined. The licenses shall continue for the lives of the patents covered in the agreements. In December 2002, the license agreements were modified under a new license agreement. In connection with the new agreement, the Company issued shares to Rockefeller in exchange for the cancellation of annual maintenance fees. The shares issued to Rockefeller were converted into 368,761 shares of the Company’s Common Stock in connection with the Merger. The Common Stock was valued at approximately $577 and was initially charged to unearned compensation with an offsetting credit to additional paid-in capital. The unearned compensation is being amortized to research and licensing expense over four years, the estimated benefit period.

In 2002, the Company entered into two license agreements with Thomas Jefferson University (“TJU”) whereby TJU granted to the Company the sole and exclusive right and license to certain patent rights and technical information. In conjunction with the agreements, the Company paid the university an initial fee of $100 and $50, respectively for each agreement. In addition, the Company is committed to pay annual maintenance fees of $75 and $20, respectively, as well as benchmark payments and royalties, as defined. The maintenance fees can be applied to royalty and benchmark fees incurred in the calendar year of payment only. The licenses will continue for the lives of the patents covered in the agreements, which expire through October 2021. The Company has the right to terminate the agreements at any time upon 90 days written notice to the university.

In August 2002, the Company entered into a license agreement with Rockefeller and Yale University whereby the universities granted to the Company a nonexclusive license to certain patent rights and technical information. An initial fee of $20 was paid to each of the two universities pursuant to the agreement. In addition, the Company is committed to pay an annual maintenance fee of $5 per year to each university. Pursuant to the agreement, the Company must make payments upon reaching certain milestones, as defined. The Company has the right to terminate the agreement at any time upon 90 days written notice to the universities.

Neurologix, Inc. and subsidiary
(A Development Stage Company)
Notes to Consolidated Financial Statements
(In thousands, except for share and per share amounts) - (continued)

Research Agreements:

In December 2001, the Company entered into a research agreement with University Health (University of Toronto). University Health granted to the Company the sole and exclusive right and license to certain patent rights and technical information for a period of three years. In conjunction with the agreement, the Company paid University Health $50 per year in quarterly installments. The Company did not renew the agreement with University Health and made the last required payment in June 2004.

In June 2002, the Company entered into an Option and Research Support Agreement with Rockefeller, which provide for two semi-annual payments of $50 each. The Company terminated this agreement in May 2004.

On July 2, 2003, the Company entered into a Clinical Study Agreement (the “Clinical Study Agreement”) with Cornell University for its Medical College (“Cornell”) to sponsor the Company’s Phase 1 clinical trial for the treatment of Parkinson’s disease. Under this agreement, the Company pays Cornell $36 when a patient commences treatment and $23 annually for the services of a nurse to assist in the clinical study.

On September 24, 2004, the parties amended the Clinical Study Agreement to provide for research covering the development of gene therapy approaches to neurodegenerative disorders, including Parkinson’s disease, Huntington’s disease, Alzheimer’s disease and epilepsy (the “Scientific Studies”). This sponsored research is funded by the Company and is being conducted in Cornell’s Laboratory of Molecular Neurosurgery under the direction of Dr. Michael G. Kaplitt, one of the Company’s scientific co-founders. The term of this amendment to the Clinical Study Agreement commenced on September 1, 2004 and extends through August 31, 2007, with possible one year extensions by mutual written agreement of both parties. The Company is required to pay Cornell $135 per year for the duration of the Scientific Studies and Cornell has agreed that the Company has a 60 day exclusive right and option to negotiate with it an exclusive, worldwide right and license to make, have made, use and sell commercial products embodying any inventions conceived or first reduced to practice by in the course of this work.

Consulting and Employment Agreements:

The Company has consulting agreements with seven scientists who comprise the Company’s Scientific Advisory Board (the “SAB”). These agreements provide that the scientists are engaged by the Company to provide advice and consulting services in scientific research on human gene therapy in the brain and central nervous system and to assist the Company in seeking financing and meeting with prospective investors.

Dr. Michael G. Kaplitt and Dr. Matthew J. During, the two scientific co-founders of the Company are members of the SAB and have consulting agreements with the Company. At Dr. Kaplitt’s request, dated April 30, 2003, his compensation was waived and it will continue to be waived through the end of the Phase I clinical trial. Dr. During’s agreement, as amended, provides for payments of $175 per annum through 2007.

In May 2003, NRI entered into a stock purchase agreement to sell shares of its Common Stock at a purchase price of $.01 per share to an individual. At the time of such agreement, the fair value per share of Common Stock based on an estimate of the fair market value of common equity in NRI on a minority interest basis, as of April 28, 2003, was deemed to be $0.90 per share. The reduced purchase price was provided to the individual as an inducement for the individual to serve as the Chairman of the SAB. Accordingly, the fair value of the shares of approximately $89, based on the difference between the purchase price of $0.01 per share and the fair value per share of $0.90, is being recognized as an advisory board fee over the service period of three years. In connection therewith, on July 1, 2003, the Company entered into a consulting agreement with the individual to serve as the Chairman of the SAB for a three-year term. Pursuant to the terms of the agreement, the individual receives compensation of $25 annually, payable in quarterly installments through June 30, 2006. The shares issued to the Chairman of the SAB were converted into 276,054 shares of the Company’s Common Stock in connection with the Merger.

Neurologix, Inc. and subsidiary
(A Development Stage Company)
Notes to Consolidated Financial Statements
(In thousands, except for share and per share amounts)

The agreements with the remaining four SAB members each provide for payments aggregating $12 per annum for a duration of three years from the date of each respective agreement, and are automatically renewed from year to year unless terminated for cause or upon 30 days written notice to the other party prior to an annual anniversary date. All of the consulting agreements with the SAB members are subject to confidentiality, proprietary information and invention agreements. Any discoveries and intellectual property obtained through these agreements related to the research covered under the agreements are the property of the Company.

See Note 7 for details on the Employment Agreement of Dr. Michael Sorell, who joined the Company on September 21, 2004 as its President and Chief Executive Officer.

Operating Lease Agreements:

In August 2003, the Company entered into a lease agreement for laboratory facilities, which expired on August 31, 2004 and provided for annual rent of $44. In August 2004, the Company renewed the lease agreement for an additional year at an annual rent of $48. Rent expense under the leases aggregated $45 for the year ended December 31, 2004.

In August, 2004, the Company entered into a sublease with PCS for space at One Bridge Plaza, Fort Lee, New Jersey at a base annual rent of $35 or $3 per month through January 31, 2008. The Company is using this space as its corporate offices. Rent expense under the lease was approximately $13 during the year ended December 31, 2004. The rent that the Company pays to PCS is the same rental amount that PCS pays under its master lease for this space.

(12)	Subsequent Event

From February 4 through March 3, 2005, pursuant to a Stock Purchase Agreement, as amended, the Company sold and issued 2,435,452 shares of Common Stock to investors led by Merlin Biomed Group (the “Purchasers”), for an aggregate purchase price of $3,166, or $1.30 per share, resulting in net proceeds after expenses of approximately $3,086 (the “Private Placement”). The Purchasers also received five-year warrants to purchase a total of 608,855 shares of Common Stock at an exercise price of $1.625 per share. The warrants are callable beginning in August 2007 if the share price of the Company’s Common Stock exceeds $3.25 per share for any ten consecutive trading day period and certain other conditions are met. Proceeds will be used for general corporate purposes, including clinical trials and research and development. The purchase price represented a small premium to the market price at the time the Company and Merlin Biomed Group commenced discussions regarding the transaction in early December.

Item 8.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

KPMG LLP (“KPMG”) served as the independent public accountants for the Company during the fiscal year ended December 31, 2002. On February 20, 2004, following the Merger, the Audit Committee engaged the accounting firm of J.H. Cohn LLP (“J.H. Cohn”), the Independent Regististered Public Accounting Firm for NRI prior to the Merger, to replace KPMG. KPMG did not resign or decline to stand for re-election, but was dismissed on February 23, 2004 as part of the change of control to allow the appointment of J.H. Cohn as the Company’s Independent Registered Public Accounting Firm upon recommendation of the Board following the Merger.

KPMG’s opinions regarding the financial statements of the Company for the two fiscal years ended December 31, 2002 and 2001 did not contain an adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles; except that the audit report, dated March 27, 2003, of KPMG for the audit of the consolidated financial statements as of December 31, 2001 and 2002 and for the two years ended December 31, 2002 contained two explanatory paragraphs. The first explanatory paragraph referred to the Company’s change in its method of accounting for goodwill and other intangible assets, in 2002, as discussed in Note 2 to the consolidated financial statements for the year ended December 31, 2002. The second explanatory paragraph referred to the uncertainty as to the Company’s ability to continue as a going concern in light of a plan of liquidation and dissolution that it had adopted. The Company’s plans with regard to these matters are also described in Note 1 to the consolidated financial statements for the year ended December 31, 2002 The consolidated financial statements do not include any adjustments that might arise from the outcome of this uncertainty.

The Company is not aware of any disagreements with KPMG during the two fiscal years ended December 31, 2002 and 2001 and the subsequent interim period up to the date of dismissal on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure which disagreements if not resolved to their satisfaction would have caused KPMG to make reference in connection with their opinion to the subject matter of the disagreement.

On February 20, 2004, the Company engaged J.H. Cohn LLP as its Independent Registered Public Accounting Firm to perform the Company’s audit for 2003. In accordance with Item 304 (a) (3) of regulation S-B and in connection with the Company’s filing of its Current Report on Form 8-K, dated February 27, 2004, KPMG was provided with a copy of this disclosure.

Item 8A.   Controls and Procedures

(a) Disclosure Controls and Procedures. The Company’s Chief Executive Officer and Secretary and Treasurer (as the Company’s principal financial officer) have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, the Company’s Chief Executive Officer and Secretary and Treasurer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective.

(b) Internal Control Over Financial Reporting. There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 8B.   Other Information

None

PART III

Item 9.   Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Under the by-laws of the Company, the Board is divided into three classes: Class 1 directors, Class 2 directors and Class 3 directors. The members of one of the three classes of directors are elected each year for a three-year term or until their successors have been elected and qualified, or until the earliest of their death, resignation or retirement. The Board is currently comprised of seven directors.

There are no family relationships between any of the directors or executive officers of the Registrant nor were there any special arrangements or understandings regarding the selection of any director or executive officer.

Executive Officers

The executive officers of the Company are as follows:

Name	Age	Served in Such Position or Office Continually Since	Present Position with the Company (1)
Martin J. Kaplitt, M.D.	66	2004	Executive Chairman of the Board (2)
Michael Sorell, M.D.	57	2004	President, Chief Executive Officer and Director (3)
Mark S. Hoffman	44	2004	Secretary, Treasurer and Director (4)
___________

NOTES:

(1)
Each executive officer’s term of office is until the next organizational meeting of the Board (traditionally held immediately after the Annual Meeting of Stockholders of the Company) and until the election and qualification of his or her successor. However, the Board has the discretion to replace officers at any time. Dr. Sorell is a Class I Director with a term expiring at the 2007 Annual Meeting of Stockholders. Mr. Hoffman and Dr. Kaplitt are Class II Directors with terms expiring at the 2005 Annual Meeting of Stockholders.

(2)
Dr. Martin Kaplitt became the Chairman of the Board and President of the Company on February 10, 2004 as a result of the Merger and has been a director and president of NRI since August 1999. On September 21, 2004, he relinquished the position of President of both the Company and NRI when the Company hired Michael Sorell, M.D. as its Chief Executive Officer and President. Dr. Kaplitt has been associated with North Shore University Hospital for over 30 years and has held a variety of positions there, including: Chief of Thoracic and Cardiovascular Surgery from 1971 to 1978, Associate Attending in Cardiovascular Surgery from 1978 to 2001 and Adjunct Associate Attending in Surgery from 2001 to present. He was also a clinical associate professor of surgery at Cornell University Medical College. Dr. Kaplitt attended Cornell University and the State University of New York, Downstate Medical Center. Dr. Kaplitt is a fellow of the American College of Surgeons and the American College of Cardiology.

(3)
Dr. Sorell became the President, Chief Executive Officer and a director of the Company on September 21, 2004. Dr. Sorell has been managing member of MS Capital Advisors LLC, an investment banking and advisory firm based in Washington, CT since 1996. From 1986 to 1992 and from 1994 to 1996, Dr. Sorell was with Morgan Stanley & Co. in various capacities including biotechnology and pharmaceuticals analyst and lastly as emerging growth strategist and executive director. From 1992 to 1994, Dr. Sorell was a partner in a joint venture with Essex Investment Management, a Boston-based investment management firm. Previously, Dr. Sorell was a director of clinical research at Schering-Plough Corporation. As a physician, Dr. Sorell specialized in pediatric oncology, and was a member of the attending staff at Memorial Sloan-Kettering Cancer Center in New York City where he was among the founders of its Bone Marrow Transplant Unit. Dr. Sorell received his medical degree from the Albert Einstein College of Medicine, Bronx, NY, and studied at the Visiting Professionals Program at the New York University Graduate School of Business with a major in finance. He is also a director of SCOLR, Inc. and Applied Neurosolutions, Inc.

(4)
Mr. Hoffman became a director of the Company and its Secretary and Treasurer on February 10, 2004 as a result of the Merger. He has been a director, the secretary and the treasurer of the Company’s wholly-owned subsidiary, Neurologix Research, Inc., since November 1999. He is a Managing Director of Palisade Capital Management, LLC (“PCM”), an affiliate of Palisade Private Partnership, LP (“PPP”), which he joined upon its formation in 1995. PCM is a registered investment adviser based in Fort Lee, New Jersey specializing in small capitalization equities and convertible securities as well as private equity and acts as investment manager to PPP and to two other private equity partnerships. In addition to the Company, he is currently a director of OptiCare Health Systems, Inc. and Refac, both of which are controlled by PCM.

The additional information required by this item will be included in the Company’s definitive Proxy Statement in connection with the 2005 Annual Meeting of Stockholders and is hereby incorporated herein by reference.

Item 10.   Executive Compensation

The information required by this item will be included in the Company’s definitive Proxy Statement in connection with the 2005 Annual Meeting of Stockholders and is hereby incorporated herein by reference.

Item 11.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters

The information required by this item will be included in the Company’s definitive Proxy Statement in connection with the 2005 Annual Meeting of Stockholders and is hereby incorporated herein by reference.

Item 12.   Certain Relationships and Related Transactions

The information required by this item will be included in the Company’s definitive Proxy Statement in connection with the 2005 Annual Meeting of Stockholders and is hereby incorporated herein by reference.

Item 13.   Exhibits

See the Exhibit Index attached hereto for a list of the exhibits filed or incorporated by reference as a part of this report.

Item 14.   Principal Accountant Fees and Services

The information required by this item will be included in the Company’s definitive Proxy Statement in connection with the 2005 Annual Meeting of Stockholders and is hereby incorporated herein by reference.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Neurologix, Inc.

Dated: March 30, 2005	By: /s/ Michael Sorell
Michael Sorell, President and CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Dated: March 30, 2005	/s/ Michael Sorell
Michael Sorell, President and CEO
(Principal Executive Officer)

Dated: March 30, 2005	/s/ Mark S. Hoffman
Mark S. Hoffman, Secretary, Treasurer and Director
(Principal Financial Officer)

Dated: March 30, 2005	/s/ Martin J. Kaplitt
Martin J. Kaplitt, Executive Chairman

Dated: March 30, 2005	/s/ Clark A. Johnson
Clark A. Johnson, Director

Dated: March 30, 2005	/s/ Craig J. Nickels
Craig J. Nickels, Director

Dated: March 30, 2005	/s/ Austin M. Long, III
Austin M. Long, III, Director

Dated: March 30, 2005	/s/ Jeffrey B. Reich
Jeffrey B. Reich, Director

EXHIBIT INDEX

Exhibit No.	Exhibit

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

3.4	Amended and Restated By-laws of Neurologix, Inc. (filed as an exhibit to the Registrant’s Annual Report on Form 10-K dated April 9, 2004 and incorporated herein by reference).

3.5	Restated Certificate of Incorporation of Neurologix, Inc. (filed as an exhibit to the Registrant’s Report on Form 8-K, dated September 13, 2004 and incorporated herein by reference).

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

10.2
Consulting Agreement as of October 1, 1999 by and between Dr. Matthew During and Neurologix Research, Inc. (filed as an exhibit to the Registrant’s Report on Form 10-K, dated April 9, 2004 and incorporated herein by reference).

10.3
Consulting Agreement as of October 1, 1999 by and between Dr. Michael Kaplitt and Neurologix Research, Inc. (filed as an exhibit to the Registrant’s Report on Form 10-K, dated April 9, 2004 and incorporated herein by reference).

10.4
Exclusive License Agreement between Thomas Jefferson University and Neurologix, Research Inc., effective as of June 1, 2002. (filed as an exhibit to the Registrant’s Report on Form 10-K, dated April 9, 2004 and incorporated herein by reference).

10.5
Exclusive License Agreement between Thomas Jefferson University and Neurologix Research, Inc., effective as of August 1, 2002. (filed as an exhibit to the Registrant’s Report on Form 10-K, dated April 9, 2004 and incorporated herein by reference).

10.6
Non-Exclusive License Agreement by and between Yale University, The Rockefeller University and Neurologix Research, Inc., dated as of August 28, 2002. (filed as an exhibit to the Registrant’s Report on Form 10-K, dated April 9, 2004 and incorporated herein by reference).

10.7
License Agreement made as of November 1, 2002 by and between The Rockefeller University and Neurologix Research, Inc. (filed as an exhibit to the Regisrant’s Report on Form 10-K, dated April 9, 2004 and incorporated herein by reference).

10.8
Clinical Study Agreement between Cornell University and Neurologix Research, Inc. entered into as of July 2, 2003. (filed as an exhibit to the Registrant’s Report on Form 10-K, dated April 9, 2004 and incorporated herein by reference).

10.9
Clinical Study Agreement, dated as of July, 2003 between North Shore University Hospital and Neurologix Research, Inc. (filed as an exhibit to the Registrant’s Report on Form 10-K, dated April 9, 2004 and incorporated herein by reference).

10.10
Amendment, dated October 8, 2003 to Consulting Agreement, dated October 1, 1999, between Dr. Matthew During and Neurologix Research, Inc. (filed as an exhibit to the Registrant’s Report on Form 10-K, dated April 9, 2004 and incorporated herein by reference).

10.11
Amendment, dated October 8, 2003, to Consulting Agreement, dated October 1, 1999, between Dr. Michael Kaplitt and Neurologix Research, Inc. (filed as an exhibit to the Registrant’s Report on Form 10-K, dated April 9, 2004 and incorporated herein by reference).

10.12
Amendment No. 1 to Clinical Study Agreement, between Cornell University and Neurologix Research, Inc., dated September 24, 2004 (filed as an exhibit to the Registrant’s Report on Form 8-K, dated September 30, 2004 and incorporated herein by reference).

10.13
Stock Purchase Agreement, dated as of February 4, 2005, by and among Neurologix, Inc, Merlin Biomed Long Term Appreciation Fund LP and Merlin Biomed Offshore Master Fund LP. (filed as an exhibit to the Registrant’s Report on Form 8-K, dated February 10, 2005 and incorporated herein by reference).

10.14
Registration Rights Agreement, dated as of February 4, 2005, by and among Neurologix, Inc, Merlin Biomed Long Term Appreciation Fund LP and Merlin Biomed Offshore Master Fund LP. (filed as an exhibit to the Registrant’s Report on Form 8-K, dated February 10, 2005 and incorporated herein by reference).

10.15
Amendment No. 1 to the Stock Purchase Agreement, dated as of February 9, 2005, by and between Neurologix, Inc. and Copper Spire Fund Portfolio. (filed as an exhibit to the Registrant’s Report on Form 8-K, dated February 10, 2005 and incorporated herein by reference).

10.14
Form of Amendment to the Stock Purchase Agreement dated as of February 4, 2005, by and among Neurologix, Inc, Merlin Biomed Long Term Appreciation Fund LP and Merlin Biomed Offshore Master Fund LP. (filed as an exhibit to the Registrant’s Report on Form 8-K, dated February 25, 2005 and incorporated herein by reference).

10.15
Employment Agreement, dated as of September 21, 2004, between Michael Sorell, M.D. and Neurologix, Inc. (filed as an exhibit to the Registrant’s Report on Form 8-K, dated March 18, 2005 and incorporated herein by reference).

16.1	Letter regarding change in certifying accountant (filed as an exhibit to the Registrant’s Report on Form 8-K dated February 27, 2004 and incorporated herein by reference).

22.1	Definitive Information Statement on Schedule 14C filed by the Company with the Securities and Exchange Commission on August 9, 2004, which is incorporated herein by reference.

31.1	Rule 13a-15(e)/15d-15(e) Certification of Principal Executive Officer. **

31.2	Rule 13a-15(e)/15d-15(e) Certification of Principal Financial Officer. **

32.1	Section 1350 Certification, Chief Executive Officer and secretary and treasurer (as chief financial officer). **

__________
** Filed herewith