Form 10QSB
period 2005-03-31
NEUROLOGIX INC/DE
filed 2005-05-13
CIK 356591

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to ____

COMMISSION FILE NUMBER: 000-13347

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

At May 11, 2005 there were outstanding 26,253,977 shares of the Registrant’s Common Stock, $.001 par value.

Transitional Small Business Disclosure Format: Yes ☐ No ☒.

PART I. FINANCIAL INFORMATION

Item 1 - Financial Statements

NEUROLOGIX, INC. AND SUBSIDIARY (A Development Stage Company) CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED) (Amounts in thousands, except share and per share data)
March 31,
2005
ASSETS	(UNAUDITED)
Current assets:
Cash and cash equivalents	$3,704
Investments being held to maturity	1,600
Prepaid expenses and other current assets	116
Total current assets	5,420

Equipment, less accumulated depreciation of $201	176
Intangible assets, less accumulated amortization of $61	372
Investments in unconsolidated affiliates	8
Other assets	6
Total Assets	$5,982
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accrued expenses	$583
Current portion of capital lease obligations	17
Total current liabilities	600

Capital lease obligations, net of current portion	9
Total Liabilities	609
Commitments and contingencies
Stockholders’ equity:
Preferred stock:
Series A - $.06 per share cumulative, convertible 1-for-25 into common stock; $.10 par value; 500,000 shares authorized, 645 shares issued and outstanding with an aggregate liquidation preference of $1 per share	-
Common stock: $.001 par value; 60,000,000 shares authorized, 25,073,993 issued and outstanding	25
Additional paid-in capital	15,317
Unearned compensation	(298)
Deficit accumulated during the development stage	(9,671)
Total stockholders’ equity	5,373
Total Liabilities and Stockholders’ Equity	$5,982

See accompanying notes to the unaudited condensed consolidated financial statements.

NEUROLOGIX, INC. AND SUBSIDIARY (A Development Stage Company) CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED) (Amounts in thousands, except share and per share data)
	Three Months Ended March 31,		For the period February 12, 1999 (inception) through March 31, 2005
	2005	2004
Operating expenses:
Research and development	$502	$334	$5,485
General and administrative expenses	429	343	3,949
Loss from operations	(931)	(677)	(9,434)

Other income (expense):
Dividend, interest income and other income	35	-	169
Interest expense-related parties	(1)	(19)	(406)
Other income (expense), net	34	(19)	(237)
Net loss	$(897)	$(696)	$(9,671)

Basic and diluted net loss per share	$(0.04)	$(0.05)

Weighted average common shares outstanding, basic and diluted	23,684,292	15,464,960

See accompanying notes to the unaudited condensed consolidated financial statements.

NEUROLOGIX, INC. AND SUBSIDIARY
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIENCY)
FOR THE PERIOD FROM FEBRUARY 12, 1999 (DATE OF INCEPTION) THROUGH MARCH 31, 2005
(UNAUDITED)
(Amounts in thousands, except share data)

					Deficit
					Accumulated
			Additional		During the
	Common Stock		Paid-in	Unearned	Development
	Shares	Amount	Capital	Compensation	Stage	Total

Sale of common stock to founders	6,004,146	$0	$4	$-	$-	$4
Net loss	-	-	-	-	(328)	(328)
Balance, December 31, 1999	6,004,146	0	4	-	(328)	(324)
Net loss	-	-	-	-	(1,055)	(1,055)
Balance, December 31, 2000	6,004,146	0	4	-	(1,383)	(1,379)
Stock options granted for services	-	-	9	-	-	9
Common stock issued for intangible assets at $0.09 per share	259,491	-	24	-	-	24
Net loss	-	-	-	-	(870)	(870)
Balance, December 31, 2001	6,263,637	0	37	-	(2,253)	(2,216)
Retirement of founder shares	(33,126)	-	-	-	-	-
Common stock issued pursuant to license agreement at $1.56 per share	368,761	-	577	(577)	-	-
Private placement of Series B preferred stock	-	-	2,613	-	-	2,613
Amortization of unearned compensation	-	-	-	24	-	24
Net loss	-	-	-	-	(1,310)	(1,310)
Balance, December 31, 2002	6,599,272	0	3,227	(553)	(3,563)	(889)
Sale of common stock	276,054	0	90	(89)	-	1
Amortization of unearned compensation	-	-	-	164	-	164
Net loss	-	-	-	-	(2,274)	(2,274)
Balance, December 31, 2003	6,875,326	0	3,317	(478)	(5,837)	(2,998)
Conversion of note payable to common stock	1,091,321	1	2,371	-	-	2,372
Conversion of mandatory redeemable preferred stock to common stock	6,086,991	6	494	-	-	500
Conversion of Series B convertible stock to common stock	1,354,746	1	(1)	-	-	-
Effects of reverse acquisition	7,103,020	14	5,886	-	-	5,900
Amortization of unearned compensation	-	-	-	202	-	202
Stock options granted for services	-	-	42	(42)	-	-
Exercise of stock options	10,000	-	15	-	-	15
Net loss	-	-	-	-	(2,937)	(2,937)
Balance, December 31, 2004	22,521,404	22	12,124	(318)	(8,774)	3,054
Amortization of unearned compensation	-	-	-	70	-	70
Stock options granted for services			50	(50)	-	-
Private placement of common stock	2,435,452	3	3,053	-	-	3,056
Exercise of stock options	120,000	-	90	-	-	90
Net loss	-	-	-	-	(897)	(897)
Balance March 31, 2005	25,076,856	$25	$15,317	$(298)	$(9,671)	$5,373

See accompanying notes to the unaudited condensed consolidated financial statements.

NEUROLOGIX, INC. AND SUBSIDIARY (A Development Stage Company) CONSOLIDATED STATEMENTS OF CASH FLOWS (Amounts in thousands)
	Three Months Ended March 31,		For the period February 12, 1999 (inception) through March 31, 2005
	2005	2004
Operating activities:
Net loss	$(897)	$(696)	$(9,671)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	19	21	209
Amortization	6	6	75
Stock options granted for services	-	-	9
Impairment of intangible assets	89	-	140
Amortization of unearned compensation	70	44	460
Non-cash interest expense	1	19	377
Changes in operating assets and liabilities	256	(66)	204
Net cash used in operating activities	(456)	(672)	(8,197)
Investing activities:
Security deposits paid	-	-	(7)
Purchases of equipment	(17)	(16)	(270)
Development of intangible assets	(82)	(28)	(562)
Purchases of marketable securities	(600)	-	6,474
Proceeds from sale of marketable securities	600	-	(8,072)
Net cash used in investing activities	(99)	(44)	(2,439)
Financing activities:
Proceeds from note payable	-	-	1,100
Borrowings from related party	-	-	2,000
Cash acquired in Merger	-	5,413	5,413
Merger-related costs	-	(375)	(375)
Payments of capital lease obligations	(9)	(2)	(78)
Stock issuance costs	(110)	-	(110)
Proceeds from exercise of stock options	90	-	110
Proceeds from issuance of common stock	3,166	-	3,166
Proceeds from issuance of preferred stock	-	-	3,114
Net cash provided by financing activities	3,137	5,036	14,340
Net increase in cash and cash equivalents	2,582	4,320	3,704
Cash and cash equivalents, beginning of period	1,122	755	-
Cash and cash equivalents, end of period	$3,704	$5,075	$3,704
Supplemental disclosure of non-cash investing and financing activities:
Issuance of Common Stock to pay debt	-	$2,372	$2,372
Reverse acquisition - net liabilities assumed, excluding cash	-	$(213)	$(214)
Mandatory redeemable convertible preferred stock converted to Common Stock	-	$500	$500
Common Stock issued to acquire intangible assets	-	-	24
Acquisition of equipment through capital leases	-	-	106
See accompanying notes to the unaudited condensed consolidated financial statements.

NEUROLOGIX, INC. AND SUBSIDIARY
(A Development Stage Company)
Notes to Unaudited Condensed Consolidated Financial Statements
(In thousands, except for share and per share amounts)

    (1)  In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position of Neurologix, Inc. and its wholly-owned subsidiary (collectively referred to herein as the “Company”) at March 31, 2005, and the results of its operations and its cash flows for the periods presented. The unaudited consolidated financial statements include the accounts of the Company and its subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company is in the development stage and has not generated any operating revenues as of March 31, 2005. As a result, the Company has incurred net losses of $897, $696 and $9,671 and negative cash flows from operating activities of $456, $672 and $8,197 for the three months ended March 31, 2005 and 2004 and for the period from February 12, 1999 (inception) to March 31, 2005, respectively. In addition, management believes that the Company will continue to incur net losses and cash flow deficiencies from operating activities for the foreseeable future.

               As of March 31, 2005, the Company had cash and cash equivalents of $3,704 and investments being held to maturity of $1,600. During the period from April 1, 2005 to April 28, 2005, the Company completed private placements resulting in net proceeds to the Company, after expenses, of approximately $1,970.  Management believes that the Company’s current resources will enable it to continue as a going concern through at least March 31, 2006 and, if necessary, that it can implement cost saving initiatives that can extend its operations after that period. Although the Company believes that its resources are sufficient to initiate and complete a Phase I clinical trial in epilepsy, the Company’s resources are not sufficient to allow it to perform clinical trials to enable drug approval and marketing. Accordingly, it will continue to seek additional funds through public or private equity offerings, debt financings or corporate collaboration and licensing arrangements. The Company does not know whether additional financing will be available when needed or if available, will be on acceptable or favorable terms to it or its stockholders.

Effective February 10, 2004, pursuant to a Merger Agreement (the “Merger Agreement”), Neurologix Research, Inc. (formerly known as Neurologix, Inc. and referred to herein as “ NRI”) merged (the “Merger”) with and into a wholly-owned subsidiary of Neurologix, Inc. (formerly known as Change Technology Partners, Inc. and referred to herein individually as “Neurologix” and, together with its subsidiary, as the “Company”) with NRI being the surviving corporation and becoming a wholly-owned subsidiary of the Company. As a result of the Merger, stockholders of NRI received an aggregate number of shares of Neurologix common stock representing approximately 68% of the total number of shares of Neurologix common stock outstanding after the Merger. Accordingly, the business combination has been accounted for as a reverse acquisition with NRI being the accounting parent and Neurologix being the accounting subsidiary. The Company’s condensed consolidated financial statements include the operations of Neurologix, being the accounting subsidiary, from the date of acquisition.

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

NEUROLOGIX, INC. AND SUBSIDIARY
(A Development Stage Company)
Notes to Unaudited Condensed Consolidated Financial Statements - (Continued)
(In thousands, except for share and per share amounts)

    (2)  The accounting policies followed by the Company are set forth in Note 2 to the Company’s consolidated financial statements included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2004, which are incorporated herein by reference.

    (3)  The results of operations for the three months ended March 31, 2005 are not necessarily indicative of the results to be expected for the full year.

    (4)  Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), provides for the use of a fair value based method of accounting for employee stock compensation. However, SFAS 123 also allows an entity to continue to measure compensation cost for stock options granted to employees using the intrinsic value method of accounting prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), which only requires charges to compensation expense for the excess, if any, of the fair value of the underlying stock at the date a stock option is granted (or at an appropriate subsequent measurement date) over the amount the employee must pay to acquire the stock, if such amounts differ materially from the historical amounts. The Company has elected to continue to account for employee stock options using the intrinsic value method under Opinion 25. By making that election, the Company is required by SFAS 123 and SFAS 148, “Accounting for Stock-Based Compensation -- Transition and Disclosure” to provide pro forma disclosures of net income (loss) and earnings (loss) per share as if a fair value based method of accounting had been applied. The Company has used the Black-Scholes option pricing model, as permitted by SFAS 123, to estimate the fair value of options granted to employees for such pro forma disclosures, as follows:

	Three months ended March 31,
	2005	2004
Net loss - as reported	$(897)	$(696)
Deduct total stock-based employee compensation expense determined under fair value-based method for all awards	(76)	(62)
Net loss - pro forma	$(973)	$(758)
Basic/diluted loss per share - as reported	$(0.04)	$(0.05)
Basic/diluted loss per share - pro forma	$(0.04)	$(0.05)

The following are the weighted-average assumptions used with the Black-Scholes pricing model:

	Three months ended March 31,
	2005	2004
Expected option term (years)	5	5
Risk-free interest rate (%)	3.68	3.15
Expected volatility (%)	111	152
Dividend yield (%)	0	0

NEUROLOGIX, INC. AND SUBSIDIARY
(A Development Stage Company)
Notes to Unaudited Condensed Consolidated Financial Statements - (Continued)
(In thousands, except for share and per share amounts)

As a result of amendments to SFAS 123, the Company will be required to expense the fair value of options over the vesting period beginning in the first quarter of the year ending December 31, 2006.

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

    (5)  Basic net loss per common share excludes the effect of potentially dilutive securities and is computed by dividing net income or loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted net income or loss per share is adjusted for the effect of convertible securities, warrants and other potentially dilutive financial instruments only in the periods in which such effect would have been dilutive.

The following securities were not included in the computation of diluted net loss per share because to do so would have had an anti-dilutive effect for the periods presented:

	March 31,
	2005	2004
Stock Options	2,283,459	1,420,835
Warrants	611,863	828,000
Series A Convertible Preferred Stock	645	645

(6)  Related Party Transactions:

Since the Merger, Refac, which is 90% owned by Palisade Concentrated Equity Partnership, L.P., a private equity partnership managed by Palisade Capital Management, L.L.C. (“PCM”), has provided consulting services to the Company at a basic monthly retainer of $5 subject to a quarterly adjustment, by mutual agreement, at the end of each calendar quarter to reflect the services rendered during such quarter. Either party has the right to terminate this agreement at any time without any prior notice. Under this arrangement, the Company has paid $23 and $40 with respect to services rendered during the three month periods ended March 31, 2005 and 2004, respectively.

Pursuant to the Merger Agreement, the Company paid Palisade Capital Securities, LLC (“PCS”), $200 for investment banking services rendered in connection with the Merger. PCS is an affiliate of Palisade Private Partnership, LP, a private equity partnership managed by PCM, which is the beneficial owner of approximately 26% of the Company’s outstanding Common Stock.

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

NEUROLOGIX, INC. AND SUBSIDIARY
(A Development Stage Company)
Notes to Unaudited Condensed Consolidated Financial Statements - (Continued)
(In thousands, except for share and per share amounts)

Effective April 1, 2005, the Company entered into an agreement with PCM for administrative support services at a rate of $3 per month. Either party has the right to terminate this agreement at any time upon 30 days prior notice.

Additionally, the Company maintains brokerage accounts with PCS for the Company’s marketable securities.

(7)  Employment Agreement with Dr. Michael Sorell

Effective September 21, 2004, the Board entered into an employment agreement with Michael Sorell, M.D. to serve as the President and Chief Executive Officer of the Company and NRI for an initial term of employment of 18 months, which will automatically be extended for an additional 18 months absent notice to the contrary from either party. Dr. Sorell’s initial annual base salary was $150, which was increased to $181 in March 2005 and to $200 in May 2005 based upon the achievement of specified financing objectives of the Company (see Notes 9 and 11). In addition to cash compensation, Dr. Sorell’s employment agreement also provides for the grant of options as described in Note 8.

(8)  Stock Options:

During 2000, the Company approved a stock option plan (the “Plan”) which provides for the granting of stock options and restricted stock to employees, independent contractors, consultants, directors and other individuals. A maximum of 800,000 shares of Common Stock were originally approved for issuance under the Plan by the Board. The Board has amended, subject to stockholder approval, the Plan to increase the number of shares available for issuance under the Plan by 500,000 shares. Without taking into account the 500,000 share increase approved by the Board, as of March 31, 2005, the Company had granted options for 27,892 shares in excess of the number of shares covered by the Plan.

Base Stock Option Grant - In connection with Dr. Sorell’s employment, the Company entered into a Stock Option Agreement with him pursuant to which it granted Dr. Sorell options to purchase up to 1,150,000 shares of Common Stock at an exercise price of $0.75 per share. These options include a base grant and an incentive grant. The base grant consists of an option to purchase 250,000 shares of Common Stock, 125,000 of which are vested. The remaining 125,000 shares vest as follows: 100,000 shares on December 31, 2005 and 25,000 shares on March 31, 2006.

Incentive Stock Option Grant - The incentive grant consists of an option to purchase up to 900,000 shares of the Company’s Common Stock at an exercise price of $0.75 per share (the “Incentive Grant”). This grant is subject to the Company’s ability to close one or more financings and/or corporate partner contributions (in the form of up-front payments or payments based on milestones which, in the judgment of the Board, are likely to be realized within eighteen months following such agreement) with gross proceeds totaling $5,000 (collectively referred to herein as the “Financing”) on or before June 30, 2005 at a weighted average per share price of at least $1.30. If the weighted average per share price is at least $1.30 per share but less than $2.65 (without taking into account the value of warrants, if any, included in the Financing), then, upon the final closing of the Financing, one percent (1%) of the shares of Company Common Stock underlying the Incentive Grant shall lapse for each $0.03 decrement of price below $2.65 per share. Through April 28, 2005, the Company has raised gross proceeds before expenses of approximately $5,216 at an average price of $1.44 per share.

NEUROLOGIX, INC. AND SUBSIDIARY
(A Development Stage Company)
Notes to Unaudited Condensed Consolidated Financial Statements - (Continued)
(In thousands, except for share and per share amounts)

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

The following table summarizes information about stock options outstanding at March 31, 2005:

	Number of Shares	Weighted Average Exercise Price
January 1, 2005	2,613,459*	$0.83
Granted	30,000	2.10
Exercised	(120,000)	0.75
Expired	(240,000)	0.75
March 31, 2005	2,283,459	$0.86
* Includes the Incentive Grant of 900,000 options to Dr. Sorell that will vest should the Company achieve certain financing goals as provided for under the terms of his employment. (See above)

(9)  Private Placement

During the period from February 4, 2005 to March 31, 2005, pursuant to a Stock Purchase Agreement, as amended, (the “Stock Purchase Agreement”) the Company sold and issued 2,435,452 shares of Common Stock to investors led by Merlin Biomed Group (the “Purchasers”), for an aggregate purchase price of $3,166, or $1.30 per share, resulting in net proceeds after expenses of approximately $3,056. The Purchasers also received five-year warrants to purchase a total of 608,863 shares of Common Stock at an exercise price of $1.625 per share. Beginning in August 2007 if the share price of the Company’s Common Stock exceeds $3.25 per share for any ten consecutive trading day period and certain other conditions are met, the Company may call any or all of the unexercised warrants by purchasing the warrants at a price of $0.01 each. Proceeds will be used for general corporate purposes, including clinical trials and research and development.

On April 4, 2005 pursuant to the Stock Purchase Agreement, the Company sold and issued an additional 38,462 shares of Common Stock to the Purchasers for an aggregate purchase price of $50, or $1.30 per share. The Purchasers also received five-year warrants to purchase a total of 9,615 shares.

(10)  Pro forma Financial Statements

As described in Note 1 above, NRI merged with and into a wholly-owned subsidiary of Neurologix on February 10, 2004. The following unaudited pro forma information summarizes the combined results of Neurologix and NRI for the three months ended March 31, 2004 as if the merger had occurred at the beginning of 2004.

NEUROLOGIX, INC. AND SUBSIDIARY
(A Development Stage Company)
Notes to Unaudited Condensed Consolidated Financial Statements - (Continued)
(In thousands, except for share and per share amounts)

Three Months Ended March 31, 2004
Net loss	($1,214)

Basic and diluted net loss per share	($0.05)

Weighted average common shares outstanding, basic and diluted	22,502,139

(11)  Subsequent Events

On April 25, 2005 NRI entered into an Amended and Restated Consulting Agreement (the "Kaplitt Agreement") with Dr. Michael G. Kaplitt, one of NRI’s scientific co-founders. NRI and Dr. Kaplitt had been party to a Consulting Agreement, dated October 1, 1999, as amended on October 8, 2003. Pursuant to the terms of the Kaplitt Agreement, Dr. Kaplitt will continue to provide advice and consulting services on an exclusive basis in scientific research on human gene therapy using adenovirus and adeno-associated virus vectors in the nervous system and to assist NRI and the Company in seeking financing and meeting with prospective investors. Dr. Kaplitt will also continue to serve as a member of NRI's Scientific Advisory Board. Dr. Kaplitt will be paid an annual retainer of $100 at such time as he determines that his receipt of compensation from NRI would not be considered to be in conflict with any clinical trial sponsored by NRI or with his employment. In connection with the execution of the Kaplitt Agreement, the Company granted Dr. Kaplitt nonqualified stock options to purchase 160,000 shares of the Company’s common stock. Although the options were not granted under the Plan, the options will be governed under the same terms as options granted under the Plan. The exercise price of the options is $2.05 per share. Twenty percent of the options became exercisable on the date of the grant, and twenty percent will vest on each anniversary following the date of the grant through 2009.  The fair value of the option of approximately $270 will be expensed over the vesting period.

On April 1, 2005 the Company entered into a License Agreement (the "KEIO Agreement") with KEIO University (“KEIO”), whereby KEIO granted to the Company the sole and exclusive right and license, under the ownership rights of the university, to certain patent rights and technical information throughout the world with the exception of Japan. Pursuant to the KEIO Agreement the Company paid KEIO an up front payment of $75 and will pay annual license maintenance fees of $50 payable on or before January 31 of each calendar year from 2006 to 2011, or, if earlier, until such time as the Company is actually commercially selling Products, as defined in the KEIO Agreement. Additionally, the Company will pay benchmark payments and royalties as defined in the KEIO Agreement. The KEIO Agreement is terminable by the Company upon 90 days notice.

On April 15, 2005 the Company entered into a Research Agreement with Auckland Uniservices, Ltd. for a total of $282 to be paid in three equal installments of $94 over an 18 month period with the first payment due on April 30, 2005. The research activities to be performed will include, but are not necessarily restricted to, gene therapy research studies on Parkinson's Disease. In addition, the research may include work on gene delivery systems, new viral and non-viral vectors, animal models of neurological and metabolic diseases and pre-clinical gene therapy studies on epilepsy and other neurological disorders.

NEUROLOGIX, INC. AND SUBSIDIARY
(A Development Stage Company)
Notes to Unaudited Condensed Consolidated Financial Statements
(In thousands, except for share and per share amounts)

On April 27, 2005 the Company entered into a development and manufacturing agreement (the “Development Agreement”) with Medtronic, Inc. (“Medtronic”). The Development Agreement provides that the Company will use its experience in technology relating to biologics for the treatment of Parkinson's disease and temporal lobe epilepsy and Medtronic will use its experience in delivery systems for biologic and pharmaceutical compositions to collaborate on a project through which Medtronic will develop a system for delivering biologics (the “Product”). Pursuant to the Development Agreement, the Company will pay development costs of $850 to Medtronic over the course of the project based upon development milestones. Following regulatory approval and commercialization of the Product, Medtronic and the Company will have a revenue sharing arrangement based on sales of the Product.

The Development Agreement will be in place for two years and will renew automatically for successive one-year periods thereafter, unless either party gives the other at least sixty days prior written notice of its intent not to renew. The Development Agreement provides that the Company will use Medtronic products for clinical studies relating to Parkinson’s disease and temporal lobe epilepsy and further provides that each of the parties shall have certain ownership rights to portions of the intellectual property associated with the project.

In conjunction with the Development Agreement, Medtronic International, Ltd. (a wholly-owned subsidiary of Medtronic and referred to herein as “Medtronic International”) increased its equity investment in the Company by $2,000, by purchasing 1,141,522 shares at a price of $1.752 per share, plus warrants to purchase 285,388 shares at an exercise price of $2.19 per share (the “Warrant”). The Company has the option to call the Warrant following the thirtieth month after the date of issuance, provided that at such time there will be a shelf registration statement effective for at least six months covering the shares of Common Stock underlying the Warrant. If the holder does not exercise the Warrant once the call option requirements have been met, the Company may redeem the Warrant at a price of $0.01 per Warrant Share. Following the closing of this transaction, Medtronic International owns approximately 8.8% of the Company’s outstanding stock.

Management’s Discussion and Analysis or Plan of Operation
(Dollar amounts, in thousands except for per share data)

Item 2 - Management’s Discussion and Analysis or Plan of Operation

Plan of Operation

Effective February 10, 2004, pursuant to a Merger Agreement (the “Merger Agreement”), Neurologix Research, Inc. (formerly known as Neurologix, Inc. and referred to herein as “NRI”) merged (the “Merger”) with and into a wholly-owned subsidiary of Neurologix, Inc. (formerly known as Change Technology Partners, Inc. and referred to herein individually as “Neurologix” and, together with its subsidiary, as the “Company”) with NRI being the surviving corporation and becoming a wholly-owned subsidiary of the Company. As a result of the Merger, stockholders of NRI received an aggregate number of shares of Neurologix common stock representing approximately 68% of the total number of shares of Neurologix common stock outstanding after the Merger. Accordingly, the business combination has been accounted for as a reverse acquisition with NRI being the accounting parent and Neurologix being the accounting subsidiary. The Company’s unaudited condensed consolidated financial statements include the operations of Neurologix, being the accounting subsidiary, from the date of acquisition.

The Company is in the development stage and is involved in the development of proprietary treatments for disorders of the brain and central nervous system using gene therapy and other innovative therapies. These treatments are designed as alternatives to conventional surgical and pharmacological treatments. To date, it has not generated any operating revenues and has incurred total net losses and aggregate negative cash flows from operating activities from inception to March 31, 2005 of $9,671 and $8,197, respectively.

The Company’s initial focus is to develop therapeutic products (i) to meet the needs of patients suffering from Parkinson’s disease and (ii) the needs of patients suffering from a type of human epilepsy known as temporal lobe epilepsy or “TLE.” As of May 10, 2005, gene transfer surgery has been performed on a total of 11 patients for its Company sponsored Phase I clinical trial for Parkinson’s disease (the “Clinical Trial”) and, depending upon obtaining the informed consent of qualified patients, the Company currently expects the 12th (and final) patient to undergo the gene transfer surgery by the end of 2005.

In October 2004, motivated by encouraging rodent studies, the Company entered into an agreement with Universida Federal de Sao Paolo to commence a non-human primate study for evaluating the toxicity and efficacy of using its technology in the brain for the treatment of epilepsy. The study is expected to begin and be completed by the end of 2005. Subject to the successful completion of this study, the Company plans to submit an Investigational New Drug application to the FDA in the second half of 2005 for permission to begin a Phase I clinical trial in temporal lobe epilepsy. The proposed clinical protocol was presented to the NIH Recombinant DNA Advisory Committee on September 23, 2004 and was reviewed favorably.

Under the Company’s research agreement with Cornell University for its Medical College, the Company will continue to fund the development of gene therapy approaches for neurodegenerative disorders, including Parkinson’s disease, Huntington’s disease, Alzheimer’s disease and epilepsy. In addition, the Company expects to hire a lab technician during the second quarter of 2005 to assist the research scientists working at its lab facility.

Management’s Discussion and Analysis or Plan of Operation
(Dollar amounts, in thousands except for per share data)

 As of March 31, 2005, the Company had cash and cash equivalents of $3,704 and investments being held to maturity of $1,600. During the period from April 1, 2005 to April 28, 2005, the Company completed private placements resulting in net proceeds to the Company, after expenses, of approximately $1,970.  Management believes that the Company’s current resources will enable it to continue as a going concern through at least March 31, 2006 and, if necessary, that it can implement cost saving initiatives that can extend its operations after that period. Although the Company believes that its resources are sufficient to initiate and complete a Phase I clinical trial in epilepsy, the Company’s resources are not sufficient to allow it to perform clinical trials to enable drug approval and marketing. Accordingly, it will continue to seek additional funds through public or private equity offerings, debt financings or corporate collaboration and licensing arrangements. The Company does not know whether additional financing will be available when needed or if available, will be on acceptable or favorable terms to it or its stockholders.

Critical Accounting Policies

The Company’s discussion and analysis and plan of operation is based upon the Company’s condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements filed with the Securities and Exchange Commission. The preparation of these unaudited condensed consolidated financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to fixed assets, intangible assets, stock-based compensation, income taxes and contingencies. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

The accounting policies and estimates used as of December 31, 2004, as outlined in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2004, have also been applied for the three months ended March 31, 2005.

Results of Operations

Three Months Ended March 31, 2005 Compared to the Three Months Ended March 31, 2004

Revenues. The Company did not generate any operating revenues during the three months ended March 31, 2005 and 2004.

Costs and Expenses.

Research and Development. Research and development expenses increased by $168 during the three months ended March 31, 2005 to $502 as compared to $334 during the same period in 2004. The Company is sponsoring the Clinical Trial at North Shore University Hospital and Cornell University for its Medical College under which the Company makes payments based upon when the patient treatment commences. During the first quarter of 2005, the Company commenced treatment of three (3) patients at a cost of $193 whereas in the first quarter of 2004, it paid $65 to these institutions covering the 1 patient that commenced treatment during such quarter. In addition, the Company incurred costs associated with impairment on certain intellectual property of $89. Other research and development expenses decreased by an aggregate of $49.

Management’s Discussion and Analysis or Plan of Operation
(Dollar amounts, in thousands except for per share data)

General and Administrative. General and administrative expenses increased by $86 to $429 during the three months ended March 31, 2005, as compared to $343 during the comparable period in 2004. The increase in 2005 is primarily related to the fact that the operations of Neurologix, which accounted for $251 of such expenses during the first quarter of 2005, only accounted for $158 of such expenses during 2004 because during the first quarter of 2004 the operations of Neurologix were only included from the date of the Merger (February 10, 2004) through March 31, 2004. This increase was offset by an overall decrease in other general and administrative expenses of $7.

Interest Income, Net. The Company had net interest income of $34 during the three months ended March 31, 2005 as compared to net interest expense of $19 during the three months ended March 31, 2004. This increase is a result of the closing of the Merger on February 10, 2004, which enabled the Company to satisfy its loans to related parties, thereby eliminating the related interest expense and providing it with interest bearing cash accounts and cash equivalents, as well as the interest earned on private placement proceeds received during the first quarter of 2005.

Liquidity and Capital Resources.

Cash and cash equivalents were $3,704 and investments being held to maturity were $1,600 at March 31, 2005.

The Company is still in the development stage and has not generated any operating revenues as of March 31, 2005. In addition, the Company will continue to incur net losses and cash flow deficiencies from operating activities for the foreseeable future.

        As of March 31, 2005, the Company had cash and cash equivalents of $3,704 and investments being held to maturity of $1,600. During the period from April 1, 2005 to April 28, 2005, the Company completed private placements resulting in net proceeds to the Company, after expenses, of approximately $1,970.  Management believes that the Company’s current resources will enable it to continue as a going concern through at least March 31, 2006 and, if necessary, that it can implement cost saving initiatives that can extend its operations after that period. Although the Company believes that its resources are sufficient to initiate and complete a Phase I clinical trial in epilepsy, the Company’s resources are not sufficient to allow it to perform clinical trials to enable drug approval and marketing. Accordingly, it plans to seek additional funds through public or private equity offerings, debt financings or corporate collaboration and licensing arrangements. The Company does not know whether additional financing will be available when needed, or if available, will be on acceptable or favorable terms to it or its stockholders.

Operating activities used $456 of cash during the three months ended March 31, 2005 as compared to $672 during the same period in 2004.

Net cash used in investing activities during the three month periods ended March 31, 2005 and 2004 were $99 and $44, respectively, primarily for the purchases marketable securities and development of intangible assets.

Net cash provided by financing activities was $3,137 during the three months ended March 31, 2005, principally from the closing of the private placement. During the three months ended March 31, 2004, financing activities provided $5,036, principally from cash acquired in the Merger ($5,413), partially offset by Merger-related costs ($375).

Management’s Discussion and Analysis or Plan of Operation
(Dollar amounts, in thousands except for per share data)

Recent Accounting Pronouncements

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

    In December 2004, the FASB issued SFAS No. 123(R) - Share-Based Payment, which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 123(R) supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and amends SFAS No. 95, “Statement of Cash Flows”. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. In April 2005, the SEC adopted a new rule which defers the compliance date of SFAS No. 123(R) for the Company until the first interim or annual reporting period beginning after December 15, 2005. As a result, the Company will be required to expense the fair value of options granted over the service period beginning in the first quarter of the year ending December 31, 2006. The Company is still evaluating the impact the adoption of this standard will have on its financial statements.

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

Other factors and assumptions not identified above could also cause the actual results to differ materially from those set forth in the forward-looking statements. Additional information regarding factors which could cause results to differ materially from management’s expectations is found in the section entitled “Risk Factors” contained in the Company’s 2004 Annual Report on Form 10-KSB. Although the Company believes these assumptions are reasonable, no assurance can be given that they will prove correct. Accordingly, you should not rely upon forward-looking statements as a prediction of actual results. Further, the Company undertakes no obligation to update forward-looking statements after the date they are made or to conform the statements to actual results or changes in the Company’s expectations.

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

(b) Internal Control Over Financial Reporting. There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

As disclosed in the Current Reports on Form 8-K filed by the Company on February 10, February 25, March 4, April 8 and May 2, 2005, between February 4, 2005 and April 27, 2005, the Company issued and sold 3,615,436 shares of Common Stock and warrants to purchase 903,866 shares of Common Stock for a weighted average purchase price of $1.44 per share. Total expenses incurred for the Company's account in connection with the issuance and distribution of the securities are estimated to be $190,000, all of which were legal fees. This resulted in net proceeds after expenses of approximately $5,026,000. Proceeds from such issuance and sale will be used for the Company's general corporate purposes, including clinical trials and research and development.

Item 6. Exhibits

                See Exhibit Index

Signatures

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEUROLOGIX, INC.

May 13, 2005	/s/Michael Sorell
Michael Sorell, President and CEO

May 13, 2005	/s/Mark S. Hoffman
Mark S. Hoffman, Secretary and Treasurer

EXHIBIT INDEX

Exhibit No.	Exhibit

10.1
Stock Purchase Agreement, dated as of February 4, 2005, by and among Neurologix, Inc, Merlin Biomed Long Term Appreciation Fund LP and Merlin Biomed Offshore Master Fund LP. (filed as an exhibit to the Registrant’s Report on Form 8-K, dated February 10, 2005 and incorporated herein by reference).

10.2	Form of Warrant Certificate (filed as an exhibit to the Registrant’s Report on Form 8-K, dated February 10, 2005 and incorporated herein by reference).

10.3
Registration Rights Agreement, dated as of February 4, 2005, by and among Neurologix, Inc, Merlin Biomed Long Term Appreciation Fund LP and Merlin Biomed Offshore Master Fund LP. (filed as an exhibit to the Registrant’s Report on Form 8-K, dated February 10, 2005 and incorporated herein by reference).

10.4
Amendment No. 1 to the Stock Purchase Agreement, dated as of February 9, 2005, by and between Neurologix, Inc. and Copper Spire Fund Portfolio. (filed as an exhibit to the Registrant’s Report on Form 8-K, dated February 10, 2005 and incorporated herein by reference).

10.5
Form of Amendment to the Stock Purchase Agreement dated as of February 4, 2005, by and among Neurologix, Inc, Merlin Biomed Long Term Appreciation Fund LP and Merlin Biomed Offshore Master Fund LP. (filed as an exhibit to the Registrant’s Report on Form 8-K, dated February 25, 2005 and incorporated herein by reference).

10.6
Employment Agreement, dated as of September 21, 2004, between Michael Sorell, M.D. and Neurologix, Inc. (filed as an exhibit to the Registrant’s Report on Form 8-K, dated March 18, 2005 and incorporated herein by reference).

10.7
Stock Option Agreement, dated as of September 21, 2004, between Michael Sorell, M.D. and Neurologix, Inc. (filed as an exhibit to the Registrant’s Report on Form 8-K, dated March 18, 2005 and incorporated herein by reference).

10.8	Development and Manufacturing Agreement by and among Neurologix, Inc. and Neurologix Research, Inc. and Medtronic, Inc., dated as of April 27, 2005. **

13.1	Note 2 to the Company’s consolidated financial statements contained in the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004 is incorporated herein by reference.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer. **

31.2	Rule 13a-14(a)/15d-14(a) Certification of Secretary and Treasurer (as Principal Financial Officer). **

32.1	Section 1350 Certification, Chief Executive Officer and Secretary and Treasurer (as Principal Financial Officer). **

__________
** Filed herewith