Form 10QSB
period 2005-06-30
NEUROLOGIX INC/DE
filed 2005-08-12
CIK 356591

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-QSB

(Mark One)

|X|      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the quarter ended June 30, 2005

|_|      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ____ to ____


                       COMMISSION FILE NUMBER: 000-13347


                               NEUROLOGIX, INC.
                (Name of Small Business Issuer in its charter)


                 DELAWARE                          06-1582875
       --------------------------------      ----------------------
      (State or other jurisdiction of           I.R.S. Employer
      Incorporation or organization)          Identification No.)


           ONE BRIDGE PLAZA, FORT LEE, NEW JERSEY                    07024
    --------------------------------------------------------------------------
          (Address of principal executive offices)                  (Zip Code)


                                (201) 592-6451
          ---------------------------------------------------------
               (Issuer's telephone number, including area code)


                                      N/A
       ----------------------------------------------------------------
             (Former name, former address and former fiscal year,
                         if changed since last report)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|.


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

         At August 8, 2005 there were outstanding 26,532,924 shares of the Registrant's Common Stock, $.001 par value.

Transitional Small Business Disclosure Format:  Yes |_| No |X|.

PART I. FINANCIAL INFORMATION

Item 1 - Financial Statements
    Condensed Consolidated Balance Sheet (Unaudited)                        1
    Condensed Consolidated Statements of Operations (Unaudited)             2
    Condensed Consolidated Statements of Changes in Stockholders'
      Equity (Deficiency) (Unaudited)                                       3
    Condensed Consolidated Statements of Cash Flows (Unaudited)             4
    Notes to Condensed Consolidated Financial Statements (Unaudited)        5

Item 2 - Management's Discussion and Analysis or Plan of Operation         13

Item 3 - Controls and Procedures                                           18

PART II. OTHER INFORMATION                                                 19

Item 2. - Unregistered Sales of Equity Securities and Use of Proceeds      19

Item 4. - Submission of Matters to a Vote of Security Holders              19

Item 6. - Exhibits                                                         19

PART I. FINANCIAL INFORMATION

Item 1 - Financial Statements
-----------------------------


                                        NEUROLOGIX, INC. AND SUBSIDIARY
                                         (A Development Stage Company)
                                     CONDENSED CONSOLIDATED BALANCE SHEET
                                                  (UNAUDITED)
                            (Amounts in thousands, except share and per share data)

                                                                                                         June 30,
                                                                                                           2005
                                                                                                     ---------------
ASSETS                                                                                                 (UNAUDITED)
Current assets:

  Cash and cash equivalents                                                                                 $1,769
  Investments being held to maturity                                                                         3,997
  Prepaid expenses and other current assets                                                                     58
                                                                                                     -----------------
     Total current assets                                                                                    5,824

Equipment, less accumulated depreciation of $221                                                               170
Intangible assets, less accumulated amortization of $68                                                        406

Investments in unconsolidated affiliates                                                                         8
Other assets                                                                                                     6
                                                                                                     -----------------
   Total Assets                                                                                             $6,414
                                                                                                     =================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses                                                                       $226
  Current portion of capital lease obligations                                                                  15
                                                                                                     -----------------
   Total current liabilities                                                                                   241

  Capital lease obligations, net of current portion                                                              5
                                                                                                     -----------------
   Total Liabilities                                                                                           246
                                                                                                     -----------------

Commitments and contingencies

Stockholders' equity:
  Preferred stock:
      Series A - $.06 per share cumulative, convertible 1-for-25 into common stock; $.10 par value; 500,000 shares authorized, 645 shares issued and outstanding with an aggregate
      liquidation preference of $1 per share                                                                     -
  Common stock:
      $.001 par value; 60,000,000 shares authorized, 26,532,924 issued and outstanding                          27
Additional paid-in capital                                                                                  17,968
Unearned compensation                                                                                         (834)
Deficit accumulated during the development stage                                                           (10,993)
                                                                                                     -----------------
   Total stockholders' equity                                                                                6,168
                                                                                                     -----------------
   Total Liabilities and Stockholders' Equity                                                               $6,414
                                                                                                     =================

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

                                                                                                              For the period
                                                                                                            February 12, 1999
                                                   Six Months                     Three Months             (inception) through
                                                 Ended June 30,                  Ended June 30,               June 30, 2005
                                         --------------------------------------------------------------------------------------
                                              2005             2004             2005            2004
                                         --------------------------------------------------------------------------------------

Operating expenses:
    Research and development                   $1,313            $767            $811            $433                 $6,296
    General and administrative expenses           997             801             568             458                  4,517
                                         ---------------------------------------------------------------------------------------
Loss from operations                           (2,310)         (1,568)         (1,379)           (891)               (10,813)
                                         ---------------------------------------------------------------------------------------

Other income (expense):
Dividend, interest and other income                93              25              58              25                    227
Interest expense-related parties                   (2)            (19)             (1)              -                   (407)
                                         ---------------------------------------------------------------------------------------
     Other income (expense), net                   91               6              57              25                   (180)
                                         ---------------------------------------------------------------------------------------
Net loss                                      $(2,219)        $(1,562)        $(1,322)          $(866)              $(10,993)
                                         =======================================================================================

Basic and diluted net loss per share          $ (0.09)         $(0.08)         $(0.05)         $(0.04)
                                         =================================================================

Weighted average common shares
outstanding, basic and diluted             24,839,303      18,992,874      25,980,353      22,519,214
                                         =================================================================


             See accompanying notes to the unaudited condensed consolidated financial statements.




                                             NEUROLOGIX, INC. AND SUBSIDIARY
                                              (A Development Stage Company)
                    CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)
                     FOR THE PERIOD FROM FEBRUARY 12, 1999 (DATE OF INCEPTION) THROUGH JUNE 30, 2005
                                                       (UNAUDITED)
                                        (Amounts in thousands, except share data)

                                                                                                            Deficit
                                                                                                          Accumulated
                                                       Common Stock           Additional                  During the
                                                 --------------------------    Paid-in       Unearned     Development
                                                    Shares        Amount       Capital     Compensation       Stage     Total
                                                 ------------------------------------------------------------------------------

Sale of common stock to founders                    6,004,146        $0           $4           $-               $-         $4
Net loss                                                    -         -            -            -             (328)      (328)
                                                 ------------------------------------------------------------------------------
Balance, December 31, 1999                          6,004,146         0            4            -             (328)      (324)
Net loss                                                    -         -            -            -           (1,055)    (1,055)
                                                 ------------------------------------------------------------------------------
Balance, December 31, 2000                          6,004,146         0            4            -           (1,383)    (1,379)
Stock options granted for services                          -         -            9            -                -          9
Common stock issued for intangible assets at
$0.09 per share                                       259,491         -           24            -                -         24
Net loss                                                    -         -            -            -             (870)      (870)
                                                 ------------------------------------------------------------------------------
Balance, December 31, 2001                          6,263,637         0           37            -           (2,253)    (2,216)
Retirement of founder shares                          (33,126)        -            -            -                -          -
Common stock issued pursuant to license
agreement at $1.56 per share                          368,761         -          577         (577)               -          -
Private placement of Series B preferred stock               -         -        2,613            -                -      2,613
Amortization of unearned compensation                       -         -            -           24                -         24
Net loss                                                    -         -            -            -           (1,310)    (1,310)
                                                 -------------------------------------------------------------------------------
Balance, December 31, 2002                          6,599,272         0        3,227         (553)          (3,563)      (889)
Sale of common stock                                  276,054         0           90          (89)               -          1
Amortization of unearned compensation                       -         -            -          164                -        164
Net loss                                                    -         -            -            -           (2,274)    (2,274)
                                                 -------------------------------------------------------------------------------
Balance, December 31, 2003                          6,875,326         0        3,317         (478)          (5,837)    (2,998)
Conversion of note payable to common stock          1,091,321         1        2,371            -                -      2,372
Conversion of mandatory redeemable preferred
stock to common stock                               6,086,991         6          494            -                -        500
Conversion of Series B convertible stock to
common stock                                        1,354,746         1           (1)           -                -          -
Effects of reverse acquisition                      7,103,020        14        5,886            -                -      5,900
Amortization of unearned compensation                       -         -            -           202               -        202
Stock options granted for services                          -         -           42           (42)              -          -
Exercise of stock options                              10,000         -           15             -               -         15
Net loss                                                    -         -            -             -          (2,937)    (2,937)
                                                 ------------------------------------------------------------------------------
Balance, December 31, 2004                         22,521,404        22       12,124          (318)         (8,774)     3,054
Amortization of unearned compensation                       -         -            -           155               -        155
Stock options granted for services                          -         -          671          (671)              -          -
Private placement of common stock, net of
expense                                             3,615,466         5        5,061             -               -      5,066
Exercise of stock options                             396,054         -          112             -               -        112
Net loss                                                    -         -            -             -          (2,219)    (2,219)
                                                 ------------------------------------------------------------------------------
Balance, June 30, 2005                             26,532,924       $27      $17,968         $(834)       $(10,993)    $6,168
                                                 ==============================================================================


                        See accompanying notes to the unaudited condensed consolidated financial statements.




                                             NEUROLOGIX, INC. AND SUBSIDIARY
                                              (A Development Stage Company)
                                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                       (UNAUDITED)
                                                 (Amounts in thousands)



                                                                                 Six Months                   For the period
                                                                                Ended June 30,               February 12, 1999
                                                                     -------------------------------------  (inception) through
                                                                             2005               2004           June 30, 2005
                                                                     ------------------ -----------------------------------------

Operating activities:
  Net loss                                                                 $(2,219)            $(1,562)            $(10,993)
Adjustments to reconcile net loss to net cash used in
operating activities:
     Depreciation                                                               39                  36                  229
     Amortization                                                               13                  12                   82
     Stock options granted for services                                          -                   -                    9
     Impairment of intangible assets                                            89                   -                  140
     Amortization of unearned compensation                                     155                 105                  545
     Non-cash interest expense                                                   2                  19                  378
     Changes in operating assets and liabilities                               (42)               (260)                 (94)
                                                                     ------------------ ------------------ -----------------------
          Net cash used in operating activities                             (1,963)             (1,650)              (9,704)
                                                                     ------------------ ------------------ -----------------------
Investing activities:
   Security deposits paid                                                        -                   -                   (7)
   Purchases of equipment                                                      (32)                (59)                (285)
   Development of intangible assets                                           (123)                (43)                (603)
   Purchases of marketable securities                                       (3,597)             (2,787)             (11,070)
   Proceeds from sale of marketable securities                               1,200                   -                7,073
                                                                     ------------------ ------------------ -----------------------
          Net cash used in investing activities                             (2,552)             (2,889)              (4,892)
                                                                     ------------------ ------------------ -----------------------
Financing activities:
   Proceeds from note payable                                                    -                   -                1,100
   Borrowings from related party                                                 -                   -                2,000
   Cash acquired in Merger                                                       -               5,413                5,413
   Merger-related costs                                                          -                (375)                (375)
   Payments of capital lease obligations                                       (16)                 (8)                 (85)
   Stock issuance costs                                                       (150)                  -                 (150)
   Proceeds from exercise of stock options                                     112                  15                  132
   Proceeds from issuance of common stock                                    5,216                   -                5,216
   Proceeds from issuance of preferred stock                                     -                   -                3,114
                                                                     ------------------ ------------------ -----------------------
          Net cash provided by financing activities                          5,162               5,045               16,365
                                                                     ------------------ ------------------ -----------------------
Net increase in cash and cash equivalents                                      647                 506                1,769
Cash and cash equivalents, beginning of period                               1,122                 755
                                                                     ------------------ ------------------ -----------------------
Cash and cash equivalents, end of period                                    $1,769              $1,261               $1,769
                                                                     ================== ================== =======================
Supplemental disclosure of non-cash investing and financing
activities:
   Issuance of common stock to pay debt                                          -              $2,372               $2,372
                                                                     ================== ================== =======================
   Reverse acquisition - net liabilities assumed, excluding cash                 -               $(214)               $(214)
                                                                     ================== ================== =======================
   Mandatory redeemable convertible preferred stock
   converted to common stock                                                     -                $500                 $500
                                                                     ================== ================== =======================
   Common stock issued to acquire  intangible assets                             -                   -                  $24
                                                                     ================== ================== =======================
   Stock options granted for services                                         $671                 $42                 $722
                                                                     ================== ================== =======================
   Common stock issued pursuant to license agreement                             -                   -                 $577
                                                                     ================== ================== =======================
   Acquisition of equipment through capital leases                               -                   -                 $106
                                                                     ================== ================== =======================
See accompanying notes to the unaudited condensed consolidated financial statements.


                        NEUROLOGIX, INC. AND SUBSIDIARY
                         (A Development Stage Company)
        Notes to Unaudited Condensed Consolidated Financial Statements
            (In thousands, except for share and per share amounts)


         (1) The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. Accordingly, the consolidated financial statements do not include all information and notes required by accounting principles generally accepted in the United States for complete annual financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of only normal recurring adjustments, considered necessary for a fair presentation. These unaudited condensed consolidated financial statements should be read in conjunction with the Annual Report on Form 10-KSB of Neurologix, Inc. and its subsidiaries (the "Company") as of and for the year ended December 31, 2004.

         The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company is in the development stage and has not generated any operating revenues as of June 30, 2005. As a result, the Company has incurred net losses of $2,219, $1,562 and $10,993 and negative cash flows from operating activities of $1,963, $1,650 and $9,704 for the six months ended June 30, 2005 and 2004 and for the period from February 12, 1999 (inception) to June 30, 2005, respectively. In addition, management believes that the Company will continue to incur net losses and cash flow deficiencies from operating activities for the foreseeable future.

         As of June 30, 2005, the Company had cash and cash equivalents of $1,769 and investments being held to maturity of $3,997. Management believes that the Company's current resources will enable it to continue as a going concern through at least June 30, 2006. Although the Company believes that its resources are sufficient to complete a Phase I clinical trial for Parkinson's disease and to initiate a Phase I clinical trial for epilepsy, the Company's resources are not sufficient to allow it to perform all of the clinical trials required for drug approval and marketing. Accordingly, it will continue to seek additional funds through public or private equity offerings, debt financings or corporate collaboration and licensing arrangements. The Company does not know whether additional financing will be available when needed, or if available, will be on acceptable or favorable terms to it or its stockholders.

         On February 10, 2004, pursuant to a Merger Agreement (the "Merger Agreement"), Neurologix Research, Inc. (formerly known as Neurologix, Inc. and referred to herein as "NRI") merged (the "Merger") with and into a wholly-owned subsidiary of Neurologix, Inc. (formerly known as Change Technology Partners, Inc. and referred to herein individually as "Neurologix" and, together with its subsidiary, as the "Company") with NRI being the surviving corporation and becoming a wholly-owned subsidiary of the Company. As a result of the Merger, stockholders of NRI received an aggregate number of shares of Neurologix common stock representing approximately 68% of the total number of shares of Neurologix common stock outstanding after the Merger. Accordingly, the business combination has been accounted for as a reverse acquisition with NRI being the accounting parent and Neurologix being the accounting subsidiary. The Company's condensed consolidated financial statements include the operations of Neurologix, being the accounting subsidiary, from the date of acquisition.

                        NEUROLOGIX, INC. AND SUBSIDIARY
                         (A Development Stage Company)
        Notes to Unaudited Condensed Consolidated Financial Statements
            (In thousands, except for share and per share amounts)


         On September 10, 2004, pursuant to the written consent of stockholders owning approximately 59% of the Company's common stock, $.001 par value (the "Common Stock"), the Company amended and restated its Certificate of Incorporation, as a result of which it effected a reverse stock split of the shares of Common Stock at a ratio of 1 for 25 and reduced the Company's number of authorized shares of Common Stock from 750,000,000 to 60,000,000. All information related to Common Stock, preferred stock, options and warrants to purchase Common Stock and earnings per share included in the accompanying consolidated financial statements has been retroactively adjusted to give effect to the Company's 1 for 25 reverse stock split, which became effective on September 10, 2004.

         (2) The accounting policies followed by the Company are set forth in
Note 2 to the Company's consolidated financial statements included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2004, which are incorporated herein by reference.

         (3) The results of operations for the three and six month periods ended June 30, 2005 are not necessarily indicative of the results to be expected for the full year.

         (4) Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), provides for the use of a fair value based method of accounting for employee stock compensation. However, SFAS 123 also allows an entity to continue to measure compensation cost for stock options granted to employees using the intrinsic value method of accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), which only requires charges to compensation expense for the excess, if any, of the fair value of the underlying stock at the date a stock option is granted (or at an appropriate subsequent measurement date) over the amount the employee must pay to acquire the stock, if such amounts differ materially from the historical amounts. The Company has elected to continue to account for employee stock options using the intrinsic value method under Opinion 25. By making that election, the Company is required by SFAS 123 and SFAS 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure" to provide pro forma disclosures of net income (loss) and earnings (loss) per share as if a fair value based method of accounting had been applied. The Company has used the Black-Scholes option pricing model, as permitted by SFAS 123, to estimate the fair value of options granted to employees for such pro forma disclosures and amortized such value over the vesting period, as follows:


                                                         Six Months Ended           Three Months Ended
                                                             June 30,                    June 30,
                                                   ---------------------------- --------------------------
                                                        2005           2004           2005         2004
                                                   ------------ --------------- ------------- ------------
Net loss - as reported                                 (2,219)        $(1,562)      (1,322)        $(866)
Deduct total stock-based employee compensation
expense determined under fair value-based method
for all awards                                           (701)            (84)        (625)          (22)
                                                   ------------ --------------- ------------- ------------
Net loss - pro forma                                  $(2,920)        $(1,646)     $(1,947)        $(888)
                                                   ============ =============== ============= ============
Basic/diluted loss per share - as reported             $(0.09)        $ (0.08)      $(0.05)       $(0.04)
                                                   ============ =============== ============= ============
Basic/diluted loss per share - pro forma               $(0.12)        $ (0.09)      $(0.07)       $(0.04)
                                                   ============ =============== ============= ============


         The following are the weighted-average assumptions used with the Black-Scholes pricing model:

                                         Six months ended
                                             June 30,
                                   -----------------------------
                                        2005           2004
                                   --------------- -------------
Expected option term (years)             5              5
Risk-free interest rate (%)         3.70 - 3.78    3.15 - 3.79
Expected volatility (%)              102 - 103      147 - 152
Dividend yield (%)                       0              0


         As a result of amendments to SFAS 123, the Company will be required to expense the fair value of options over the service period beginning in the first quarter of the year ending December 31, 2006.

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

         (5) Basic net loss per common share excludes the effect of potentially dilutive securities and is computed by dividing net income or loss available to common stockholders by the weighted average number of common shares outstanding for the period. The Company's dividend requirements on its Series A preferred stock are not material, and, accordingly, loss applicable to the Common Stock equaled net loss in each period presented in the accompanying condensed consolidated statements of operations. Diluted net income or loss per share is adjusted for the effect of convertible securities, warrants and other potentially dilutive financial instruments only in the periods in which such effect would have been dilutive.

         The following securities were not included in the computation of diluted net loss per share because to do so would have had an anti-dilutive effect for the periods presented:

                                                              June 30,
                                                    --------------------------
                                                        2005           2004
                                                    --------------------------
          Stock Options                                2,235,220     1,423,831
          Warrants                                     1,519,056       828,000
          Series A Convertible Preferred Stock               645           645

         (6) Related Party Transactions:

         Since the Merger, Refac, which is 90% owned by Palisade Concentrated Equity Partnership, L.P., a private equity partnership managed by Palisade Capital Management, L.L.C. ("PCM"), has provided consulting services to the Company at a basic monthly retainer of $5 subject to a quarterly adjustment, by mutual agreement, at the end of each calendar quarter to reflect the services rendered during such quarter. Either party has the right to terminate this agreement at any time without any prior notice. Under this arrangement, the Company has paid $39 and $56 with respect to services rendered during the six-month periods ended June 30, 2005 and 2004, respectively.

         Effective with the closing of the Merger, the Company relocated its corporate offices to One Bridge Plaza, Fort Lee, New Jersey 07024. The Company used these premises on a month-to-month basis under a verbal agreement with Palisade Capital Securities, LLC ("PCS"), an affiliate of PCM, that did not require the payment of rent. On August 10, 2004, the Company entered into a sublease with PCS for the lease of space at One Bridge Plaza, Fort Lee, New Jersey through January 31, 2008 at a base annual rent of approximately $35. The rent that the Company pays to PCS is the same rental amount that PCS pays under its master lease for this space.

         Effective April 1, 2005, the Company entered into an agreement with PCM for administrative support services at a rate of $3 per month. Either party has the right to terminate this agreement at any time upon 30 days prior notice.

         Additionally, the Company maintains brokerage accounts with PCS for the Company's marketable securities.

         (7) Employment Agreement with Dr. Michael Sorell

         Effective September 21, 2004, the Board of Directors entered into an employment agreement with Michael Sorell, M.D. to serve as the President and Chief Executive Officer of the Company and NRI for an initial term of employment of 18 months, which will automatically be extended for an additional 18 months absent notice to the contrary from either party. Dr. Sorell's initial annual base salary was $150, which was increased to $181 in March 2005 and to $200 in May 2005 based upon the achievement of specified financing objectives of the Company (see Note 10). In addition to cash compensation, Dr. Sorell's employment agreement also provides for the grant of options as described in Note 9.

         (8) Consulting Agreements

         On April 25, 2005 NRI entered into an Amended and Restated Consulting Agreement (the "Kaplitt Agreement") with Dr. Michael G. Kaplitt, one of NRI's scientific co-founders. NRI and Dr. Kaplitt had been parties to a Consulting Agreement, dated October 1, 1999, as amended on October 8, 2003. Pursuant to the terms of the Kaplitt Agreement, Dr. Kaplitt will continue to provide advice and consulting services on an exclusive basis in scientific research on human gene therapy in the nervous system. Dr. Kaplitt will also continue to serve as a member of NRI's Scientific Advisory Board. Dr. Kaplitt will be paid an annual retainer of $100 at such time as he determines that his receipt of compensation from NRI would not be considered to compromise any clinical trial sponsored by NRI. In connection with the execution of the Kaplitt Agreement, the Company granted Dr. Kaplitt nonqualified stock options to purchase 160,000 shares of Common Stock (see Note 9).

         On June 20, 2005, the Company executed a Consulting Agreement (the "Hertzog Agreement") with David B. Hertzog. The Hertzog Agreement is effective as of May 16, 2005. The Hertzog Agreement provides that Mr. Hertzog will provide to the Company on a part-time basis independent consulting services with respect to legal and financial regulatory matters. The term of the Hertzog Agreement is one year, although the Hertzog Agreement may be earlier terminated under certain circumstances. The Hertzog Agreement provides that Mr. Hertzog will receive compensation of $100, payable in equal monthly installments. Mr. Hertzog received stock options to acquire up to 250,000 shares of Common Stock (see Note 9). The Company will also reimburse Mr. Hertzog for his reasonable expenses and indemnify him for certain losses incurred in connection with the services performed under the Hertzog Agreement. Mr. Hertzog is required to keep confidential certain information received from the Company.

         (9) Stock Options:

         During 2000, the Company approved a stock option plan (the "Plan") which provides for the granting of stock options and restricted stock to employees, independent contractors, consultants, directors and other individuals. A maximum of 800,000 shares of Common Stock were originally approved for issuance under the Plan by the Board. The Plan was amended by the Board and the Company's stockholders to increase the number of shares available for issuance by 500,000 shares. As of June 30, 2005, the Company had 42,108 shares available for issuance under the Plan.

         In connection with Dr. Sorell's employment, the Company entered into a Stock Option Agreement with him pursuant to which it granted Dr. Sorell options to purchase up to 1,150,000 shares of Common Stock at an exercise price of $0.75 per share. These options include a base grant and an incentive grant.

         Base Stock Option Grant - The base grant consists of an option to purchase 250,000 shares of Common Stock, 125,000 of which are vested. The remaining 125,000 shares vest as follows: 100,000 shares on December 31, 2005 and 25,000 shares on March 31, 2006.

         Incentive Stock Option Grant - The incentive grant consists of options to purchase 537,815 shares of Common Stock at an exercise price of $0.75 per share (the "Incentive Grant"). The number of shares issuable under the Incentive Grant was determined by reference to the amount of gross proceeds raised in equity financings by the Company on or before June 30, 2005, taking into account the price per share paid for Common Stock issued in such financings. Through June 30, 2005, the Company raised gross proceeds of approximately $5,216 at an average price of $1.44 per share.

         One-third (1/3) of the shares covered by the Incentive Grant became exercisable on April 27, 2005, with the balance of the shares vesting ratably over a twenty-four (24) month period commencing April 27, 2005. The options have a maximum ten-year term and are subject to accelerated vesting in the event that Dr. Sorell's employment is terminated by the Company without cause, due to his death or disability or upon a change in control. If Dr. Sorell's employment is terminated by the Company for cause or by Dr. Sorrell voluntarily, then the unvested portion of his options will immediately terminate as of the date of such termination of employment. Of the total options granted to Dr. Sorell, 273,892 were granted pursuant to the Plan in order to qualify as incentive stock options, and the remaining 513,923 options were not granted under the Plan or any other shareholder-approved plan, but are governed by terms identical to the provisions of the Plan.

         In connection with the execution of the Kaplitt Agreement, the Company granted Dr. Kaplitt nonqualified stock options to purchase 160,000 shares of Common Stock. Although the options were not granted under the Plan, the options will be governed under the same terms as options granted under the Plan. The exercise price of the options is $2.05 per share. Twenty percent of the options became exercisable on the date of the grant, and twenty percent will vest on each anniversary following the date of the grant through 2009. The fair value of the options of approximately $270 is being expensed over the term of the Kaplitt Agreement.

         In connection with the execution of a Scientific Advisory Board Agreement, dated January 26, 2005 (the "Lowenstein Agreement"), with Daniel Lowenstein, Mr. Lowenstein received stock options to acquire up to 30,000 shares of Common Stock pursuant to the Plan, which options will expire on January 26, 2010. The exercise price of the options is $2.10 per share. One-third of the options vested on January 26, 2005, and one-third will vest on each of January 26, 2006 and January 26, 2007. The fair value of the options of approximately $51 is being expensed ratably over the term of the Lowenstein Agreement, which is 3 years.

         Under the terms of the Hertzog Agreement, Mr. Hertzog received stock options to acquire up to 250,000 shares of Common Stock pursuant to the Plan, which options will expire on May 16, 2010. The exercise price of the options is $1.825 per share. One half of such options vested on May 16, 2005 and one quarter will vest on each of November 16, 2005 and the termination date of the Hertzog Agreement. The fair value of the options of approximately $350 is being expensed over the term of the Hertzog Agreement.

         The following table summarizes information about stock options outstanding at June 30, 2005:

                                                            Weighted Average
                                      Number of Shares       Exercise Price
                                    ---------------------- -------------------
            January 1, 2005                   2,613,459           $0.84
              Granted                            30,000            2.10
              Exercised                        (120,000)           0.75
              Expired                          (240,000)           0.75
                                    ----------------------
            March 31, 2005                    2,283,459           $0.86
              Granted                           590,000            1.92
              Exercised                        (276,054)           0.08
              Expired                          (362,185)*          0.75
                                    ----------------------
            June 30, 2005                     2,235,220           $1.25
                                    ======================
            *Represents the number of options expiring under the terms of
             Dr. Sorell's Incentive Grant. See above.

         (10) Private Placements

         During the period from February 4, 2005 to April 4, 2005, pursuant to a Stock Purchase Agreement, as amended, (the "Stock Purchase Agreement") the Company sold and issued 2,473,914 shares of Common Stock to investors led by Merlin Biomed Group (the "Purchasers"), for an aggregate purchase price of $3,216, or $1.30 per share, resulting in net proceeds after expenses of approximately $3,066. The Purchasers also received five-year warrants to purchase a total of 618,478 shares of Common Stock at an exercise price of $1.625 per share. Beginning in August 2007, if the share price of the Common Stock exceeds $3.25 per share for any ten consecutive trading day period and certain other conditions are met, the Company may call any or all of the unexercised warrants by purchasing the warrants at a price of $0.01 each.

         On April 27, 2005, Medtronic International, Ltd. (a wholly-owned subsidiary of Medtronic, Inc. ("Medtronic") and referred to herein as "Medtronic International"), in conjunction with a development and manufacturing agreement (the "Development Agreement"), increased its equity investment in the Company by $2,000, purchasing 1,141,522 shares of Common Stock at a price of $1.752 per share, plus a warrant to purchase 285,388 shares of Common Stock at an exercise price of $2.19 per share (the "Warrant"). The Company has the option to call the Warrant following the thirtieth month after the date of issuance, provided that at such time there is a shelf registration statement effective for at least six months covering the shares of Common Stock underlying the Warrant. If the holder does not exercise the Warrant once the call option requirements have been met, the Company may redeem the Warrant at a price of $0.01 per share. Medtronic International owns approximately 8.7% of the outstanding Common Stock as of June 30, 2005. See note 11 for a discussion of the Development Agreement.

         (11) Other Agreements

         The Company entered into a License Agreement (the "KEIO License Agreement"), effective as of April 1, 2005, with KEIO University ("KEIO"), whereby KEIO granted to the Company the sole and exclusive right and license to certain patent rights and technical information throughout the world with the exception of Japan. Pursuant to the KEIO License Agreement, the Company paid KEIO an up front payment of $75 and will pay annual license maintenance fees of $50 payable on or before January 31 of each calendar year from 2006 to 2011 or until such time as the Company is actually commercially selling Products (as such term is defined in the KEIO License Agreement). Additionally, the Company will make milestone payments and pay royalties as provided for in the KEIO License Agreement. The KEIO License Agreement is terminable at any time by the Company upon 90 days' notice.

         On April 15, 2005, the Company entered into a Research Agreement with Auckland Uniservices, Ltd. for a total of $282 to be paid in three equal installments of $94 over an 18-month period with the first payment due on April 30, 2005. The research activities to be performed will include, but are not necessarily restricted to, gene therapy research studies on Parkinson's disease. In addition, the research may include work on gene delivery systems, new viral and non-viral vectors, animal models of neurological and metabolic diseases and pre-clinical gene therapy studies on epilepsy and other neurological disorders.

         On April 27, 2005, the Company and NRI (the "NRI Entities") entered into the Development Agreement with Medtronic (see note 10 above). The Development Agreement provides that the NRI Entities will use their experience in technology relating to biologics for the treatment of Parkinson's disease and temporal lobe epilepsy and Medtronic will use its experience in delivery systems for biologic and pharmaceutical compositions to collaborate on a project through which Medtronic will develop a system for delivering biologics (the "Product"). The Development Agreement will be in place for two years and will renew automatically for successive one-year periods thereafter, unless either party gives the other at least sixty days' prior written notice of its intent not to renew.

         Pursuant to the Development Agreement, the NRI Entities are required to pay development costs of $850 to Medtronic over the course of the project based upon development milestones. As of June 30, 2005, the NRI Entities have paid $213. Following regulatory approval and commercialization of the Product, Medtronic will pay certain commissions to the NRI Entities with respect to sales of the Product. Furthermore, the NRI Entities have granted to Medtronic a right of first offer to negotiate, in good faith, for the right to distribute or commercialize certain gene therapy products developed by the NRI Entities for Parkinson's disease or temporal lobe epilepsy.

         (12) Pro forma Financial Statements

         As described in Note 1 above, NRI merged with and into a wholly-owned subsidiary of Neurologix on February 10, 2004. The following unaudited pro forma information summarizes the combined results of Neurologix and NRI for the three and six months ended June 30, 2004 as if the merger had occurred at the beginning of 2004.


                                               Six Months        Three Months
                                             Ended June 30,     Ended June 30,
                                          -------------------------------------
                                                  2004               2004
                                          -------------------------------------
  Net loss                                     $(1,562)              $(866)
                                          =====================================

  Basic and diluted net loss per share          ($0.08)             ($0.04)
                                          =====================================

  Weighted average common shares
  outstanding, basic and diluted            18,992,874          22,519,214
                                          =====================================

           Management's Discussion and Analysis or Plan of Operation (Dollar amounts, in thousands except for per share data)

Item 2 - Management's Discussion and Analysis or Plan of Operation
------------------------------------------------------------------

Plan of Operation

         Effective February 10, 2004, pursuant to a Merger Agreement (the "Merger Agreement"), Neurologix Research, Inc. (formerly known as Neurologix, Inc. and referred to herein as "NRI") merged (the "Merger") with and into a wholly-owned subsidiary of Neurologix, Inc. (formerly known as Change Technology Partners, Inc. and referred to herein individually as "Neurologix" and, together with its subsidiary, as the "Company") with NRI being the surviving corporation and becoming a wholly-owned subsidiary of the Company. As a result of the Merger, stockholders of NRI received an aggregate number of shares of Neurologix common stock, $.001 par value (the "Common Stock"), representing approximately 68% of the total number of shares of Common Stock outstanding after the Merger. Accordingly, the business combination was accounted for as a reverse acquisition with NRI being the accounting parent and Neurologix being the accounting subsidiary. The Company's unaudited condensed consolidated financial statements include the operations of Neurologix, being the accounting subsidiary, from the date of acquisition.

         The Company is in the development stage and is involved in the development of proprietary treatments for disorders of the brain and central nervous system using gene therapy and other innovative therapies. These treatments are designed as alternatives to conventional surgical and pharmacological treatments. To date, it has not generated any operating revenues and has incurred total net losses and aggregate negative cash flows from operating activities from inception to June 30, 2005 of $10,993 and $9,704, respectively.

         The Company's primary efforts are directed to develop therapeutic products (i) to meet the needs of patients suffering from Parkinson's disease and (ii) the needs of patients suffering from a type of human epilepsy known as temporal lobe epilepsy or "TLE."

         On June 8, 2005, the Company announced the completion of all neurosurgical gene transfer procedures for the 12 patients in its Phase I clinical trial of gene therapy for Parkinson's disease. During the second half of 2005, the Company plans to submit to the Food and Drug Administration ("FDA") an amendment to its current study for Parkinson's disease. The primary goal of this amendment is to extend the scope of treatments conducted as part of the originally submitted Phase I study. In that study, patients were treated on only one side of the brain. The extended study will treat both sides of the brain.

         In October 2004, motivated by encouraging rodent studies, the Company entered into an agreement with Universida Federal de Sao Paolo to commence a non-human primate study for evaluating the toxicity and efficacy of using its technology in the brain for the treatment of TLE. The study has begun and is expected to be completed in the second half of 2005. Subject to the successful completion of this study, the Company plans to submit an Investigational New Drug application to the FDA in the second half of 2005 for permission to begin a Phase I clinical trial in TLE. Subject to the FDA's approval, the clinical trial is expected to begin in the first quarter of 2006. The proposed clinical protocol was presented to the NIH Recombinant DNA Advisory Committee on September 23, 2004 and was reviewed favorably.

         The Company will also continue its efforts in developing therapies to treat Huntington's disease and Alzheimer's disease as well as continuing its work under the Company's research agreement with Cornell University. Under that agreement the Company funds the development of gene therapy approaches for neurodegenerative disorders, including Parkinson's disease, Huntington's disease, Alzheimer's disease and epilepsy.

         The Company has taken and intends to take steps to improve and increase its technical and administrative staff. The Company has, on a part-time basis, retained a consultant to assist in financial and legal matters. The Company has also recently hired an administrative assistant to the CEO and plans to hire, by the end of its fiscal year, a chief administrative officer with accounting and financial experience. In addition, the Company expects to hire an additional lab technician during the third quarter of 2005 to assist the research scientists working at its lab facility.

         As of June 30, 2005, the Company had cash and cash equivalents of $1,769 and investments being held to maturity of $3,997. Management believes that the Company's current resources will enable it to continue as a going concern through at least June 30, 2006 and fund the operations described above. See Results of Operations - - - Liquidity and Capital Resources.

Critical Accounting Policies

         The Company's discussion and analysis and plan of operation is based upon the Company's condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements filed with the Securities and Exchange Commission. The preparation of these unaudited condensed consolidated financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to fixed assets, intangible assets, stock-based compensation, income taxes and contingencies. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

         The accounting policies and estimates used as of December 31, 2004, as outlined in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2004, have also been applied for the six months ended June 30, 2005.

Results of Operations

         Three Months Ended June 30, 2005 Compared to the Three Months Ended June 30, 2004

         Revenues. The Company did not generate any operating revenues during the three months ended June 30, 2005 and 2004.

         Costs and Expenses.

         Research and Development. Research and development expenses increased by $378 (87%) during the three months ended June 30, 2005 to $811 as compared to $433 during the same period in 2004. The increase is primarily attributable to costs of $382 incurred by the Company in connection with the Medtronic Development Agreement, the Auckland Uniservices Research Agreement and the KEIO License Agreement, which were executed during the second quarter of 2005. (See note 11 -- Other Agreements). Costs associated with the treatment of patients as part of the Company's Phase I clinical trial for Parkinson's disease during the second quarter of 2005 did not significantly increase when compared to such costs for the second quarter of 2004. The Company was at the completion stage of its gene transfer procedures in patients at the end of such fiscal quarter. (See Item 2 -- Management's Discussion and Analysis or Plan of Operation -Plan of Operation). Other research and development expenses decreased by an aggregate of approximately $7.

         General and Administrative. General and administrative expenses increased by $110 (24%) to $568 during the three months ended June 30, 2005, as compared to $458 during the comparable period in 2004. The increase in 2005 is primarily related to expenses of $70 associated with additional administrative staff and consultants (see notes 6 and 8) and with an increase of $48 in salary payable to Dr. Sorell (see note 7). In addition, the Company incurred increases of approximately $96 in legal fees and miscellaneous expenses. The increase in legal fees (approximately $34,000) is principally related to SEC filings and agreements entered into with consultants during the second quarter of 2005. The increase in miscellaneous expenses is primarily attributable to the increased efforts of communicating and meeting with the Company's stockholders and potential investors as well as attendances at and participations in scientific conferences. These increases were offset by an overall decrease in other general and administrative expenses of approximately $105.

         Other Income (Net). Other income (net) increased by $32 (128%) during the three months ended June 30, 2005, over the comparable period of 2004. This increase is primarily attributable to an increase in dividend and interest income earned on funds received by the Company during the second quarter of 2005 from its private placements of Common Stock (see note 10).


Six Months Ended June 30, 2005 Compared to the Six Months Ended June 30, 2004

         Revenues. The Company did not generate any operating revenues during the six months ended June 30, 2005 and 2004.

         Costs and Expenses.

         Research and Development. Research and development expenses increased by $546 (71%) during the six months ended June 30, 2005 to $1,313 as compared to $767 during the same period in 2004. The increase is principally related to costs of $382 incurred by the Company in connection with the Medtronic Development Agreement, the Auckland Uniservices Research Agreement and the KEIO License Agreement discussed above in the results of operations for the three months ended June 30, 2005. During the six-month period ended June 30, 2005, the Company's costs of patient treatments relating to its Phase I clinical trial on Parkinson's disease increased by approximately $131 over the comparable period of 2004. In addition, the Company incurred costs associated with impairment on certain intellectual property of $89. Other research and development expenses decreased by an aggregate of approximately $56.

         General and Administrative. General and administrative expenses increased by $196 (24%) to $997 during the six months ended June 30, 2005, as compared to $801 during the comparable period in 2004. The increase in 2005 is primarily related to expenses incurred during the second quarter of 2005 relating to increased costs of administrative staff and consultants as well as an increase in compensation to Dr. Sorell. Also, the Company incurred increases in legal fees and miscellaneous expenses in the second quarter of 2005 as discussed above. These increases were offset by an overall decrease in other general and administrative expenses of $108.

         Other Income (Net). Other income (net) increased by $85 (1,417%) during the six months ended June 30, 2005 over the comparable period of 2004. This increase is a result of the Merger completed on February 10, 2004, which enabled the Company to satisfy its loans to related parties, thereby eliminating the related interest expense and providing it with interest bearing cash accounts and cash equivalents, as well as the interest earned on private placement proceeds received during the first six months of 2005 (see note 10).

Liquidity and Capital Resources.
--------------------------------

         Cash and cash equivalents were $1,769 and investments being held to maturity were $3,997 at June 30, 2005.

         The Company is still in the development stage and has not generated any operating revenues as of June 30, 2005. In addition, the Company will continue to incur net losses and cash flow deficiencies from operating activities for the foreseeable future. Management believes that the Company's current resources will enable it to continue as a going concern through at least June 30, 2006.

         Although the Company believes that its resources are sufficient to complete a Phase I clinical trial for Parkinson's disease and to initiate a Phase I clinical trial for epilepsy, the Company's resources are not sufficient to allow it to perform all of the clinical trials required for drug approval and marketing. Accordingly, it will continue to seek additional funds through public or private equity offerings, debt financings or corporate collaboration and licensing arrangements. The Company does not know whether additional financing will be available when needed or, if available, will be on acceptable or favorable terms to it or its stockholders.

         Operating activities used $1,963 of cash during the six months ended June 30, 2005 as compared to $1,650 during the same period in 2004. The Company used the cash to fund its operating expenses, which increased over the comparable period in 2004. See Results of Operations - - - Six Months Ended June 30, 2005 Compared to the Six Months Ended June 30, 2004.

         Net cash used in investing activities during the six month periods ended June 30, 2005 and 2004 were $2,552 and $2,889, respectively, primarily for the purchases of marketable securities and development of intangible assets.

         Net cash provided by financing activities was $5,162 during the six months ended June 30, 2005, principally from the closing of the private placements described in note 10. During the six months ended June 30, 2004, financing activities provided $5,045, principally from cash acquired in the Merger of $5,413, partially offset by Merger-related costs of $375.

Recent Accounting Pronouncements

         In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets". This Statement addresses the measurement of exchanges of nonmonetary assets and is effective for nonmonetary asset exchanges occurring in fiscal years beginning after June 15, 2005. The adoption of SFAS No. 153 is not expected to have a material effect on the Company's financial position or results of operations.

         In December 2004, the FASB issued SFAS No. 123(R) - Share-Based Payment, which is a revision of SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123(R) supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees", and amends SFAS No. 95, "Statement of Cash Flows". Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The Company will be required to expense the fair value of options granted over the service period beginning in the first quarter of the year ending December 31, 2006. The Company is still evaluating the impact the adoption of this standard will have on its financial statements.


                          FORWARD LOOKING STATEMENTS
                          --------------------------

         This document includes certain statements of the Company that may constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and which are made pursuant to the Private Securities Litigation Reform Act of 1995. These forward-looking statements and other information relating to the Company are based upon the beliefs of management and assumptions made by and information currently available to the Company. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events, or performance, as well as underlying assumptions and statements that are other than statements of historical fact. When used in this document, the words "expects," "anticipates," "estimates," "plans," "intends," "projects," "predicts," "believes," "may" or "should," and similar expressions, are intended to identify forward-looking statements. These statements reflect the current view of the Company's management with respect to future events and are subject to numerous risks, uncertainties, and assumptions. Many factors could cause the actual results, performance or achievements of the Company to be materially different from any future results, performance, or achievements that may be expressed or implied by such forward-looking statements, including, among other things:

               o the inability of the Company to raise additional funds, when needed, through public or private equity offerings, debt financings or additional corporate collaboration and licensing arrangements, and

               o the inability of the Company to successfully complete the Phase I clinical trial for Parkinson's disease or to commence Phase I for temporal lobe epilepsy.

         Other factors and assumptions not identified above could also cause the actual results to differ materially from those set forth in the forward-looking statements. Additional information regarding factors which could cause results to differ materially from management's expectations is found in the section entitled "Risk Factors" contained in the Company's 2004 Annual Report on Form 10-KSB. Although the Company believes these assumptions are reasonable, no assurance can be given that they will prove correct. Accordingly, you should not rely upon forward-looking statements as a prediction of actual results. Further, the Company undertakes no obligation to update forward-looking statements after the date they are made or to conform the statements to actual results or changes in the Company's expectations.

Item 3 - Controls and Procedures
--------------------------------

         (a) Disclosure Controls and Procedures. The Company's Chief Executive Officer and Secretary and Treasurer (as the Company's principal financial officer) have evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on such evaluation, the Company's Chief Executive Officer and Secretary and Treasurer have concluded that, as of the end of such period, the Company's disclosure controls and procedures were not effective due to a material weakness in internal control over financial reporting, as more fully described below, which relates to the accounting treatment of stock options granted to non-employee consultants.

           During the preparation of this Form 10-QSB, the Company, together with its independent registered public accounting firm, identified a material weakness with respect to the recording and accounting for stock options granted to non-employee consultants in accordance with Emerging Issues Task Force ("EITF") 96-18. Of the total options granted to such consultants, most were granted in the second quarter of 2005. See notes 8 and 9 to the Company's unaudited condensed consolidated financial statements. This weakness did not require or result in a restatement of any previously reported financial statements or any other financial disclosure.

         Under EITF 96-18, the stock options granted to such consultants should have been accounted for under variable accounting. Under such accounting, the Company could be required, on a quarterly and annual basis, to recognize additional expense relating to any unvested options depending on increases in the fair value of such options measured at the end of a quarter or annual period. The Company intends to implement such variable accounting for these stock options as of the third quarter of 2005. The Company is implementing additional control policies and procedures to resolve this internal control matter.

         The Company's management, the Audit Committee and the Board of Directors are fully committed to the review and evaluation of the Company's procedures and policies designed to assure effective internal control over financial reporting. All steps and disclosures relating to this matter have been and will remain subject to the oversight of the Audit Committee with the involvement of the Company's independent registered public accounting firm and other professional firms.

         (b) Internal Control Over Financial Reporting. There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
-------------------------------------------------------------------

         As disclosed in the Current Reports on Form 8-K filed by the Company on April 8 and May 2, 2005, between April 4 and April 27, 2005, the Company issued and sold 1,180,014 shares of Common Stock and warrants to purchase 295,003 shares of Common Stock for a weighted average purchase price of $1.74 per share. Total expenses incurred for the Company's account in connection with the issuance and distribution of the securities are estimated to be $68,000, all of which were legal fees. This resulted in net proceeds after expenses of approximately $1,982,000. Proceeds from such issuance and sale will be used for the Company's general corporate purposes, including clinical trials and research and development.

         On March 28, 2005, one individual exercised options to purchase 120,000 shares of Common Stock at an exercise price of $0.75 per share. On June 8, 2005, one entity exercised options to purchase 276,054 shares of Common Stock at an exercise price of $0.0825 per share. In the event that the exercise of options by such persons is deemed to be a "sale" as that term is defined under Section 2 (a) (3) of the Securities Act of 1933, as amended (the "Securities Act"), each such exercise is exempt from registration under the Securities Act in reliance upon Section 4 (2) thereof. Such option exercises did not involve the use of underwriters, and no commissions were paid in connection therewith. Proceeds will be used for the Company's general corporate purposes, including research and development.


Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

         The Annual Meeting of Stockholders was held on May 9, 2005. At the meeting, Mark S. Hoffman and Martin J. Kaplitt, the nominees for Class II directors, were elected. The number of votes for each nominee is set forth below:

                                          Number of Shares     Number of Shares
             Name of Director Nominee        Voted For           Voted Against
             ------------------------------------------------------------------
             Mark S. Hoffman                 19,904,079             58,293
             Martin J. Kaplitt               19,904,079             58,293

         In addition, the Company's 2000 Stock Option Plan was amended to increase the number of shares that may be issued pursuant thereto from 800,000 to 1,300,000 shares. The number of votes for the amendment to the 2000 Stock Option Plan is set forth below:


                                            Number of Shares       Number of Shares      Number of Shares
                      Issue                    Voted For            Voted Against           Abstained
              ----------------------------------------------------------------------------------------------
              Amendment to the 2000 Stock     16,081,007               39,995                  214
              Option Plan


         Austin M. Long and Craig J. Nickels, the Class III directors, and Clark A. Johnson, Jeffrey B. Reich and Michael Sorell, the Class I directors, have terms which expire in 2006 and 2007, respectively. Accordingly, these directors were not up for re-election at the meeting and their terms of office continued after the meeting.

Item 6. Exhibits
----------------

         See Exhibit Index

                                  Signatures


         Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             NEUROLOGIX, INC.


August 12, 2005                              /s/ Michael Sorell
                                             ------------------------------
                                             Michael Sorell, President and CEO


August 12, 2005                              /s/ Mark S. Hoffman
                                             ------------------------------
                                             Mark S. Hoffman, Secretary and
                                             Treasurer

                                 EXHIBIT INDEX


Exhibit No.     Exhibit
-----------     -------

   10.1 Amended and Restated Consulting Agreement by and between Michael G. Kaplitt and Neurologix Research, Inc., dated April 25, 2005 (filed as an exhibit to the Registrant's Current Report on Form 8-K, dated April 29, 2005, and incorporated herein by reference).

   10.2 Stock Purchase Agreement, dated as of April 27, 2005, by and among Neurologix, Inc. and Medtronic International, Ltd. (filed as an exhibit to the Registrant's Current Report on Form 8-K, dated May 2, 2005, and incorporated herein by reference).

   10.3 Warrant Certificate (filed as an exhibit to the Registrant's Current Report on Form 8-K, dated May 2, 2005, and incorporated herein by reference).

   10.4 Registration Rights Agreement, dated as of April 27, 2005, by and among Neurologix, Inc. and Medtronic International, Ltd. (filed as an exhibit to the Registrant's Current Report on Form 8-K, dated May 2, 2005, and incorporated herein by reference).

   10.5 Development and Manufacturing Agreement by and among Neurologix, Inc. and Neurologix Research, Inc. and Medtronic, Inc., dated as of April 27, 2005 (filed as an exhibit to the Registrant's Quarterly Report on Form 10-QSB for the three months ended March 31, 2005 and incorporated herein by reference).

   10.6         Consulting Agreement between Neurologix, Inc. and David B.
                Hertzog, executed on June 20, 2005 (filed as an exhibit to the Registrant's Current Report on Form 8-K, dated June 23, 2005, and incorporated herein by reference).

   13.1 Note 2 to the Company's consolidated financial statements contained in the Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004 is incorporated herein by reference.

   31.1         Rule 13a-14(a)/15d-14(a) Certification of Chief Executive
                Officer. **

   31.2 Rule 13a-14(a)/15d-14(a) Certification of Secretary and Treasurer (as Principal Financial Officer). **

   32.1 Section 1350 Certification, Chief Executive Officer and Secretary and Treasurer (as Principal Financial Officer). **

__________
** Filed herewith