Form 10KSB/A
period 2004-12-31
NEUROLOGIX INC/DE
filed 2005-09-28
CIK 356591

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Amendment No. 1
to
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

The aggregate market value of the Registrant’s voting and non-voting common equity held by non-affiliates as of September 23, 2005 was approximately $30,697,076.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

As of September 23, 2005, there were outstanding 26,532,924 shares of the Registrant’s Common Stock, $.001 par value.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required in Part III of this Annual Report on Form 10-KSB is incorporated herein by reference to the registrant’s Proxy Statement for its 2005 Annual Meeting of Stockholders.

Transitional Small Business Disclosure Format: Yes ☐ No ☒

This Amendment No. 1 to the Form 10-KSB amends and restates Item 13 to the Annual Report on Form 10-KSB filed by the registrant with the Securities and Exchange Commission on March 30, 2005 to add certain exhibits.

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

FORWARD LOOKING STATEMENTS

This document includes certain statements of the Company that may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and which are made pursuant to the Private Securities Litigation Reform Act of 1995. These forward-looking statements and other information relating to the Company are based upon the beliefs of management and assumptions made by and information currently available to the Company. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events, or performance, as well as underlying assumptions and statements that are other than statements of historical fact. When used in this document, the words “expects,”“anticipates,”“estimates,”“plans,”“intends,”“projects,”“predicts,”“believes,”“may” or “should,” and similar expressions, are intended to identify forward-looking statements. These statements reflect the current view of the Company’s management with respect to future events and are subject to numerous risks, uncertainties, and assumptions. Many factors could cause the actual results, performance or achievements of the Company to be materially different from any future results, performance, or achievements that may be expressed or implied by such forward-looking statements, including, among other things:

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

Neurologix, Inc.

Dated: September 26, 2005	By:	/s/ Michael Sorell
Michael Sorell, President and CEO

/s/ Mark S. Hoffman
Mark S. Hoffman
Secretary and Treasurer (Principal Financial Officer/Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Dated: September 26, 2005	/s/ Michael Sorell
Michael Sorell, Director

Dated: September 26, 2005	/s/ Mark S. Hoffman
Mark S. Hoffman, Director

Dated: September 26, 2005	/s/ Martin J. Kaplitt
Martin J. Kaplitt, Executive Chairman

Dated: September 26, 2005	/s/ Clark A. Johnson
Clark A. Johnson, Director

Dated: September 26, 2005	/s/ Craig J. Nickels
Craig J. Nickels, Director

Dated: September 26, 2005	/s/ Austin M. Long, III
Austin M. Long, III, Director

Dated: September 26, 2005	/s/ Jeffrey B. Reich
Jeffrey B. Reich, Director

EXHIBIT INDEX

Exhibit No.	Exhibit

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

10.16
Form of Amendment to the Stock Purchase Agreement dated as of February 4, 2005, by and among Neurologix, Inc, Merlin Biomed Long Term Appreciation Fund LP and Merlin Biomed Offshore Master Fund LP. (filed as an exhibit to the Registrant’s Report on Form 8-K, dated February 25, 2005 and incorporated herein by reference).

10.17
Employment Agreement, dated as of September 21, 2004, between Michael Sorell, M.D. and Neurologix, Inc. (filed as an exhibit to the Registrant’s Report on Form 8-K, dated March 18, 2005 and incorporated herein by reference).

10.18	Clinical Study Agreement, dated October 20, 2004, between Universidade Federal de Sao Paolo and Neurologix, Inc.**

10.19	Sub Lease, dated August 10, 2004, between Neurologix, Inc. and Palisade Capital Securities L.L.C. **

10.20	License Agreement, dated as of August 1, 2004, between Neurologix, Inc. and The Trustees of Columbia University in New York.**

10.21	Letter Agreement, dated February 19, 2004, between Neurologix, Inc. and Palisade Capital Securities, L.L.C.**

10.22	Letter Agreement, dated April 21, 2004, between Neurologix, Inc. and Refac.**

16.1	Letter regarding change in certifying accountant (filed as an exhibit to the Registrant’s Report on Form 8-K dated February 27, 2004 and incorporated herein by reference).

22.1	Definitive Information Statement on Schedule 14C filed by the Company with the Securities and Exchange Commission on August 9, 2004, which is incorporated herein by reference.

31.1	Rule 13a-15(e)/15d-15(e) Certification of Principal Executive Officer. **

31.2	Rule 13a-15(e)/15d-15(e) Certification of Principal Financial Officer/Principal Accounting Officer. **

32.1	Section 1350 Certification, Chief Executive Officer and Secretary and Treasurer (as Principal Financial Officer/Principal Accounting Officer). **

__________
** Filed herewith