Form 10QSB/A
period 2005-06-30
NEUROLOGIX INC/DE
filed 2005-11-14
CIK 356591

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 Amendment No.1
                                       to
                                  FORM 10-QSB

(Mark One)

|X|      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the quarter ended June 30, 2005

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ____ to ____


                       COMMISSION FILE NUMBER: 000-13347

                                NEUROLOGIX, INC.
                 (Name of Small Business Issuer in its charter)


                 DELAWARE                          06-1582875
------------------------------------------------------------------------------
      (State or other jurisdiction of           I.R.S. Employer
      Incorporation or organization)          Identification No.)

           ONE BRIDGE PLAZA, FORT LEE, NEW JERSEY                     07024
------------------------------------------------------------------------------
          (Address of principal executive offices)                  (Zip Code)

                                 (201) 592-6451
           ------------------------------------------------------
               (Issuer's telephone number, including area code)


                                      N/A
     -------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No [ ].

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

         At November 1, 2005 there were outstanding 26,542,924 shares of the Registrant's Common Stock, $.001 par value.

Transitional Small Business Disclosure Format:  Yes [ ]   No |X|.

                                Explanatory Note


         This amended Quarterly Report on Form 10-QSB (this "Amendment") amends and restates the Quarterly Report on Form 10-QSB for the quarter ended June 30, 2005 (the "Original 10-QSB") filed by Neurologix, Inc., a Delaware corporation (the "Company"). The aggregate effect of this restatement has no impact on the December 31, 2004 audited financial statements of the Company as reported in its Annual Report on Form 10-KSB filed March 30, 2005, as amended on September 28, 2005. The restatement for the quarter ended June 30, 2005 reflects a stock based compensation charge for options granted to an employee that were "in the money" at the measurement date of the grant. A full description of the restatement can be found in Note 13 to the Unaudited Financial Statements included herein. We have not modified or updated the disclosures in the Original 10-QSB, except as required to give effect to the restatement. As a result, this Amendment includes forward-looking information that has not been updated for events subsequent to the date of filing, of the Original 10-QSB. All information included in this Amendment and the Original 10-QSB is deemed to be updated and supplemented by the periodic reports filed or to be filed by the Company with the Securities and Exchange Commission after the filing date of the Original 10-QSB.

PART I. FINANCIAL INFORMATION

Item 1 - Financial Statements
    Condensed Consolidated Balance Sheet (Unaudited)                          1
    Condensed Consolidated Statements of Operations (Unaudited)               2
    Condensed Consolidated Statements of Changes in Stockholders'
    Equity (Deficiency) (Unaudited)                                           3
    Condensed Consolidated Statements of Cash Flows (Unaudited)               4
    Notes to Condensed Consolidated Financial Statements (Unaudited)          5

Item 2 - Management's Discussion and Analysis or Plan of Operation           14

Item 3 - Controls and Procedures                                             19

PART II. OTHER INFORMATION                                                   21

Item 2. - Unregistered Sales of Equity Securities and Use of Proceeds        21

Item 4. - Submission of Matters to a Vote of Security Holders                21

Item 6. - Exhibits                                                           22

PART I. FINANCIAL INFORMATION

Item 1 - Financial Statements
-----------------------------

                        NEUROLOGIX, INC. AND SUBSIDIARY
                         (A Development Stage Company)
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                  (UNAUDITED)
            (Amounts in thousands, except share and per share data)


                                                                              June 30,
                                                                                2005
                                                                         -----------------
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
                                                                         -----------------

Commitments and contingencies
Stockholders' equity:
  Preferred stock:
      Series A - $.06 per share cumulative, convertible 1-for-25 into common stock; $.10 par value; 500,000 shares authorized,
      645 shares issued and outstanding with an aggregate
      liquidation preference of $1 per share                                         -
  Common stock:
      $.001 par value; 60,000,000 shares authorized, 26,532,924
      issued and outstanding                                                        27
Additional paid-in capital                                                      18,667
Unearned compensation                                                           (1,261)
Deficit accumulated during the development stage                               (11,265)
                                                                         -----------------
   Total stockholders' equity                                                    6,168
                                                                         -----------------
   Total Liabilities and Stockholders' Equity                                   $6,414
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


                                                                                                               For the period
                                                                                                             February 12, 1999
                                                     Six Months                      Three Months           (inception) through
                                                   Ended June 30,                   Ended June 30,             June 30, 2005
                                         ---------------------------------------------------------------------------------------
                                               2005             2004             2005            2004
                                         ---------------------------------------------------------------------------------------

Operating expenses:
     Research and development                  $1,313            $767            $811            $433                 $6,296
    General and administrative expenses         1,269             801             840             458                  4,789
                                         ---------------------------------------------------------------------------------------
Loss from operations                           (2,582)         (1,568)         (1,651)           (891)               (11,085)
                                         ---------------------------------------------------------------------------------------

Other income (expense):
Dividend, interest and other income                93              25              58              25                    227
Interest expense-related parties                   (2)            (19)             (1)              -                   (407)
                                         ---------------------------------------------------------------------------------------
     Other income (expense), net                   91               6              57              25                   (180)
                                         ---------------------------------------------------------------------------------------
Net loss                                      $(2,491)        $(1,562)        $(1,594)          $(866)              $(11,265)
                                         =======================================================================================

Basic and diluted net loss per share           $(0.10)         $(0.08)         $(0.06)         $(0.04)
                                         =================================================================

Weighted average common shares
outstanding, basic and diluted             24,839,303      18,992,874      25,980,353      22,519,214
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

                                                                                                             Deficit
                                                                                                           Accumulated
                                                      Common Stock         Additional                  During the
                                               ---------------------------   Paid-in       Unearned    Development
                                                   Shares        Amount      Capital     Compensation     Stage          Total
                                               ----------------------------------------------------------------------------------

Sale of common stock to founders                   6,004,146        $0           $4            $-              $-            $4
Net loss                                              -             -           -               -            (328)         (328)
                                               ----------------------------------------------------------------------------------
Balance, December 31, 1999                         6,004,146         0            4             -            (328)         (324)
Net loss                                              -             -           -               -          (1,055)       (1,055)
                                               ----------------------------------------------------------------------------------
Balance, December 31, 2000                         6,004,146         0            4             -          (1,383)       (1,379)
Stock options granted for services                         -         -            9             -               -             9
Common stock issued for intangible assets at
$0.09 per share                                      259,491        -            24             -               -            24
Net loss                                                   -        -           -               -            (870)         (870)
                                               ----------------------------------------------------------------------------------
Balance, December 31, 2001                         6,263,637         0           37             -          (2,253)       (2,216)
Retirement of founder shares                         (33,126)       -           -               -               -             -
Common stock issued pursuant to license
agreement at $1.56 per share                         368,761        -           577          (577)              -             -
Private placement of Series B preferred stock              -        -         2,613             -               -         2,613
Amortization of unearned compensation                      -        -           -              24               -            24
Net loss                                                   -        -           -               -          (1,310)       (1,310)
                                               ----------------------------------------------------------------------------------
Balance, December 31, 2002                         6,599,272         0        3,227          (553)         (3,563)         (889)
Sale of common stock                                 276,054         0           90           (89)              -             1
Amortization of unearned compensation                      -        -           -             164               -           164
Net loss                                                   -        -           -               -          (2,274)       (2,274)
                                               ----------------------------------------------------------------------------------
Balance, December 31, 2003                         6,875,326         0        3,317          (478)         (5,837)       (2,998)
Conversion of note payable to common stock         1,091,321         1        2,371             -               -         2,372
Conversion of mandatory redeemable preferred
stock to common stock                              6,086,991         6          494     -                       -           500
Conversion of Series B convertible stock to
common stock                                       1,354,746         1           (1)            -               -             -
Effects of reverse acquisition                     7,103,020        14        5,886             -               -         5,900
Amortization of unearned compensation                      -         -            -           202               -           202
Stock options granted for services                         -         -           42           (42)              -             -
Exercise of stock options                             10,000         -           15             -               -            15
Net loss                                                   -         -            -             -          (2,937)       (2,937)
                                               ----------------------------------------------------------------------------------
Balance, December 31, 2004                        22,521,404        22       12,124          (318)         (8,774)        3,054
Amortization of unearned compensation                      -         -            -           427               -           427
Stock options granted for services                         -         -        1,370        (1,370)              -             -
Private placement of common stock, net of
expense                                            3,615,466         5        5,061             -               -         5,066
Exercise of stock options                            396,054         -          112             -               -           112
Net loss                                                   -         -            -             -          (2,491)       (2,491)
                                               ----------------------------------------------------------------------------------
Balance, June 30, 2005                            26,532,924       $27      $18,667       $(1,261)       $(11,265)       $6,168
                                               ==================================================================================


               See accompanying notes to the unaudited condensed consolidated financial statements.



                                                 NEUROLOGIX, INC. AND SUBSIDIARY
                                                  (A Development Stage Company)
                                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                           (UNAUDITED)
                                                     (Amounts in thousands)
                                                                                                               For the period
                                                                                                             February 12, 1999
                                                                                  Six Months                (inception) through
                                                                                Ended June 30,                 June 30, 2005
                                                                     -------------------------------------
                                                                           2005               2004
                                                                     -------------------------------------------------------------
Operating activities:
  Net loss                                                                 $(2,491)            $(1,562)            $(11,265)
Adjustments to reconcile net loss to net cash used
in operating activities:
     Depreciation                                                               39                  36                  229
     Amortization                                                               13                  12                   82
     Stock options granted for services                                          -                   -                    9
     Impairment of intangible assets                                            89                   -                  140
     Amortization of unearned compensation                                     427                 105                  817
     Non-cash interest expense                                                   2                  19                  378
     Changes in operating assets and liabilities                               (42)               (260)                 (94)
                                                                     -------------------------------------------------------------
          Net cash used in operating activities                             (1,963)             (1,650)              (9,704)
                                                                     -------------------------------------------------------------
Investing activities:
   Security deposits paid                                                        -                   -                   (7)
   Purchases of equipment                                                      (32)                (59)                (285)
   Development of intangible assets                                           (123)                (43)                (603)
   Purchases of marketable securities                                       (3,597)             (2,787)             (11,070)
   Proceeds from sale of marketable securities                               1,200                   -                7,073
                                                                     -------------------------------------------------------------
          Net cash used in investing activities                             (2,552)             (2,889)              (4,892)
                                                                     -------------------------------------------------------------
Financing activities:
   Proceeds from note payable                                                    -                   -                1,100
   Borrowings from related party                                                 -                   -                2,000
   Cash acquired in Merger                                                       -               5,413                5,413
   Merger-related costs                                                          -                (375)                (375)
   Payments of capital lease obligations                                       (16)                 (8)                 (85)
   Stock issuance costs                                                       (150)                  -                 (150)
   Proceeds from exercise of stock options                                     112                  15                  132
   Proceeds from issuance of common stock                                    5,216                   -                5,216
   Proceeds from issuance of preferred stock                                     -                   -                3,114
                                                                     -------------------------------------------------------------
          Net cash provided by financing activities                          5,162               5,045               16,365
                                                                     -------------------------------------------------------------
Net increase in cash and cash equivalents                                      647                 506                1,769
Cash and cash equivalents, beginning of period                               1,122                 755
                                                                     -------------------------------------------------------------
Cash and cash equivalents, end of period                                    $1,769              $1,261               $1,769
                                                                     =============================================================
Supplemental disclosure of non-cash investing and financing
activities:
   Issuance of common stock to pay debt                                         -               $2,372               $2,372
                                                                     =============================================================
   Reverse acquisition - net liabilities assumed, excluding cash                -                $(214)               $(214)
                                                                     =============================================================
   Mandatory redeemable convertible preferred stock converted to                -                 $500                 $500
   common stock
                                                                     =============================================================
   Common stock issued to acquire  intangible assets                            -                    -                  $24

                                                                     =============================================================
   Stock options granted for services                                      $1,370                  $42               $1,421
                                                                     =============================================================
   Common stock issued pursuant to license agreement                            -                    -                 $577
                                                                     =============================================================
   Acquisition of equipment through capital leases                              -                    -                 $106
                                                                     =============================================================



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

         The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company is in the development stage and has not generated any operating revenues as of June 30, 2005. As a result, the Company has incurred net losses of $2,491, $1,562 and $11,265 and negative cash flows from operating activities of $1,963, $1,650 and $9,704 for the six months ended June 30, 2005 and 2004 and for the period from February 12, 1999 (inception) to June 30, 2005, respectively. In addition, management believes that the Company will continue to incur net losses and cash flow deficiencies from operating activities for the foreseeable future.

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


                                                        Six Months Ended           Three Months Ended
                                                            June 30,                    June 30,
                                                   ---------------------------- --------------------------
                                                      2005           2004           2005         2004
                                                   ------------ --------------- ------------- ------------
Net loss - as reported                                 (2,491)        $(1,562)      (1,594)        $(866)
Add stock-based employee compensation expense
included in reported net loss                             272               -          272             -
Deduct total stock-based employee compensation
expense determined under fair value-based method
for all awards                                           (701)            (84)        (625)          (22)
                                                   ------------ --------------- ------------- ------------
Net loss - pro forma                                  $(2,920)        $(1,646)     $(1,947)        $(888)
                                                   ============ =============== ============= ============
Basic/diluted loss per share - as reported             $(0.10)         $(0.08)      $(0.06)       $(0.04)
                                                   ============ =============== ============= ============
Basic/diluted loss per share - pro forma               $(0.12)         $(0.09)      $(0.07)       $(0.04)
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

         The following securities were not included in the computation of diluted net loss per share because to do so would have had an anti-dilutive effect for the periods presented:

                                                          June 30,
                                                -----------------------------
                                                    2005           2004
                                                -------------- --------------
        Stock Options                               2,235,220      1,423,831
        Warrants                                    1,519,056        828,000
        Series A Convertible Preferred Stock              645            645

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

         Incentive Stock Option Grant - The incentive grant originally consisted of options to purchase 900,000 shares of Common Stock at an exercise price of $0.75 per share (the "Incentive Grant"). The ultimate number of shares issued under the Incentive Grant was 537,815 and was determined by reference to the amount of gross proceeds raised in equity financings by the Company on or before June 30, 2005, taking into account the price per share paid for Common Stock issued in such financings. Through June 30, 2005, the Company raised gross proceeds of approximately $5,216 at an average price of $1.44 per share.

         One-third of the shares covered by the Incentive Grant became exercisable on April 27, 2005, with the balance of the shares vesting ratably over a twenty-four (24) month period commencing April 27, 2005. The options have a maximum ten-year term and are subject to accelerated vesting in the event that Dr. Sorell's employment is terminated by the Company without cause, due to his death or disability or upon a change in control. If Dr. Sorell's employment is terminated by the Company for cause or by Dr. Sorrell voluntarily, then the unvested portion of his options will immediately terminate as of the date of such termination of employment. Of the total options held by to Dr. Sorell, 273,892 were granted pursuant to the Plan in order to qualify as incentive stock options, and the remaining 513,923 options were not granted under the Plan or any other shareholder-approved plan, but are governed by terms identical to the provisions of the Plan. The compensation expense of $699 relating to the Incentive Grant is being amortized over the vesting period of the options covered by the Incentive Grant (see Note 13).

         In connection with the execution of the Kaplitt Agreement, the Company granted Dr. Kaplitt nonqualified stock options to purchase 160,000 shares of Common Stock. Although the options were not granted under the Plan, the options will be governed under the same terms as options granted under the Plan. The exercise price of the options is $2.05 per share. Twenty percent of the options became exercisable on the date of the grant, and twenty percent will vest on each anniversary following the date of the grant through 2009. The fair value of the options is being amortized to expense over the five-year term of the Kaplitt Agreement.

         In connection with the execution of a Scientific Advisory Board Agreement, dated January 26, 2005 (the "Lowenstein Agreement"), with Daniel Lowenstein, Mr. Lowenstein received stock options to acquire up to 30,000 shares of Common Stock pursuant to the Plan, which options will expire on January 26, 2010. The exercise price of the options is $2.10 per share. One-third of the options vested on January 26, 2005, and one-third will vest on each of January 26, 2006 and January 26, 2007. The fair value of the options is being amortized to expense over the three-year term of the Lowenstein Agreement.

         Under the terms of the Hertzog Agreement, Mr. Hertzog received stock options to acquire up to 250,000 shares of Common Stock pursuant to the Plan, which options will expire on May 16, 2010. The exercise price of the options is $1.825 per share. One half of such options vested on May 16, 2005 and one quarter will vest on each of November 16, 2005 and the termination date of the Hertzog Agreement. The fair value of the options is being amortized to expense over the one-year term of the Hertzog Agreement.

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


                                                     Six Months             Three Months
                                                   Ended June 30,          Ended June 30,
                                               ------------------------ ---------------------
                                                        2004                    2004
                                               ------------------------ ---------------------
        Net loss                                         $(1,562)                   $(866)
                                               ======================== =====================

        Basic and diluted net loss per share            ($0.08)                  ($0.04)
                                               ======================== =====================

        Weighted average common shares
        outstanding, basic and diluted                18,992,874               22,519,214
                                               ======================== =====================


     (13) Restatement of Unaudited Financial Statements As Of June 30, 2005

         During the preparation of the Company's unaudited condensed financial statements for the quarter ended September 30, 2005, the Company and its independent registered public accounting firm identified an adjustment that impacts the net loss as previously reported in the Company's Form 10-QSB for the quarterly period ended June 30, 2005. Accordingly, the accompanying condensed financial statements have been restated to give effect to this adjustment. The adjustment, although impacting net loss, is a non-cash charge and, accordingly, does not impact the cash position or liquidity of the Company.

         The adjustment reflects a stock based compensation charge for the options granted as the Incentive Grant to the president of the Company, as further described in Note 9. The options were originally granted in September 2004 in connection with the president's employment agreement, but pursuant to APB 25, the measurement date, for determining whether there is compensation expense relating to this grant, was not fixed at the grant date due to certain performance conditions which were not achieved until April 2005. As of the April 2005 measurement date, the options were "in the money" and therefore the intrinsic value (the difference between the options' exercise price and the quoted market price of the stock at the measurement date) of $699 will be amortized as compensation expense over the vesting period. One-third (1/3) of the shares covered by the Incentive Grant became vested on April 27, 2005, with the balance of the shares vesting ratably over a twenty-four (24) month period commencing April 27, 2005.

         Following is a reconciliation of the June 30, 2005 net loss as previously reported in the Company's Form 10-QSB for the quarterly period ended June 30, 2005 to net loss as reported in the accompanying condensed consolidated statements of operations.


                                                                                                   For the period
                                                                                                   February 12, 1999
                                                            Three months       Six months Ended    (inception)
                                                            Ended June 30,     June 30, 2005       through
                                                            2005                                   June 30, 2005

Net loss, as previously reported                                $(1,322)          $(2,219)            $(10,993)
Stock-based compensation expense                                    272               272                  272
                                                               --------           -------             --------

Net loss, per accompanying condensed consolidated               $(1,594)          $(2,491)            $(11,265)
  statements of operations                                     =========         =========            =========

Basic and diluted loss per share, as previously reported         $(0.05)           $(0.09)                   -

Basic and diluted loss per share as restated, per the
  accompanying condensed consolidated statements of
  operations                                                     $(0.06)           $(0.10)                   -

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

         The Company is in the development stage and is involved in the development of proprietary treatments for disorders of the brain and central nervous system using gene therapy and other innovative therapies. These treatments are designed as alternatives to conventional surgical and pharmacological treatments. To date, it has not generated any operating revenues and has incurred total net losses and aggregate negative cash flows from operating activities from inception to June 30, 2005 of $11,265 and $9,704, respectively.

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

                  General and Administrative. General and administrative expenses increased by $382 (83%) to $840 during the three months ended June 30, 2005, as compared to $458 during the comparable period in 2004. The increase in 2005 is primarily related to non-cash stock compensation expenses of $272 incurred in connection with the options granted to Dr. Sorell as the Incentive Grant (see Notes 9 and 13), expenses of $70 associated with additional administrative staff and consultants (see Notes 6 and 8) and with an increase of $48 in salary payable to Dr. Sorell (see Note 7). In addition, the Company incurred increases of approximately $96 in legal fees and miscellaneous expenses. The increase in legal fees (approximately $34) is principally related to SEC filings and agreements entered into with consultants during the second quarter of 2005. The increase in miscellaneous expenses is primarily attributable to the increased efforts of communicating and meeting with the Company's stockholders and potential investors as well as attendances at and participations in scientific conferences. These increases were offset by an overall decrease in other general and administrative expenses of approximately $105.

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

                  General and Administrative. General and administrative expenses increased by $468 (58%) to $1,269 during the six months ended June 30, 2005, as compared to $801 during the comparable period in 2004. The increase in 2005 is primarily related to non-cash stock compensation expenses of $272 incurred in connection with the options granted to Dr. Sorell as the Incentive Grant (see Notes 9 and 13), expenses incurred during the second quarter of 2005 relating to increased costs of administrative staff and consultants as well as an increase in compensation to Dr. Sorell. Also, the Company incurred increases in legal fees and miscellaneous expenses in the second quarter of 2005 as discussed above. These increases were offset by an overall decrease in other general and administrative expenses of $108.

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

Item 3 - Controls and Procedures
--------------------------------

         (a) Disclosure Controls and Procedures. The Company's President and Chief Executive Officer (as Principal Executive Officer and Principal Accounting Officer/Financial Officer) has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on such evaluation, the Company's President and Chief Executive Officer (as Principal Executive Officer and Principal Accounting Officer/Financial Officer) has concluded that, as of the end of such period, the Company's disclosure controls and procedures were not effective due to a material weakness in internal control over financial reporting, as more fully described below, which relates to the accounting treatment of stock options granted to non-employee consultants.

         During the preparation of this Form 10-QSB, the Company and the Form 10-QSB for the quarter ended September 30, 2005, together with its independent registered public accounting firm, identified a material weakness with respect to recording stock based compensation. This weakness pertains to the recording and accounting for stock options granted to non-employee consultants in accordance with Emerging Issues Task Force ("EITF") 96-18 and to stock options granted to the President and Chief Executive Officer of the Company under APB 25, as described below.

Non-Employee Options

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

         Of the total options granted to such non-employee consultants, most were granted in the second quarter of 2005. See Notes 8 and 9 to the Company's unaudited condensed financial statements. This weakness did not require or result in a restatement of any previously reported financial statements or any other financial disclosure.

Employee Options

         Pursuant to APB 25, the measurement date to calculate the intrinsic value of employee stock option grants that contain performance conditions becomes fixed upon achievement of those conditions. The Company incorrectly used the grant date as the measurement date for the Incentive Grant that was issued to Dr. Sorell, instead of the date at which the performance conditions were achieved.

         This weakness required a restatement of the financial statements for the six months and three months ended June 30, 2005, as reflected in this Amendment to Form 10-QSB for the quarter ended June 30, 2005. See Notes 9 and 13 to the Company's unaudited condensed financial statements.

                  The Company has implemented and is implementing certain additional control policies and procedures to resolve these internal control matters, including designing additional internal accounting control procedures and seeking to hire an experienced chief accounting officer. The Company's management, the Audit Committee and the Board of Directors are fully committed to the review and evaluation of the Company's procedures and policies designed to assure effective internal control over financial reporting. All steps and disclosures relating to this matter have been and will remain subject to the oversight of the Audit Committee with the involvement of the Company's independent registered public accounting firm and other professional firms.

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


Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

         The Annual Meeting of Stockholders was held on May 9, 2005. At the meeting, Mark S. Hoffman and Martin J. Kaplitt, the nominees for Class II directors, were elected. The number of votes for each nominee is set forth below:

                              Number of Shares Voted    Number of Shares Voted
Name of Director Nominee               For                     Against
-------------------------------------------------------------------------------
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

         In addition, the Company's 2000 Stock Option Plan was amended to increase the number of shares that may be issued pursuant thereto from 800,000 to 1,300,000 shares. The number of votes for the amendment to the 2000 Stock Option Plan is set forth below:


                                 Number of Shares    Number of Shares   Number of Shares
            Issue                    Voted For         Voted Against       Abstained
 ----------------------------------------------------------------------------------------
 Amendment to the 2000 Stock
 Option Plan                        16,081,007            39,995              214

         Austin M. Long and Craig J. Nickels, the Class III directors, and Clark A. Johnson, Jeffrey B. Reich and Michael Sorell, the Class I directors, have terms which expire in 2006 and 2007, respectively. Accordingly, these directors were not up for re-election at the meeting and their terms of office continued after the meeting.

          Item 6.  Exhibits
          -----------------
                  See Exhibit Index

                                   Signatures


         Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         NEUROLOGIX, INC.


November 14, 2005                        /s/ Michael Sorell
                                         --------------------------------------
                                         Michael Sorell
                                         President and Chief Executive Officer
                                         (as Principal Executive Officer)


November 14, 2005                        /s/ Michael Sorell
                                         --------------------------------------
                                         Michael Sorell
                                         President and Chief Executive Officer
                                         (as Principal Accounting Officer/
                                         Principal Financial Officer)

                                 EXHIBIT INDEX
                                 -------------

   Exhibit No.     Exhibit
   ----------      -------

       3.1         Restated Certificate of Incorporation of Neurologix, Inc.
                   (filed as an exhibit to the Registrant's Report on Form 8-K, dated September 13, 2004 and incorporated herein by reference).

       3.2 Amended and Restated By-laws of Neurologix, Inc. (filed as an exhibit to the Registrant's Annual Report on Form 10-K dated April 9, 2004 and incorporated herein by reference).

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

      31.1 Rule 13a-14(a)/15d-14(a) Certification of President and Chief Executive Officer (as Principal Executive Officer and Principal Accounting Officer/Principal Financial Officer).**

      32.1 Section 1350 Certification of President and Chief Executive Officer (as Principal Executive Officer and Principal Accounting Officer/Principal Financial Officer).**
** Filed herewith

                                  EXHIBIT 31.1

                                 CERTIFICATION

         I, Michael Sorell, in the capacities set forth below, certify that:

1. I have reviewed this report on Form 10-QSB/A of Neurologix, Inc. (the "Registrant");

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the Registrant and have:

     a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     b) evaluated the effectiveness of the Registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     c) disclosed in this report any change in the Registrant's internal control over financial reporting that occurred during the Registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Registrant's internal control over financial reporting; and;

5. I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the Registrant's ability to record, process, summarize and report financial information; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal control over financial reporting.


                                       /s/ Michael Sorell
November 14, 2005                      ----------------------------------------
                                       Michael Sorell
                                       President and Chief Executive Officer
                                       (as Principal Executive Officer)


                                       /s/ Michael Sorell
November 14, 2005                      ---------------------------------------
                                       Michael Sorell
                                       President and Chief Executive Officer
                                       (as Principal Accounting Officer/
                                       Principal Financial Officer)

                                  EXHIBIT 32.1


                           Certification Pursuant to
                            18 U.S.C. Section 1350,
                             as Adopted Pursuant to
                 Section 906 of the Sarbanes-Oxley Act of 2002


         In connection with the Quarterly Report on Form 10-QSB/A of Neurologix, Inc., a Delaware corporation (the "Company"), for the three months ended June 30, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Michael Sorell in the capacities set forth below, hereby certifies, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

           (1) The Report fully complies with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934; and

           (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


                                      /s/ Michael Sorell
November 14, 2005                     --------------------------------------
                                      Michael Sorell
                                      President and Chief Executive Officer
                                      (as Principal Executive Officer)


November 14, 2005                     /s/ Michael Sorell
                                      --------------------------------------
                                      Michael Sorell
                                      President and Chief Executive Officer
                                      (as Principal Accounting Officer/
                                      Principal Financial Officer)



         This certification accompanies the Report pursuant to 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed by the Company for purposes of ss.18 of the Securities Exchange Act of 1934, as amended.