Form 10QSB
period 2005-09-30
NEUROLOGIX INC/DE
filed 2005-11-14
CIK 356591

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the quarter ended September 30, 2005

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ____ to ____


                        COMMISSION FILE NUMBER: 000-13347

                                NEUROLOGIX, INC.
                 (Name of Small Business Issuer in its charter)


                      DELAWARE                          06-1582875
     -------------------------------------------- -----------------------
           (State or other jurisdiction of           I.R.S. Employer
           Incorporation or organization)          Identification No.)

        ONE BRIDGE PLAZA, FORT LEE, NEW JERSEY                     07024
-----------------------------------------------------------   ---------------
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

Transitional Small Business Disclosure Format:  Yes [ ] No [X].

PART I. FINANCIAL INFORMATION

Item 1 - Financial Statements
    Condensed Consolidated Balance Sheet (Unaudited)                           1
    Condensed Consolidated Statements of Operations (Unaudited)                2
    Condensed Consolidated Statements of Changes in Stockholders'
      Equity (Deficiency) (Unaudited)                                          3
    Consolidated Statements of Cash Flows (Unaudited)                          4
    Notes to Condensed Consolidated Financial Statements (Unaudited)           5

Item 2 - Management's Discussion and Analysis or Plan of Operation            13

Item 3 - Controls and Procedures                                              19

PART II. OTHER INFORMATION                                                    20

Item 6. - Exhibits                                                            21

PART I. FINANCIAL INFORMATION

Item 1 - Financial Statements
-----------------------------

                        NEUROLOGIX, INC. AND SUBSIDIARY
                         (A Development Stage Company)

                      CONDENSED CONSOLIDATED BALANCE SHEET
                                  (UNAUDITED)
            (Amounts in thousands, except share and per share data)
                                                                                                       September 30,
                                                                                                           2005
                                                                                                     -----------------
ASSETS                                                                                                  (UNAUDITED)
Current assets:
  Cash and cash equivalents                                                                                 $2,272
  Investments being held to maturity                                                                         2,781
  Prepaid expenses and other current assets                                                                    100
                                                                                                     -----------------
     Total current assets                                                                                    5,153
Equipment, less accumulated depreciation of $242                                                               163
Intangible assets, less accumulated amortization of $75                                                        406
Investments in unconsolidated affiliates                                                                         8
Other assets                                                                                                     6
                                                                                                     -----------------
   Total Assets                                                                                             $5,736
                                                                                                     =================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses                                                                       $360
  Current portion of capital lease obligations                                                                  16
                                                                                                     -----------------
   Total current liabilities                                                                                   376

  Capital lease obligations, net of current portion                                                              1
                                                                                                     -----------------
   Total Liabilities                                                                                           377
                                                                                                     -----------------

Commitments and contingencies
Stockholders' equity:
  Preferred stock:
      Series A - $.06 per share cumulative, convertible 1-for-25 into common stock; $.10 par value; 500,000 shares authorized, 645 shares issued and outstanding with an aggregate
      liquidation preference of $1 per share                                                                     -
  Common stock:
      $.001 par value; 60,000,000 shares authorized, 26,532,924 issued and outstanding                          27
Additional paid-in capital                                                                                  18,616
Unearned compensation                                                                                       (1,023)
Deficit accumulated during the development stage                                                           (12,261)
                                                                                                     -----------------
   Total stockholders' equity                                                                                5,359
                                                                                                     -----------------
   Total Liabilities and Stockholders' Equity                                                               $5,736
                                                                                                     =================

    See accompanying notes to the unaudited condensed consolidated financial statements.

                                NEUROLOGIX, INC.
                         (A Development Stage Company)

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
            (Amounts in thousands, except share and per share data)
                                                                                                               For the period
                                                                                                             February 12, 1999
                                                    Nine Months                      Three Months            (inception) through
                                                Ended September 30,               Ended September 30,        September 30, 2005
                                         --------------------------------- -------------------------------- --------------------
                                               2005             2004             2005            2004
                                         ---------------- ---------------- --------------- ---------------- --------------------
Operating expenses:
    Research and development                    $ 1,613         $ 1,038          $  300          $  271             $  6,596
    General and administrative expenses           1,993           1,233             724             432                5,513
                                         ---------------- ---------------- --------------- --------------- ---------------------
Loss from operations                             (3,606)         (2,271)         (1,024)           (703)             (12,109)
                                         ---------------- ---------------- --------------- --------------- ---------------------

Other income (expense):
Dividend, interest and other income                 122              56              29              31                  256
Interest expense-related parties                     (3)            (20)             (1)             (1)                (408)
                                         ---------------- ---------------- --------------- --------------- ---------------------
     Other income (expense), net                    119              36              28              30                 (152)
                                         ---------------- ---------------- --------------- --------------- ---------------------
Net loss                                        $(3,487)        $(2,235)         $ (996)         $ (673)            $(12,261)
                                         ================ ================ =============== =============== =====================

Basic and diluted net loss per share            $ (0.14)        $ (0.11)         $(0.04)         $ (0.03)
                                         ================ ================ =============== ===============

Weighted average common shares
outstanding, basic and diluted               25,409,082      20,177,602      26,530,061      22,521,404
                                         ================ ================ =============== ===============

    See accompanying notes to the unaudited condensed consolidated financial statements.

                        NEUROLOGIX, INC. AND SUBSIDIARY
                         (A Development Stage Company)

 CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)
 FOR THE PERIOD FROM FEBRUARY 12, 1999 (DATE OF INCEPTION) THROUGH SEPTEMBER 30, 2005
                                  (UNAUDITED)
                   (Amounts in thousands, except share data)

                                                                                                        Deficit
                                                                                                      Accumulated
                                                      Common Stock        Additional                  During the
                                                 -----------------------   Paid-in      Unearned      Development
                                                   Shares       Amount     Capital    Compensation       Stage         Total
                                                 ----------------------- ----------- -------------- -------------- ------------
Sale of common stock to founders                   6,004,146        $0          $4             $-             $-           $4
Net loss                                                   -         -           -              -           (328)        (328)
                                                 ------------- --------- ----------- -------------- -------------- ------------
Balance, December 31, 1999                         6,004,146         0           4              -           (328)        (324)
Net loss                                                   -         -           -              -         (1,055)      (1,055)
                                                 ------------- --------- ----------- -------------- -------------- ------------
Balance, December 31, 2000                         6,004,146         0           4              -          (1,383)     (1,379)
Stock options granted for services                         -         -           9              -              -            9
Common stock issued for intangible assets at
$0.09 per share                                      259,491         -          24              -              -           24
Net loss                                                   -         -           -              -           (870)        (870)
                                                 ------------- --------- ----------- -------------- -------------- ------------
Balance, December 31, 2001                         6,263,637         0          37              -         (2,253)      (2,216)
Retirement of founder shares                         (33,126)        -           -              -              -            -
Common stock issued pursuant to license
agreement at $1.56 per share                         368,761         -         577           (577)             -            -
Private placement of Series B preferred stock              -         -       2,613              -              -        2,613
Amortization of unearned compensation                      -         -           -             24              -           24
Net loss                                                   -         -           -              -         (1,310)      (1,310)
                                                 ------------- --------- ----------- -------------- -------------- ------------
Balance, December 31, 2002                         6,599,272         0       3,227           (553)        (3,563)        (889)
Sale of common stock                                 276,054         0          90            (89)             -            1
Amortization of unearned compensation                      -         -           -            164              -          164
Net loss                                                   -         -           -              -         (2,274)      (2,274)
                                                 ------------- --------- ----------- -------------- -------------- ------------
Balance, December 31, 2003                         6,875,326         0       3,317           (478)        (5,837)      (2,998)
Conversion of note payable to common stock         1,091,321         1       2,371              -              -        2,372
Conversion of mandatory redeemable preferred
stock to common stock                              6,086,991         6         494                             -          500
Conversion of Series B convertible stock to
common stock                                       1,354,746         1          (1)             -              -            -
Effects of reverse acquisition                     7,103,020        14       5,886              -              -        5,900
Amortization of unearned compensation                      -         -           -            202              -          202
Stock options granted for services                         -         -          42            (42)             -            -
Exercise of stock options                             10,000         -          15              -              -           15
Net loss                                                   -         -           -              -         (2,937)      (2,937)
                                                 ------------- --------- ----------- -------------- -------------- ------------
Balance, December 31, 2004                        22,521,404        22      12,124           (318)        (8,774)       3,054
Amortization of unearned compensation                      -         -           -            614              -          614
Stock options granted for services                         -         -       1,319         (1,319)             -            -
Private placement of common stock, net of
expense                                            3,615,466         5       5,061              -              -        5,066
Exercise of stock options                            396,054         -         112              -              -          112
Net loss                                                             -           -              -         (3,487)      (3,487)
                                                 ------------- --------- ----------- -------------- -------------- ------------
Balance, September 30, 2005                       26,532,924       $27     $18,616        $(1,023)      $(12,261)      $5,359
                                                 ============= ========= =========== ============== ============== ============


    See accompanying notes to the unaudited condensed consolidated financial statements.

                        NEUROLOGIX, INC. AND SUBSIDIARY
                         (A Development Stage Company)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                             (Amounts in thousands)


                                                                                 Nine Months                   For the period
                                                                             Ended September 30,             February 12, 1999
                                                                     -------------------------------------  (inception) through
                                                                            2005               2004          September 30, 2005
                                                                     ------------------ ------------------ -----------------------
Operating activities:
  Net loss                                                                 $(3,487)            $(2,235)            $(12,261)
Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation                                                               59                  52                  249
     Amortization                                                               39                  20                  108
     Stock options granted for services                                          -                   -                    9
     Impairment of intangible assets                                            92                   -                  143
     Amortization of unearned compensation                                     614                 154                1,004
     Non-cash interest expense                                                   2                  19                  378
     Changes in operating assets and liabilities                                51                (220)                  (1)
                                                                     ------------------ ------------------ -----------------------
          Net cash used in operating activities                             (2,630)             (2,210)             (10,371)
                                                                     ------------------ ------------------ -----------------------
Investing activities:
   Security deposits paid                                                        -                   -                   (7)
   Purchases of equipment                                                      (45)                (69)                (298)
   Development of intangible assets                                           (134)                (58)                (614)
   Purchases of marketable securities                                       (3,600)             (3,685)             (11,073)
   Proceeds from sale of marketable securities                               2,400               3,685                8,273
                                                                     ------------------ ------------------ -----------------------
          Net cash used in investing activities                             (1,379)               (127)              (3,719)
                                                                     ------------------ ------------------ -----------------------
Financing activities:
   Proceeds from note payable                                                    -                   -                1,100
   Borrowings from related party                                                 -                   -                2,000
   Cash acquired in Merger                                                       -               5,413                5,413
   Merger-related costs                                                          -                (375)                (375)
   Payments of capital lease obligations                                       (19)                (47)                 (88)

   Stock issuance costs                                                       (150)                  -                 (150)
   Proceeds from exercise of stock options                                     112                  15                  132
   Proceeds from issuance of common stock                                    5,216                   -                5,216
   Proceeds from issuance of preferred stock                                     -                   -                3,114
                                                                     ------------------ ------------------ -----------------------
          Net cash provided by financing activities                          5,159               5,006               16,362
                                                                     ------------------ ------------------ -----------------------
Net increase in cash and cash equivalents                                    1,150               2,669                2,272
Cash and cash equivalents, beginning of period                               1,122                 755
                                                                     ------------------ ------------------ -----------------------
Cash and cash equivalents, end of period                                    $2,272              $3,424               $2,272
                                                                     ================== ================== =======================
Supplemental disclosure of non-cash investing and financing activities:
   Issuance of common stock to pay debt                                          -              $2,372               $2,372
                                                                     ================== ================== =======================
   Reverse acquisition - net liabilities assumed, excluding cash                 -               $(214)               $(214)
                                                                     ================== ================== =======================
   Mandatory redeemable convertible preferred stock converted to                 -                $500                 $500
   common stock
                                                                     ================== ================== =======================
   Common stock issued to acquire intangible assets                              -                   -                  $24
                                                                     ================== ================== =======================
   Stock options granted for services                                       $1,319                 $42               $1,370
                                                                     ================== ================== =======================
   Common stock issued pursuant to license agreement                             -                   -                 $577
                                                                     ================== ================== =======================
   Acquisition of equipment through capital leases                               -                 $62                 $106
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

         The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company is in the development stage and has not generated any operating revenues as of September 30, 2005. As a result, the Company has incurred net losses of $3,487, $2,235 and $12,261 and negative cash flows from operating activities of $2,630, $2,210 and $10,371 for the nine months ended September 30, 2005 and 2004 and for the period from February 12, 1999 (inception) to September 30, 2005, respectively. In addition, management believes that the Company will continue to incur net losses and cash flow deficiencies from operating activities for the foreseeable future.

         As of September 30, 2005, the Company had cash and cash equivalents of $2,272 and investments being held to maturity of $2,781. Management believes that the Company's current resources will enable it to continue as a going concern through at least September 30, 2006. Although the Company believes that its resources are sufficient to complete a Phase I clinical trial for Parkinson's disease and to initiate a Phase I clinical trial for epilepsy, the Company's resources are not sufficient to allow it to perform all of the clinical trials required for drug approval and marketing. Accordingly, it will continue to seek additional funds through public or private equity offerings, debt financings or corporate collaboration and licensing arrangements. The Company does not know whether additional financing will be available when needed, or if available, will be on acceptable or favorable terms to it or its stockholders.

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

    (3) The results of operations for the three and nine month periods ended September 30, 2005 are not necessarily indicative of the results to be expected for the full year.

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

                                                        Nine Months Ended          Three Months Ended
                                                          September 30,               September 30,
                                                   ---------------------------- --------------------------
                                                       2005           2004           2005         2004
                                                   ------------ --------------- ------------- ------------
Net loss - as reported                                $(3,487)        $(2,235)       $(996)        $(673)

Add stock-based employee compensation expense
included in reported net loss                             330               -           58             -

Deduct total stock-based employee compensation
expense determined under fair value-based method
for all awards                                           (912)           (156)        (210)          (54)
                                                   ------------ --------------- ------------- ------------
Net loss - pro forma                                  $(4,069)        $(2,391)     $(1,148)       $ (727)
                                                   ============ =============== ============= ============
Basic/diluted loss per share - as reported            $ (0.14)        $ (0.11)     $ (0.04)       $(0.03)
                                                   ============ =============== ============= ============
Basic/diluted loss per share - pro forma              $ (0.16)        $ (0.12)     $ (0.04)       $(0.03)
                                                   ============ =============== ============= ============

                        NEUROLOGIX, INC. AND SUBSIDIARY
                         (A Development Stage Company)
         Notes to Unaudited Condensed Consolidated Financial Statements
             (In thousands, except for share and per share amounts)

         The following are the weighted-average assumptions used with the Black-Scholes pricing model:

                                              Nine months ended
                                                September 30,
                                        -----------------------------
                                              2005           2004
                                        --------------- -------------
     Expected option term (years)              5              5
     Risk-free interest rate (%)          3.70 - 4.18    3.15 - 3.79
     Expected volatility (%)                94 - 103      115 - 152
     Dividend yield (%)                        0              0

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

         The following securities were not included in the computation of diluted net loss per share because to do so would have had an anti-dilutive effect for the periods presented:

                                                       September 30,
                                               -----------------------------
                                                    2005           2004
                                               -------------- --------------
      Stock Options                                2,235,220      1,715,567
      Warrants                                     1,519,056        828,000
      Series A Convertible Preferred Stock               645            645

    (6)  Related Party Transactions:

         Since the Merger, Refac, which is 90% owned by Palisade Concentrated Equity Partnership, L.P., a private equity partnership managed by Palisade Capital Management, L.L.C. ("PCM"), has provided consulting services to the Company at a basic monthly retainer of $5 subject to a quarterly adjustment, by mutual agreement, at the end of each calendar quarter to reflect the services rendered during such quarter. Either party has the right to terminate this agreement at any time without any prior notice. The agreement was terminated as of August 1, 2005. Under this arrangement, the Company had paid $44 and $80 with respect to services rendered during the nine-month periods ended September 30, 2005 and 2004, respectively, with $5,000 being paid in the third quarter of 2005.

                        NEUROLOGIX, INC. AND SUBSIDIARY
                         (A Development Stage Company)
         Notes to Unaudited Condensed Consolidated Financial Statements
             (In thousands, except for share and per share amounts)

Effective with the closing of the Merger, the Company relocated its corporate offices to One Bridge Plaza, Fort Lee, New Jersey 07024. The Company initially used these premises on a month-to-month basis under a verbal agreement with Palisade Capital Securities, LLC ("PCS"), an affiliate of PCM, that did not require the payment of rent. On August 10, 2004, the Company entered into a sublease with PCS for the lease of space at One Bridge Plaza, Fort Lee, New Jersey through January 31, 2008 at a base annual rent of approximately $35. The rent that the Company pays to PCS is equal to the rental amount that PCS pays under its master lease for this space.

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

    (7)  Employment Agreement with Dr. Michael Sorell

         Effective September 21, 2004, the Company entered into an employment agreement with Michael Sorell, M.D. to serve as the President and Chief Executive Officer of the Company and NRI for an initial term of employment of 18 months, which will automatically be extended for an additional 18 months absent notice to the contrary from either party. Dr. Sorell's initial annual base salary was $150, which was increased to $181 in March 2005 and to $200 in May 2005 based upon the achievement of specified financing objectives of the Company (see Note 10). In addition to cash compensation, Dr. Sorell's employment agreement also provides for the grant of options as described in Note 9.

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

         On June 20, 2005, the Company executed a Consulting Agreement (the "Hertzog Agreement") with David B. Hertzog. The Hertzog Agreement became effective as of May 16, 2005. The Hertzog Agreement provides that Mr. Hertzog will provide to the Company on a part-time basis independent consulting services with respect to legal and financial regulatory matters. The term of the Hertzog Agreement is one year, although the Hertzog Agreement may be earlier terminated under certain circumstances. The Hertzog Agreement provides that Mr. Hertzog will receive compensation of $100, payable in equal monthly installments. Mr. Hertzog received stock options to acquire up to 250,000 shares of Common Stock (see Note 9). The Company will also reimburse Mr. Hertzog for his reasonable

                        NEUROLOGIX, INC. AND SUBSIDIARY
                         (A Development Stage Company)
         Notes to Unaudited Condensed Consolidated Financial Statements
             (In thousands, except for share and per share amounts)

expenses and indemnify him for certain losses incurred in connection with the services performed under the Hertzog Agreement. Mr. Hertzog is required to keep confidential certain information received from the Company.

    (9)  Stock Options:

         During 2000, the Company approved a stock option plan (the "Plan") which provides for the granting of stock options and restricted stock to employees, independent contractors, consultants, directors and other individuals. A maximum of 800,000 shares of Common Stock were originally approved for issuance under the Plan by the Board. The Plan was amended by the Board and the Company's stockholders to increase the number of shares available for issuance by 500,000 shares. As of September 30, 2005, the Company had 42,108 shares available for issuance under the Plan.

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

         Incentive Stock Option Grant - The incentive grant originally consisted of options to purchase 900,000 shares of Common Stock at an exercise price of $0.75 per share (the "Incentive Grant"). The ultimate number of shares issued under the Incentive Grant was 537,815 and was determined by reference to the amount of gross proceeds raised in equity financings by the Company on or before September 30, 2005, taking into account the price per share paid for Common Stock issued in such financings. Through September 30, 2005, the Company raised gross proceeds of approximately $5,216 at an average price of $1.44 per share.

         One-third (1/3) of the shares covered by the Incentive Grant became exercisable on April 27, 2005, with the balance of the shares vesting ratably over a twenty-four (24) month period commencing April 27, 2005. The options have a maximum ten-year term and are subject to accelerated vesting in the event that Dr. Sorell's employment by the Company without cause, due to his death of disability or upon a change in control. If Dr. Sorell's employment is terminated by the Company for cause or by Dr. Sorrell voluntarily, then the unvested portion of his options will immediately terminate as of the date of such termination of employment. Of the total options held by to Dr. Sorell, 273,892 were granted pursuant to the Plan in order to qualify as incentive stock options, and the remaining 513,923 options were not granted under the Plan or any other shareholder-approved plan, but are governed by terms identical to the provisions of the Plan.

         For purposes of determining whether there is any compensation expense incurred with respect to the grant of these options under APB 25, the measurement date - the date when the number of options was actually determinable - and not the grant date is used. Since the fair value of the options on the measurement date in April 2005 exceeded the exercise price, the difference or intrinsic value must be amortized as compensation expense over the vesting period of the options. The aggregate compensation expense, under this valuation, is $699 and represents a non-cash charge in the condensed consolidated statement of operations of the Company. The expense for the third quarter of 2005 is $58 and for the nine months' ended September 30, 2005 is $330 (see Amendment No. 1 to the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 2005).

         In connection with the execution of the Kaplitt Agreement, the Company granted Dr. Kaplitt nonqualified stock options to purchase 160,000 shares of Common Stock. Although the options were not granted under the Plan, the options will be governed under the same terms as options granted under the Plan. The exercise price of the options is $2.05 per share. Twenty percent of the options became exercisable on the date of the grant, and twenty percent will vest on each anniversary following the date

                        NEUROLOGIX, INC. AND SUBSIDIARY
                         (A Development Stage Company)
         Notes to Unaudited Condensed Consolidated Financial Statements
             (In thousands, except for share and per share amounts)

of the grant through 2009. The fair value of these non-employee stock options are estimated on the balance sheet date for non-vested options and on the vesting date for the vested options. The fair value of the options is being amortized to expense over the five-year term of the Kaplitt Agreement.

         In connection with the execution of a Scientific Advisory Board Agreement, dated January 26, 2005 (the "Lowenstein Agreement"), with Daniel Lowenstein, Mr. Lowenstein received stock options to acquire up to 30,000 shares of Common Stock pursuant to the Plan, which options will expire on January 26, 2010. The exercise price of the options is $2.10 per share. One-third of the options vested on January 26, 2005, and one-third will vest on each of January 26, 2006 and January 26, 2007. The fair value of these non-employee stock options are estimated on the balance sheet date for non-vested options and on the vesting date for the vested options. The fair value of the options is being amortized to expense over the three-year term of the Lowenstein Agreement.

         Under the terms of the Hertzog Agreement, Mr. Hertzog received stock options to acquire up to 250,000 shares of Common Stock pursuant to the Plan, which options will expire on May 16, 2010. The exercise price of the options is $1.825 per share. One half of such options vested on May 16, 2005 and one quarter will vest on each of November 16, 2005 and the termination date of the Hertzog Agreement. The fair value of these non-employee stock options are estimated on the balance sheet date for non-vested options and on the vesting date for the vested options. The fair value of the options is being amortized to expense over the one-year term of the Hertzog Agreement.

         The following table summarizes information about stock options outstanding at September 30, 2005:

                                                          Weighted Average
                                    Number of Shares       Exercise Price
                                  ---------------------- -------------------
     January 1, 2005                        2,613,459           $0.84
       Granted                                 30,000            2.10
       Exercised                             (120,000)           0.75
       Expired                               (240,000)           0.75
                                  ----------------------
     March 31, 2005                         2,283,459           $0.86
       Granted                                590,000            1.92
       Exercised                             (276,054)           0.08
       Expired                               (362,185)*          0.75
                                  ----------------------
     June 30, 2005                          2,235,220           $1.25
       Granted                                      0
       Exercised                                    0
       Expired                                      0
                                  ----------------------
     September 30, 2005                     2,235,220           $1.25
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

         On April 27, 2005, Medtronic International, Ltd. (a wholly-owned subsidiary of Medtronic, Inc. ("Medtronic") and referred to herein as "Medtronic International"), in conjunction with a development and manufacturing agreement (the "Development Agreement"), increased its equity investment in the Company by $2,000, purchasing 1,141,522 shares of Common Stock at a price of $1.752 per share, plus a warrant to purchase 285,388 shares of Common Stock at an exercise price of $2.19 per share (the "Warrant"). The Company has the option to call the Warrant following the thirtieth month after the date of issuance, provided that at such time there is a shelf registration statement effective for at least six months covering the shares of Common Stock underlying the Warrant. If the holder does not exercise the Warrant once the call option requirements have been met, the Company may redeem the Warrant at a price of $0.01 per share. Medtronic International owns approximately 8.7% of the outstanding Common Stock as of September 30, 2005. See Note 11 for a discussion of the Development Agreement.

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

         Pursuant to the Development Agreement, the NRI Entities are required to pay development costs of $850 to Medtronic over the course of the project based upon development milestones. As of September 30, 2005, the NRI Entities have paid $213. Following regulatory approval and commercialization of the Product, Medtronic will pay certain commissions to the NRI Entities with respect to sales of the Product. Furthermore, the NRI Entities have granted to Medtronic a right of first offer to negotiate, in good faith, for the right to distribute or commercialize certain gene therapy products developed by the NRI Entities for Parkinson's disease or temporal lobe epilepsy.


    (12) Pro forma Financial Statements

         As described in Note 1 above, NRI merged with and into a wholly-owned subsidiary of Neurologix on February 10, 2004. The following unaudited pro forma information summarizes the combined results of Neurologix and NRI for the three and nine months ended September 30, 2004 as if the merger had occurred at the beginning of each period.

                                           Nine Months         Three Months
                                       Ended September 30,  Ended September 30,
                                       -------------------  -------------------
                                              2004                 2004
                                       -------------------  -------------------
Net loss                                       $(2,235)              $ (673)
                                       ===================  ===================

Basic and diluted net loss per share           $ (0.11)              $(0.03)
                                       ===================  ===================

Weighted average common shares
outstanding, basic and diluted              20,177,602           22,521,404
                                       ===================  ===================

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

         The Company is in the development stage and is involved in the development of proprietary treatments for disorders of the brain and central nervous system using gene therapy and other innovative therapies. These treatments are designed as alternatives to conventional surgical and pharmacological treatments. To date, it has not generated any operating revenues and has incurred total net losses and aggregate negative cash flows from operating activities from inception to September 30, 2005 of $12,261 and $10,371, respectively.

         The Company's primary efforts are directed to develop therapeutic products (i) to meet the needs of patients suffering from Parkinson's disease and (ii) the needs of patients suffering from a type of human epilepsy known as temporal lobe epilepsy or "TLE."

         On June 8, 2005, the Company announced the completion of all neurosurgical gene transfer procedures for the 12 patients in its Phase I clinical trial of gene therapy for Parkinson's disease. On September 25, 2005, the Company presented the interim results of this Phase I clinical trial at the 19th Annual Symposia on the Etiology, Pathogenesis and Treatment of Parkinson's Disease and Other Movement Disorders. The interim results demonstrated safety as well as efficacy in terms of improvement in motor function and PET scans. Seven of the 12 patients have been evaluated for the required 12-month period, with the remaining patients' evaluations expected to be completed by mid-2006.

         Based on the results of this Phase I clinical trial evaluated to date, the Company does not believe that it is necessary, at this juncture, to conduct an extended study, as part of Phase I, for two-sided brain treatments as previously contemplated by the Company. Rather, the Company, pending final results of the 12-patient Phase I clinical trial in mid-2006, expects to move directly to a pivotal trial for its treatment of Parkinson's disease. In this regard, the Company expects to formulate and submit to the Food and Drug Administration (the "FDA") its protocol for such pivotal trial after receipt of such final results. The timing of the commencement of such pivotal trial will, among other things, depend on FDA approval and additional funds being available to the Company (see "Results of Operations -- Liquidity and Capital Resources").

         In October 2004, motivated by encouraging rodent studies, the Company entered into an agreement with Universidade Federal de Sao Paolo to commence a non-human primate study for evaluating the toxicity and efficacy of using its technology in the brain for the treatment of TLE. The study has begun and is expected to be completed in the fourth quarter of 2005. Subject to the successful completion of this study, the Company plans to submit an Investigational New Drug application to the FDA in the first quarter of 2006 for permission to begin a Phase I clinical trial in TLE. Subject to the FDA's approval, the clinical trial is expected to begin in the second quarter of 2006. The Company originally had expected to receive complete results from the primate study so as to be able to submit to the FDA prior to the end of 2005 and to commence its clinical trial in the first quarter of 2006. The proposed clinical protocol was presented to the NIH Recombinant DNA Advisory Committee on September 23, 2004 and was reviewed favorably.

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

         As of September 30, 2005, the Company had cash and cash equivalents of $2,272 and investments being held to maturity of $2,781. Management believes that the Company's current resources will enable it to continue as a going concern through at least September 30, 2006 and fund the operations described above. See Results of Operations -- Liquidity and Capital Resources.

Recent Developments

         The Company is currently in negotiations with Diamyd Therapeutics AB, a Sweden corporation ("Diamyd"), in an effort to obtain an exclusive license for the use of glutamic acid decarboxylase 65 ("GAD 65"), one of the genes used in the proposed form of gene therapy treatment of Parkinson's disease as conducted by the Company during its Phase I clinical trial. The license may also cover use for treatment by the Company of certain other neurologic and neuromuscular disorders. In connection with any license, the Company expects to make certain payments and royalties to Diamyd. As part of the negotiations, the Company is reviewing Diamyd's ownership of, or rights to license, GAD 65. The Company has previously entered into license and royalty agreements with others as part of its research and development operations for treatments of Parkinson's disease and other diseases (see Note 11 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 2004).

         Although the Company hopes to be able to conclude successful negotiations with Diamyd and obtain its license, there can be no assurance that it will be able to do so. If the Company does not obtain the license, it will be able to carry out its gene therapy programs, including for Parkinson's disease, without the GAD 65 license by Diamyd, although the Company cannot predict what costs would be involved in pursuing an alternate gene therapy approach.

         The Board of Directors also elected two new directors to serve on the Board of Directors until their respective terms have expired. Elliott Singer was elected as a Class II director to fill the vacancy created by the resignation of Mark S. Hoffman. John Mordock was elected as a new Class III director to fill the vacancy created by an increase in the size of the Board of Directors. Each of such directors was recommended to the Company by representatives of Palisade Private Partnership, L.P. which owns approximately 27% of the Common Stock (see the Company's Current Report on Form 8-K dated November 14, 2005).

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

         The accounting policies and estimates used as of December 31, 2004, as outlined in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2004, have also been applied for the nine months ended September 30, 2005.

Results of Operations

         Three Months Ended September 30, 2005 Compared to the Three Months Ended September 30, 2004

         Revenues. The Company did not generate any operating revenues during the three months ended September 30, 2005 and 2004.

         Costs and Expenses.

                  Research and Development. Research and development expenses increased by $29 (11%) during the three months ended September 30, 2005 to $300 as compared to $271 during the same period in 2004. The increase is primarily attributable to costs incurred by the Company in connection with payments due under certain of its license agreements and costs incurred for laboratory supplies and operations. Costs associated with the treatment of patients as part of the Company's Phase I clinical trial for Parkinson's disease during third quarter of 2005 decreased when compared to such costs for the third quarter of 2004. The Company had completed its gene transfer procedures in patients at the end of second quarter of 2005.

                  General and Administrative. General and administrative expenses increased by $292 (68%) to $724 during the three months ended September 30, 2005, as compared to $432 during the comparable period in 2004. The increase in 2005 is primarily related to non-cash compensation expenses incurred in connection with the stock options granted to Dr. Sorell as the Incentive Grant (see Note 9) and expenses associated with additional administrative staff and consultants (see Notes 6 and 8). In addition, the Company incurred increases in accounting fees and miscellaneous expenses. The increase in accounting fees is principally related to SEC filings. The increase in miscellaneous expenses is primarily attributable to the increased efforts of communicating and meeting with the Company's stockholders and potential investors as well as attendances at and participations in scientific conferences.

                  Other Income (Net). Other income (net) decreased by $2 (6%) during the three months ended September 30, 2005, over the comparable period of 2004. This decrease is primarily attributable to a decrease in dividend and interest income earned on funds received by the Company during the third quarter of 2005 from its private placements of Common Stock (see Note 10).

Nine Months Ended September 30, 2005 Compared to the Nine Months Ended September 30, 2004

         Revenues. The Company did not generate any operating revenues during the nine months ended September 30, 2005 and 2004.

         Costs and Expenses.

                  Research and Development. Research and development expenses increased by $575 (55%) during the nine months ended September 30, 2005 to $1,613 as compared to $1,038 during the same period in 2004. The increase is principally related to costs incurred by the Company in connection with the Medtronic Development Agreement and with its other license agreements. The increase also includes increases in the costs of laboratory supplies and operations. During the nine-month period ended September 30, 2005, the Company's costs of patient treatments relating to its Phase I clinical trial on Parkinson's disease did not increase significantly over the comparable period of 2004. In addition, the Company incurred costs associated with impairment on certain intellectual property of $89.

                  General and Administrative. General and administrative expenses increased by $760 (62%) to $1,993 during the nine months ended September 30, 2005, as compared to $1,233 during the comparable period in 2004. The increase in 2005 is primarily related to non-cash compensation expenses incurred in connection with the options granted to Dr. Sorell as the Incentive Grant (see Note 9) as well as an increase in compensation to Dr. Sorell. In addition, the increase in 2005 reflects increases in the costs of administrative staff and consultants retained by the Company as well as increases in legal and accounting fees and miscellaneous expenses.

              Other Income (Net). Other income (net) increased by $83 (231%) during the nine months ended September 30, 2005 over the comparable period of 2004. This increase is a result of the Merger completed on February 10, 2004, which enabled the Company to satisfy its loans to related parties, thereby eliminating the related interest expense and providing it with interest bearing cash accounts and cash equivalents, as well as the interest earned on private placement proceeds received during the first nine months of 2005 (see Note 10).

Liquidity and Capital Resources.
--------------------------------

         Cash and cash equivalents were $2,272 and investments being held to maturity were $2,781 at September 30, 2005.

         The Company is still in the development stage and has not generated any operating revenues as of September 30, 2005. In addition, the Company will continue to incur net losses and cash flow deficiencies from operating activities for the foreseeable future. Management believes that the Company's current resources will enable it to continue as a going concern through at least September 30, 2006.

          Although the Company believes that its resources are sufficient to complete a Phase I clinical trial for Parkinson's disease and to initiate a Phase I clinical trial for epilepsy, the Company's resources are not sufficient to allow it to perform all of the clinical trials required for drug approval and marketing, including a pivotal trial for Parkinson's disease. Accordingly, it will continue to seek additional funds through public or private equity offerings, debt financings or corporate collaboration and licensing arrangements. The Company does not know whether additional financing will be available when needed or, if available, will be on acceptable or favorable terms to it or its stockholders.

         Operating activities used $2,630 of cash during the nine months ended September 30, 2005 as compared to $2,210 during the same period in 2004. The Company used the cash to fund its operating expenses, which increased over the comparable period in 2004. See Results of Operations -- Nine Months Ended September 30, 2005 Compared to the Nine Months Ended September 30, 2004.

         Net cash used in investing activities during the nine month periods ended September 30, 2005 and 2004 were $1,379 and $127, respectively, primarily for the purchases of marketable securities and development of intangible assets.

         Net cash provided by financing activities was $5,159 during the nine months ended September 30, 2005, principally from the closing of the private placements described in Note 10. During the nine months ended September 30, 2004, financing activities provided $5,006, principally from cash acquired in the Merger of $5,413, partially offset by Merger-related costs of $375.

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

         No other new accounting pronouncement issued or effective during the fiscal year has had or is expected to have a material impact on the consolidated financial statements.

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

Item 3 - Controls and Procedures
--------------------------------

         (a) Disclosure Controls and Procedures. The Company's management, with the participation of the Company's President and Chief Executive Officer (as Principal Executive Officer and Principal Accounting Officer/Principal Financial Officer), has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the quarterly period covered by this report. Based on such evaluation, the Company's President and Chief Executive Officer (as Principal Executive Officer and Principal Accounting Officer/Principal Financial Officer) has concluded that, as of the end of such period, the Company's disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act.

         The Company has implemented certain additional control policies and procedures during the third quarter of 2005 to resolve, among other things, the material weakness in internal control relating to its accounting treatment of stock options, including stock options granted to non-employee consultants (see
Item 3--Controls and Procedures to the Company's Quarterly Report on Form 10-QSB/A for the quarter ended June 30, 2005). In this regard, the Company has assigned additional responsibilities and duties to its outsourced accounting firm to review the accounting for employee and non-employee stock options, including reporting to management and its independent registered public accounting firm. As a result, the Company and its independent registered public accounting firm identified an additional error in accounting for the stock options granted to its President and Chief Executive Officer as the Incentive Grant (see Note 9) which resulted in additional compensation expense being recorded in the second quarter of 2005 and in the recording of compensation expense in the current quarter. This error is limited to the financial statements for the quarter ended June 30, 2005, and does not affect the third quarter financial statements included in this Quarterly Report. The financial statements for the three months and six months ended June 30, 2005 were restated to correct this error as contained in Amendment No. 1 to the Company's Quarterly Report on Form 10-QSB/A for the quarter ended June 30, 2005.

         The Company continues to be committed to the review and evaluation of the Company's procedures and policies designed to assure effective internal control over financial reporting.

         (b) Changes in Internal Control Over Financial Reporting. There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange
Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting, except as disclosed in subparagraph (a) above.

PART II. OTHER INFORMATION

Item 6.  Exhibits
-----------------

         See Exhibit Index

                                   Signatures
                                   ----------

         Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                               NEUROLOGIX, INC.


November 14, 2005            /s/ Michael Sorell
                             --------------------------------------------------
                             Michael Sorell
                             President and Chief Executive Officer
                             (as Principal Executive Officer)


November 14, 2005            /s/ Michael Sorell
                             --------------------------------------------------
                             Michael Sorell
                             President and Chief Executive Officer
                             (as Principal Accounting Officer/Principal
                             Financial Officer)

                                 EXHIBIT INDEX
                                 -------------

Exhibit No.     Exhibit
-----------     -------

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

   10.1 License Agreement, dated as of August 1, 2005, between Neurologix, Inc. and The Trustees of Columbia University in New York.**

   10.2 Letter Agreement, dated November 8, 2005, between Neurologix, Inc. and Refac.**

   31.1 Rule 13a-14(a)/15d-14(a) Certification of President and Chief Executive Officer (as Principal Executive Officer and Principal Accounting Officer/Principal Financial Officer).**

   32.1 Section 1350 Certification of President and Chief Executive Officer (as Principal Executive Officer and Principal Accounting Officer/Principal Financial Officer).**

----------
** Filed herewith