Form 10KSB
period 2005-12-31
NEUROLOGIX INC/DE
filed 2006-03-31
CIK 356591

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-KSB

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                     to
Commission File Number 0-13347
NEUROLOGIX, INC.

DELAWARE	06-1582875

(State or other jurisdiction of	I.R.S. Employer
Incorporation or organization)	Identification No.)

ONE BRIDGE PLAZA, FORT LEE, NEW JERSEY	07024

(Address of principal executive offices)	(Zip Code)
(201) 592-6451

(Issuer’s telephone number, including area code)
N/A

(Former name, former address and former fiscal year,
if changed since last report)
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:
Common Stock, par value $.001 per share

(Title of Class)
     Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐
     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Check here if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this 10-KSB or any amendment to this Form 10-KSB. ☐
     Indicate by checkmark whether the registrant is a shell company (as defined by Rule 126-2 of the Exchange Act). Yes ☐ No ☑
     The Registrant had no revenues during the year ended December 31, 2005.
     The aggregate market value of the Registrant’s voting and non-voting common equity held by non-affiliates as of March 24, 2006 was approximately $23,305,631.
     State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of March 24, 2006, there were outstanding 26,542,924 shares of the Registrant’s common stock, par value $0.001 per share.
DOCUMENTS INCORPORATED BY REFERENCE
     Certain information required in Part III of this Annual Report on Form 10-KSB is incorporated herein by reference to the registrant’s Proxy Statement for its 2006 Annual Meeting of Stockholders.
     Transitional Small Business Disclosure Format: Yes ☐ No ☑

PART I
Item 1. Description of Business
INTRODUCTION
     Neurologix, Inc. (the “Company”) is engaged in the research and development of proprietary treatments for disorders of the brain and central nervous system, primarily utilizing gene therapies. The Company’s initial development efforts are focused on gene therapy for treating Parkinson’s disease and epilepsy. The Company’s core technology, which it refers to as “NLX,” is currently being tested in a Company-sponsored Phase I human clinical trial to treat Parkinson’s disease. Recent highlights include:
•	For the 12 months ended December 31, 2005, the Company reported a net loss of approximately $5,345,000 or $0.21 per share. The increase in the net loss over fiscal year 2004 was primarily due to increased expenditures for research and development and administrative personnel. The Company will need additional financing to carry out its planned operations for the coming year, and its continuation as a going concern depends upon obtaining such financing. Accordingly, the Company’s auditors have made reference to the substantial doubt about the Company’s ability to continue as a going concern in their audit report for the fiscal year ended December 31, 2005. The Company is currently seeking to raise, in a private placement equity transaction, funds sufficient to finance its ongoing operations through 2007. Any such transaction would be subject to a number of conditions, and there is no assurance that the Company will successfully be able to complete such a transaction. (See “Risk Factors – the Company Does Not Have Sufficient Funds to Continue its Operations in the Long Run or to Commercialize its Product Candidates” below).

•	Effective December 31, 2005, the Company completed a short-form merger whereby its operating subsidiary, Neurologix Research, Inc. (formerly known as “Neurologix, Inc.” and sometimes referred to herein as “NRI”), was merged with and into the Company.

•	The Company appointed three new directors in 2005. Dr. Jeffrey Reich was appointed as a Class I director effective February 9, 2005. On November 14, 2005, Elliott Singer was appointed as a Class II director and John Mordock was appointed as a Class III director. Mark S. Hoffman resigned as a director and as Secretary and Treasurer of the Company, effective October 1, 2005. On January 23, 2006, Marc L. Panoff was appointed as the Company’s Chief Financial Officer and Treasurer.

•	During the preparation of this Annual Report on Form 10-KSB, the Company, together with its auditors, identified a material weakness with respect to the recording of certain deferred research and development expense relating to one of the Company’s development agreements. The Company has implemented and is implementing certain policies to resolve this matter, including the imposition of additional internal control procedures. The Company also hired a Chief Financial Officer in January 2006. (See Item 8A — Controls and Procedures below).

•	In December 2005, the Company announced results from preclinical studies, which showed that Neuropeptide Y (NPY) gene transfer reduces spontaneous seizures in an in vivo model of epilepsy and positively influences the fundamental biological process which leads to a chronically epileptic state. The Company expects to submit an Investigational New Drug application to the Food and Drug Administration (“FDA”) in the third quarter of 2006 for permission to begin a Phase I clinical trial in temporal lobe epilepsy. (See “Business of the Company-Epilepsy” below).

•	In November 2005, the Company announced findings from preclinical studies, which showed that the gene XIAP (X-linked inhibitor of apoptosis) may prevent the progression of Huntington’s disease. Neurologix’s scientists demonstrated that a mutated form of the gene delivered by an AAV vector, introduced by using standard neurosurgical techniques, can improve motor deficits associated with the disease. (See “Business of the Company-Huntington’s Disease” below).

•	In September 2005, the Company announced positive interim results of its landmark gene therapy Phase I clinical trial for patients with Parkinson’s disease. According to the interim findings, Neurologix’s subthalamic nucleus (STN) adeno-associated virus (AAV) vector glutamic acid decarboxylase (GAD) treatment appears to be safe and well-tolerated in advanced Parkinson’s disease, with no evidence of adverse effects or immunologic reaction related to the study treatment. The findings also showed statistically significant efficacy in both clinical and radiological aspects of the disease. (See “Business of the Company-Parkinson’s Disease” below).

•	During the preparation of the Company’s Quarterly Report on Form 10-QSB for the period ended June 30, 2005, the Company, together with its auditors, identified a material weakness with respect to recording stock based compensation. The Company has implemented and is implementing certain policies to resolve this matter, including the imposition of additional internal control procedures and the hiring of a Chief Financial Officer.

•	In May 2005, the Company entered into a license agreement with Keio University in Tokyo, Japan to develop and commercialize therapeutics to treat brain and other CNS disorders using the humanin gene. The Company planned to use this gene in combination with its proprietary gene transfer technology to develop a treatment for Alzheimer’s disease. However, the gene could not be developed to function in the manner intended for use in the Company’s programs. (See “Business of the Company-Alzheimer’s Disease” below).

•	On April 27, 2005, the Company issued and sold 1,141,552 shares of common stock, par value $.001 per share (the “Common Stock”), at a price of $1.752 per share and warrants to purchase 285,388 shares of Common Stock to Medtronic International, Ltd. (“Medtronic International”), a wholly-owned subsidiary of Medtronic, Inc. (“Medtronic”), for an aggregate price of $2 million. The warrants are exercisable at a price of $2.19 per share. On the same date, the Company entered into a development and manufacturing agreement with Medtronic, providing for collaboration on a project to develop a system for delivering biologics (the “Development Agreement”). Under this agreement, the Company will invest $850,000 in the development of a new catheter system for infusing gene therapies into the brain. (See “Business of the Company-Manufacturing” below).
•	On April 15, 2005, the Company entered into a research agreement with Auckland Uniservices, Ltd. (“AUL”), a New Zealand based company, whereby AUL will perform certain research activities for a fee of $282,000. The research activities performed to date included gene therapy research studies on Parkinson’s disease and may also include other gene therapy studies or projects in the future. (See “Business of the Company-Manufacturing” below).

•	In February and March 2005, the Company issued and sold approximately 2.5 million shares of Common Stock at a price of $1.30 per share, or a total of approximately $3.2 million, to purchasers in a private placement transaction led by Merlin Biomed Group. The transaction also involved the issuance of warrants to purchase approximately 620,000 shares of Common Stock at an exercise price of $1.625 per share.
HISTORY
     Arinco Computer Systems Inc. (formerly known as Change Technology Partners, Inc. and referred to herein as “Arinco”), the predecessor to Neurologix, Inc. (collectively with its wholly-owned subsidiary referred to herein as the “Company” or “Neurologix”), was incorporated in New Mexico on March 31, 1978 for the principal purpose of serving its subsidiary operations, which included the sale of telecommunications equipment and services and the retail sales of computers. Arinco, which became public in 1982, did not have any business operations from 1985 to March 2000. At that time, an investor group acquired control of Arinco and commenced a new consulting business strategy focusing on internet and e-services and digital media solutions.
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
     On February 10, 2004, the Company completed a merger (the “Merger”) of a wholly-owned subsidiary with NRI. Following the Merger, NRI became a wholly-owned subsidiary of the Company and stockholders of NRI received an aggregate number of shares of Neurologix Common Stock representing approximately 68% of the total number shares of Common Stock outstanding after the Merger.

     Effective December 31, 2005, the Company completed a short-form merger whereby its operating subsidiary, NRI, was merged with and into the Company. Following the merger, NRI no longer exists as a separate corporation. As the surviving corporation in the merger, the Company assumed all rights and obligations of NRI. The short form merger was completed for administrative purposes and will not have any material impact on the Company or its operations or financial statements.
BUSINESS OF THE COMPANY
     The Company is a development stage company engaged in the research and development of proprietary treatments for disorders of the brain and central nervous system primarily utilizing gene therapies. These treatments are designed as alternatives to conventional surgical and pharmacological treatments.
     The Company’s scientific co-founders, Dr. Matthew J. During and Dr. Michael G. Kaplitt, have collaborated for more than ten years in working with central nervous system disorders. Their research spans from animal studies (for gene therapy in Parkinson’s disease and epilepsy) to the current Phase I human clinical trial for the treatment of Parkinson’s disease. They both remain as consultants to the Company and serve on its Scientific Advisory Board (“SAB”).
     From 1999 to 2002, the Company conducted its gene therapy research through sponsorship agreements with Thomas Jefferson University, the Rockefeller University (“Rockefeller”) and the University of Auckland. Since October 2002, the Company has established and staffed its own laboratory facilities at Columbia University’s Audobon Biomedical Science and Technology Park (“Columbia”) in New York City to manufacture the gene therapy products required for its pre-clinical trials and to continue the research and development of additional gene therapy products.
     During March 2006, the Company vacated its laboratory facility at Columbia in contemplation of establishing a new laboratory facility at Ohio State University (“Ohio State”) in Columbus, Ohio, under the direction of Dr. During and two scientists currently on the Company’s staff. In March 2006, Dr. During and such scientists relocated to Ohio State and are currently working at laboratory facilities located there. The Company expects to enter into a research agreement with Ohio State similar to the agreements that it maintains with Rockefeller and Cornell University (“Cornell”).
     Business Strategy
     The Company’s objective is to develop and commercialize long-term, cost-effective treatments for disorders of the brain and central nervous system. Key elements of the Company’s strategy are:
•	Focus resources on development of the Company’s NLX technology. The Company intends to focus its research and development efforts on what it believes are achievable technologies having practical applications. Consequently, the Company expects to initially allocate the majority of its resources and efforts to the development of its first-generation NLX products for the treatment of Parkinson’s disease and epilepsy.

•	Focus on central nervous system disorders that are likely to be candidates for gene therapy. To attempt to reduce the technical and commercial risks inherent in the de-

velopment of new gene therapies, the Company intends to pursue treatments for neurological diseases for which:
o	the therapeutic gene function is reasonably well understood and has a physiologic role;

o	neurosurgical approaches are already established and standard;

o	animal studies, which may include those studies involving non-human primates, have indicated that gene therapy technology may be effective in treating the disease;

o	partial correction of the disease is expected to be established;

o	clinical testing can be conducted in a relatively small number of patients within a reasonably short time period.
•	Establish strategic relationships to facilitate research, product development and manufacturing. The Company intends to seek to establish collaborative research and manufacturing relationships with universities and companies involved in the development of gene therapy and other technologies. The Company believes that such relationships, if established, will make additional resources available to the Company for the manufacture of gene therapy products and for clinical trials involving these products. The Company may enter into joint ventures or strategic alliances with one or more pharmaceutical companies to develop or manufacture its products. The Company believes that such companies have extensive resources and knowledge to enable the Company to develop and commercialize its products.

•	Funding Operations. The Company must continue to seek additional funds through public or private equity offerings, debt financings or corporate collaborations and licensing arrangements, including joint ventures and strategic alliances. (See “Risk Factors-The Company Does not Have Sufficient Funds to Continue its Operations in the Long Run or to Commercialize its Product Candidates”, “Management’s Discussion and Analysis or Plan of Operation-Plan of Operation” and “Management’s Discussion and Analysis or Plan of Operation-Liquidity and Capital Resources” below).
     The Company’s initial focus is to develop therapeutic products (i) to meet the needs of patients suffering from Parkinson’s disease and (ii) the needs of patients suffering from a type of epilepsy known as temporal lobe epilepsy or “TLE.”
     Technology Overview
     Deoxyribonucleic acid (“DNA”) is organized into segments called genes, with each gene representing the region of DNA that determines the structure of a protein, as well as the timing and location of such protein’s production. Occasionally, the DNA for one or more genes can be defective, resulting in the absence or improper production of a functioning protein in the cell. This improper expression can alter a cell’s normal function and can frequently result in a disease. One goal of gene therapy is to treat these diseases by delivering DNA containing the corrected gene into cells. Also, gene therapy can increase or decrease the synthesis of gene products, or introduce new genes into a cell and thus provide new or augmented functions to that cell.

     There are several different ways of delivering genes into cells. Each of the methods of delivery uses carriers, called “vectors,” to transport the genes into cells. Similar to the relationship between a delivery truck and its cargo, the vector (the “truck”) provides a mode of transport and the therapeutic agent (the “cargo”) provides the disease remedy. These carriers can be either man-made components or modified viruses. The use of viruses takes advantage of their natural ability to introduce DNA into cells. Gene therapy takes advantage of this property by replacing viral DNA with a payload consisting of a specific gene. Once the vector inserts the gene into the cell, the gene acts as a blueprint directing the cell to make the therapeutic protein.
     For its first generation of products, the Company intends to utilize exclusively the AAV vector. In 1994, Drs. Michael Kaplitt and Matthew During demonstrated that AAV could be a safe and effective vehicle for gene therapy in the brain. Since that time, the AAV vector has been used safely in a variety of clinical gene therapy trials and, to the Company’s knowledge, the virus has not been associated with any human disease.
     The Company believes that the benefits of AAV vector gene therapy technology include:
•	Safety. AAV vectors are based on a virus that, to the Company’s knowledge, has not been associated with a human disease.

•	Efficiency of Delivery. AAV vectors are effective at delivering genes to cells. Once in the cell, genes delivered by AAV vectors in animal models have produced effective amounts of protein on a continuous basis, often for months or longer from a single administration.

•	Ability to Deliver Many Different Genes. The vast majority of the coding parts of genes (cDNA) fit into AAV vectors and have been successfully delivered to a wide range of cell types.

•	A Simpler and Safer Option than Standard Surgery. The Company intends to administer the AAV vector-based products in a procedure that is simpler and safer than other established neurosurgical procedures.

•	Stability. Unlike some other viruses, AAV is stable under a wide range of conditions. This allows AAV vectors to be handled like normal pharmaceutical products, lending themselves to traditional shipping and storing procedures.
Parkinson’s Disease
     General. Parkinson’s disease is a neurodegenerative disorder; it arises from the gradual death of nerve cells. Parkinson’s disease is a progressive and debilitating disease that affects the control of movement and is characterized by four principal symptoms:
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
     Rigidity, tremor, and bradykinesia result, primarily, from a loss of dopamine in two regions of the brain: the substantia nigra and striatum (caudate and putamen). Dopamine is a neurotransmitter, a chemical released from nerve cells (neurons), which helps regulate the flow of impulses from the substantia nigra to neurons in the caudate and putamen. Standard therapy for Parkinson’s disease often involves use of levodopa, a drug which stimulates production of dopamine. However, over extended periods of time levodopa often declines in its effectiveness. In advanced stages of Parkinson’s disease, as the disease becomes more and more debilitating, it becomes necessary to accept a riskier and potentially more invasive medical procedure to treat the disease. It is at this juncture that surgical procedures (deep brain stimulators, lesioning, etc.) are commonly advised.
     The Company believes that the GAD gene can be used to selectively mimic normal physiology and alter the neural circuitry affected in Parkinson’s disease. The Company’s technology inserts a GAD gene into the AAV-based viral vector, introducing it directly into an area of the brain known as the subthalamic nucleus. The GAD gene is responsible for making gamma aminobutyric acid (GABA), which is released by nerve cells to inhibit or dampen activity. The loss of dopamine leads to a change in the activity of several brain structures which control movement. Central to this is the STN, which is overactive and does not receive adequate GABA, as well as targets of the STN, which are also hyperactive and also do not receive enough GABA. The goal of this therapy is to deliver GABA to the STN in order to re-establish the normal neurochemical balance and activity among these key structures.
     The Company’s gene therapy is therefore designed to reset the overactive brain cells to inhibit electrical activity and return brain network activity to more normal levels. This in turn reduces symptoms of Parkinson’s, including tremors, rigidity and slowness of movement. The therapy is designed to be administered without destroying brain tissue and without implanting a permanent medical device.
     According to the National Parkinson Foundation, there are approximately 1.5 million Parkinson’s patients in America, with approximately 60,000 new cases diagnosed each year. While the peak onset of Parkinson’s disease is age 60 years, Parkinson’s disease is not just a disease of middle or old age: 15% of Parkinson’s disease patients are 50 years or less and 10% are 40 years or less.
     Product Development and Operations. The Company’s core gene therapy technology, which it refers to as NLX, is currently being tested in a Phase I human clinical trial, sponsored by the Company, to treat Parkinson’s disease. A Phase I clinical trial is primarily designed to test the safety, as opposed to efficacy, of a proposed treatment. The clinical trial is being conducted by Dr. Kaplitt and Dr. During. As part of this clinical trial, twelve patients with Parkinson’s disease have undergone surgical gene therapy at The New York Presbyterian Hospital/Weill Medical College of Cornell University. All patients are being evaluated both pre- and post-operatively with PET scans and with graded neurological evaluations by Drs. Andrew Feigin and David Eidelberg of the North Shore University Hospital. The Phase I trial is an open-label dose-escalation study with four patients in each of three escalating dose cohorts. The third cohort of four patients received 10 times the dose of the first cohort. The 12 patients participating in the trial were diagnosed with severe Parkinson’s disease of at least five years duration and were no longer adequately responding to current medical therapies.
     The surgery entails a stereotactic neurosurgical procedure performed under local anesthesia. First, magnetic resonance imaging (MRI) is used to image the target STN region of the brain. The STN is mapped by using microelectrodes to record the firing of single neurons as the electrode is slowly moved towards the STN. Once a signature firing pattern is obtained confirming that the electrode is in the STN, the fine-wire electrode is removed, leaving only the microelectrode sheath through which a hair-thin (170 microns) hollow tube is inserted. Thirty-five microliters containing 3.5 billion particles of the AAV vector (and a correspondingly higher dose in subsequent cohorts) containing GAD genes (cDNA), is then infused at 0.5 microliters/minute, together with 15 microliters of 25% mannitol. After the 100-minute infusion period, the delivery catheter is withdrawn and the incision is closed. No hardware is left behind following this procedure.
     The first of the surgeries was performed in August 2003 and marked the first time that gene therapy products have been used in a human to attempt to treat Parkinson’s disease. The gene transfer surgeries were completed on all 12 patients by May 2005. With guidance during the approval process from the National Institutes of Health and the FDA, Dr. During and Dr. Kaplitt designed a clinical trial aimed at minimizing complications to patients participating in the study.
     In September 2005, the Company presented preliminary data on the first 7 subjects, analyzed at one year following their surgery. Based on this preliminary data, the treatment appears to be safe and well-tolerated in advanced Parkinson’s disease, with no evidence of adverse effects or immunologic reaction related to the study treatment. The data showed a statistically significant benefit in both the PET scans and clinical scores for these patients. The Company will finish its evaluation after May 2006, when all 12 subjects will have been analyzed at one year following their surgery. If, upon completing the evaluation of all 12 subjects, the Company’s interim efficacy results are confirmed and there continue to be no significant adverse effects related to the treatment of such subjects, the Company plans to pursue one or more additional trials prior to conducting a pivotal trial which could lead to commercialization of the product.
     The Company is currently attempting to secure certain license rights, manufacturing and funding arrangements relating to its future trials for Parkinson’s disease. The Company’s ability to proceed with subsequent trials is subject to certain risks. (See “Risk Factors-The Company Cannot Ensure that it will be Able to Pursue Further Trials for its Product Candidates or the Timing of any future Trials” and “Risk Factors-The Company is Subject to Stringent Regulation; FDA Approvals” below).
     The Company, under its manufacturing and development agreement with Medtronic, is currently developing a new catheter system to infuse its gene therapy product into the brain with respect to the treatment of Parkinson’s disease. (See “Manufacturing” below). The Company hopes to have a workable system to test by June or July of 2006. The use of such a catheter could facilitate the use of the Company’s gene therapy treatment by neurosurgeons and simplify the procedures for infusing the gene product into the brain. Prior to the Company’s commencement of a pivotal trial, Medtronic must file a 510k application with the FDA and obtain FDA approval of such catheter. (See “Risk Factors” below).

Epilepsy
     General. Epilepsy, a group of diseases associated with recurrent seizures, is caused by periodic episodes of repetitive, abnormal electrochemical disturbance in the central nervous system, beginning in the brain. Generalized seizures happen when massive bursts of electrical energy sweep through the whole brain at once, causing loss of consciousness, falls, convulsions or intense muscle spasms. Partial seizures happen when the disturbance occurs in only one part of the brain, affecting the physical or mental activity controlled by that area of the brain. Seizures may also begin as partial or focal seizures and then generalize.
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
     Product Development and Operations. The Company’s development efforts have more recently begun to also focus on epilepsy, which affects hundreds of thousands of patients in the United States alone. In October 2004, motivated by encouraging rodent studies, the Company entered into an agreement with Universida Federal de Sao Paolo to commence a non-human primate study for evaluating the toxicity and efficacy of using its NLX technology in the brain for the treatment of epilepsy. The Company’s approach is based on the use of the non-pathogenic AAV vector, delivered using standard neurosurgical techniques. The study was completed in November 2005 and indicated no untoward toxicity for primates. Other studies have demonstrated that Neuropeptide Y (rAAV-NPY), a 36-amino acid peptide which acts to dampen excessive excitatory activity and prevents seizures in multiple models, had efficacy in preventing the development of spontaneous seizures that occur after a prolonged episode of status epilepticus.
     Clinical Trials. After completing the final preclinical toxicology tests and additional studies by the Company’s staff, the Company expects to submit an Investigational New Drug application to the FDA in the third quarter of 2006 for permission to begin a Phase I clinical trial in temporal lobe epilepsy. The proposed clinical protocol for this study was presented to the NIH Recombinant DNA Advisory Committee on September 23, 2004 and reviewed favorably. Submission of this application is subject, among other things, to resolution of issues regarding transfer technology and procurement of related intellectual property licenses. (See “Risk Factors-The Company’s Cannot Ensure that it Can Pursue Subsequent Trials for its Product Candidates or the Timing of any such Trials” below).
Huntington’s Disease
     General. Huntington’s disease is an inherited neurodegenerative disorder. Symptoms include a severe movement disorder which differs from Parkinson’s disease in that patients usually have hyperactive movements which cannot be controlled (called “chorea”). Patients have low body weight, sexual dysfunction and problems with cognition. Patients usually also have a sig-

nificantly reduced lifespans. The disease is caused by an alteration (mutation) in a normal gene called huntingtin. Normal huntingtin is essential for brain function, but when altered in Huntington’s disease, it causes changes which result in dysfunction and eventual death of brain cells (neurons), particularly in a region of the brain called the striatum. There is currently no treatment available for Huntington’s disease, other than use of drugs designed for other diseases in an attempt to reduce symptoms. Such drugs usually result in minimal benefit to patients and do not alter the progression of the disease.
     Product Development and Operations. The Company has also recently undertaken efforts to develop gene therapy for the treatment of Huntington’s disease. In November 2005, the Company presented findings from preclinical studies which showed that the gene XIAP (X-linked inhibitor of apoptosis) may prevent the progression of Huntington’s disease. Using cell culture models of the disease, the Company showed that a truncated form of XIAP lacking the RING domain (called dXIAP) may significantly reduce cell death caused by a mutated form of human Huntington gene.
     The Company further investigated the neuroprotective effects of dXIAP in a transgenic animal model (HD mice) by injecting HD mice with AAV vectors encoding dXIAP into the striatum, an area of the brain largely affected in Huntington’s patients. In the study, mice injected with this vector experienced significant reversal of motor dysfunction to the level of normal mice, while there was no improvement in HD mice treated with a control vector. dXIAP also appeared to prolong the lifespan of the mice. Furthermore, no adverse effects due to dXIAP over-production were observed.
     The Company is currently further developing technology based upon the dXIAP findings. A patent application has been filed based upon certain of these findings. Using information obtained from research conducted by the Company’s scientists, an additional strategy is being pursued to develop a gene therapy system to protect neurons from death. The goal of this strategy is to both optimize therapy and provide some element of control should there be unanticipated or undesirable effects in human patients from too much activation of these pathways.
     This research program is initially targeted to treatment of Huntington’s disease, since it is a lethal, incurable disorder which can be identified in patients prior to their developing severe symptoms. However, this program is not specific to Huntington’s disease, and the Company has evidence that shows that this therapy may be effective in other diseases involving cell death, such as Parkinson’s disease. Therefore, success in the development of therapies to treat Huntington’s disease could lead to more advanced therapies to follow the Company’s current program in Parkinson’s disease, and may be useful in other disorders caused by the death of brain cells.
     This program is expected to remain in the pre-clinical phase for the current year, with the goal of advancing towards an initial Phase I clinical trial within the next 3 years. The timing is subject to change based upon the uncertainties of medical research, the potential need to license key intellectual property and the need to obtain regulatory approval by appropriate agencies. (See “Risk Factors-The Company Cannot Ensure that it Can Pursue Subsequent Trials for its Product Candidates or the Timing of any such Trials” below).
Alzheimer’s Disease
     General. Alzheimer’s disease is a chronic neurodegenerative disorder involving the parts of the brain that control thought, memory, and language. It is marked by progressive deteriora-

tion, which affects both the memory and reasoning capabilities of an individual leading to an inability to carry out normal daily activities.
     In May 2005, the Company entered into a license agreement with Keio University in Tokyo, Japan to develop and commercialize therapeutics to treat brain and other CNS disorders (excluding Amyotrophic Lateral Sclerosis) using the humanin gene. The Company planned to use this gene in combination with its proprietary gene transfer technology to develop a treatment for Alzheimer’s disease. This license agreement was terminated effective January 2006, because the gene could not be developed to function in the manner intended for use in the Company’s programs. The Company does not have any immediate plans to pursue additional studies or trials for a treatment for Alzheimer’s disease.
     Patents and Other Proprietary Rights
     The Company believes that its success depends upon its ability to develop and protect proprietary products and technology. Accordingly, whenever practicable, the Company applies for U.S. patents (and, in some instances, foreign patents as well) covering those developments that it believes are innovative, technologically significant and commercially attractive to its field of operations. At present, it holds the exclusive license to 4 issued U.S. patents, 4 pending U.S. patent applications, 4 pending foreign patent applications and 1 issued foreign patent. In addition, the Company owns 1 issued U.S. patent and 4 U.S. pending patent applications covering gene therapy technologies and a non-exclusive license to a U.S. patent covering delivery mechanisms for gene therapy.
     The exclusive patent licenses were granted by Rockefeller and Thomas Jefferson University (“TJU”) pursuant to research agreements which the Company had with these institutions. The non-exclusive license is provided pursuant to an agreement the Company has with Rockefeller and Yale University. In each instance, Dr. Michael Kaplitt and/or Dr. Matthew During are named as one of the co-inventors in the patent.
     In accordance with TJU’s Intellectual Property Policy, an aggregate of 40% of all income it receives from licensing transactions is paid to the inventors. Dr. During has advised the Company that in each of 2005 and 2004 he received approximately $17,000 from TJU as a result of payments made by the Company to TJU under two exclusive license agreements. The amounts received by Dr. During represent approximately 18% of the total payments made by the Company to TJU in each of 2005 and 2004. Dr. During will also have a similar interest in future royalties that may become payable under the agreement with TJU.
     In accordance with Rockefeller’s Intellectual Property Policy, an aggregate of one-third of all income it receives from licensing transactions is paid to the inventors. Dr. Kaplitt has advised the Company that he received less than $2,000 in each of 2005 and 2004 from Rockefeller as a result of payments made by the Company to Rockefeller under a non-exclusive license agreement. In December 2002, the Company issued to Rockefeller 368,761 shares of Common Stock in exchange for the cancellation of certain fees under a separate, exclusive patent license agreement with the Company. When, and if, Rockefeller sells these shares, Dr. Kaplitt estimates that he will be entitled to approximately 25% of the proceeds. Dr. Kaplitt will also have a similar interest in future royalties that may become payable under the agreement with Rockefeller.
     Currently, the Company has an agreement with Cornell in connection with the Company’s ongoing Phase I clinical trial for the treatment of Parkinson’s disease and the develop-

ment of gene therapy approaches for neurodegenerative disorders, including Parkinson’s disease, Huntington’s disease and epilepsy. Under this agreement, the Company has the right of first refusal to obtain from Cornell, upon commercially reasonable terms, exclusive license rights to any intellectual property developed in the course of the sponsored research projects.
     In May 2005, the Company announced that it had entered into a license agreement with Keio University in Tokyo, Japan to develop and commercialize therapeutics to treat brain and other CNS disorders (excluding Amyotrophic Lateral Sclerosis) using the humanin gene. This license agreement was terminated effective January 2006, because the gene could not be developed to function in the manner intended for use in the Company’s programs.
     The Company is currently in negotiations with Diamyd Medical, AB (“Diamyd”), a company organized under the laws of Sweden, in an effort to obtain an exclusive, worldwide patent license for the use of a gene version of glutamic acid decarboxylase (GAD) 65 in the proposed form of gene therapy treatment of Parkinson’s disease as conducted by the Company during its Phase I clinical trial. In connection with the successful completion of the license agreement, the Company expects to make certain payments and royalties to Diamyd. The Company has previously entered into license and royalty agreements with others as part of its research and development operations for treatments of Parkinson’s disease and other diseases. If the Company is unable to reach an agreement with Diamyd, the Company will pursue available alternative therapies.
     The Company expects to establish a new laboratory facility at Ohio State under the direction of Dr. During and two scientists currently on the Company’s staff. In March 2006, Dr. During and such scientists relocated to Ohio State and are currently working at laboratory facilities located there. The Company expects to enter into a research agreement with Ohio State similar to the agreements that the Company maintains with Rockefeller and Cornell. This agreement will address the Company’s rights with regard to developments and inventions by Dr. During and such scientists. The Company will likely have to pay certain fees in connection with the agreement. Also, the Company expects to enter into certain agreements relating to the use of laboratory facilities for its scientists who are working at Ohio State. Although the arrangements with Ohio State remain subject to completion, the Company expects to complete the new arrangements in a manner that will not have a material adverse impact on its research or operations.
     In addition to patents, the Company relies on trade secrets, technical know-how and continuing technological innovation to develop and maintain its competitive position. The Company requires all of its employees and scientific consultants to execute confidentiality and assignment of invention agreements. These agreements typically provide that (i) all materials and confidential information developed or made known to the individual during the course of the individual’s relationship with the Company is to be kept confidential and not disclosed to third parties except in specific circumstances and (ii) all inventions arising out of the relationship with the Company shall be the Company’s exclusive property. While the Company takes these and other measures to protect its trade secrets, they do not insure against the unauthorized use and/or disclosure of its confidential information.
     The Company’s intellectual property rights may be called into question or subject to litigation. (See “Risk Factors-The Company’s Intellectual Property Rights may be Called into Question or Subject to Litigation” below).

     Manufacturing
     The Company, or third parties retained by it, will need to have available, or develop, capabilities for the manufacture of components and delivery systems utilized in the Company’s products, including all necessary equipment and facilities. In order to receive approval by the FDA and commercialize its product candidates, the Company must develop and implement manufacturing processes and facilities that comply with governmental regulations, including the FDA’s Good Manufacturing Practices. As discussed below, the Company has, to date, manufactured its own AAV and other components for its Phase I clinical trial for Parkinson’s disease. Nonetheless, the large scale manufacture and development of components and systems will require both time and significant funding. (See “Risk Factors” below).
     The Company’s two most advanced product candidates, AAVGAD for Parkinson’s disease, and AAVNPY for Temporal Lobe Epilepsy, are both biological products requiring manufacture in specialized facilities. As the Parkinson’s disease program advances through the clinical development program, the regulatory requirements for manufacture proportionately increase. The Company is planning to generate the AAVGAD product with full Good Manufacturing Practices compliance consistent with a Phase III trial and commercial release. The Company does not own such a facility, so it will seek to contract with third parties for such manufacturing.
     Pursuant to a research agreement, AUL has manufactured and delivered to the Company in bulk form all of the AAVGAD that the Company required to complete the Phase I clinical trial procedures for Parkinson’s disease. The Company’s laboratory purified the AAVGAD that it received from AUL to the final product form that was used in the trial. The Company will seek to manufacture the final AAVGAD product. AUL may also perform research on gene delivery systems, new viral and non-viral vectors, animal models of neurological and metabolic diseases and pre-clinical gene therapy studies of epilepsy and other neurological disorders.
     Under the Company’s manufacturing and development agreement with Medtronic, dated April 27, 2005, the Company will develop a new catheter system for infusing gene therapies into the brain. Medtronic engineers are working with the Company’s scientists to develop this system for use in planned later-phase gene therapy studies. Currently, there is no commercial product available for infusion of gene therapeutics or any other type of biological agent into the brain, and all clinical trials to date, including the Company’s Phase I clinical trial for Parkinson’s disease, have utilized either experimental devices created specifically for the particular trial or have used technologies which were not designed for use in the brain. The goal of this program is to provide the Company with a proprietary technology to deliver its gene therapy agents which would facilitate acceptance and use by the general community of practicing neurosurgeons. The Company will make payments to Medtronic based upon Medtronic’s attainment of certain development milestones. As of December 31, 2005, the Company had paid $213,000 to Medtronic and owed Medtronic an additional $425,000 for milestones achieved under the manufacturing and development agreement.
     The Company does not have any experience in manufacturing products for commercial sale and, if the Company is not successful in engaging a third-party to manufacture its products, no assurance can be provided that it will be able to reach its planned objectives. Furthermore, manufacturing costs could exceed the Company’s expectations and become prohibitive. (See “Risk Factors-The Company Does Not Have any Experience in Manufacturing Products for Commercial Sale” below).

     New Research and Development Facility
     The Company expects to establish a new laboratory facility at Ohio State under the direction of Dr. During and two scientists currently on the Company’s staff. In March 2006, Dr. During and such scientists relocated to Ohio State and are currently working at laboratory facilities located there. The Company expects to enter into a research agreement with Ohio State similar to the agreements that the Company maintains with Rockefeller and Cornell. This agreement will address the Company’s rights with regard to developments and inventions by Dr. During and the other members of the Company’s staff who will be working at Ohio State. The Company will likely have to pay certain fees in connection with the agreement. Also, the Company expects to enter into certain agreements relating to the use of laboratory facilities for its scientists who are working at Ohio State. Although the arrangements with Ohio State remain subject to completion, the Company expects to complete the new arrangements in a manner that will not have a material adverse impact on its research or operations.
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
     In August 2004, Avigen announced that the FDA authorized it to initiate a Phase I/II clinical trial of gene therapy for the treatment of Parkinson’s disease using AV201, an AAV vector containing the gene for AADC (aromatic amino acid decarboxylase) which is delivered directly to the part of the brain that requires dopamine to control movement. Avigen commenced such trial with its first patient undergoing gene transfer surgery in December, 2004. In April, 2005, Avigen announced that it was discontinuing its AV201 development program. In December, 2005, it announced that it had sold its AAV gene therapy assets to Genzyme.
     Ceregene, Inc., an affiliate company of Cell Genesys, Inc., announced on September 21, 2005 that it had initiated a Phase I Parkinson’s disease gene therapy using AAV expressing the neurturin gene (a nerve growth factor).
     In February, 2005, Amgen, Inc. a major biotechnology company, announced that it had discontinued its clinical trials of infusion of a different growth factor into patients with Parkinson’s disease. The goal of this approach was to infuse a recombinant growth factor called glial-derived neurotrophic factor (GDNF) into the brains of patients with Parkinson’s disease in an attempt to stop the loss of dopamine cells and to possibly promote growth. Amgen announced that the decision to stop this program, which was in collaboration with Medtronic, was based upon results of their Phase II trial which showed no evidence of efficacy compared with a placebo group and some safety concerns.

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
     Employees
     As of December 31, 2005, the Company had five full-time employees, including three research scientists with doctoral degrees. These research scientists have expertise in virology, protein chemistry and molecular biology. In addition to its research staff, the Company’s executive Chairman and former President and Chief Executive Officer, Dr. Martin J. Kaplitt (who is the father of Dr. Michael G. Kaplitt, one of the Company’s scientific co-founders) is paid a management fee. On January 23, 2006, Marc L. Panoff was appointed as the Company’s Chief Financial Officer and Treasurer. Mr. Panoff will be responsible for the overall management of Neurologix’s financial obligations, including financial reporting, budgeting, investor relations, and treasury functions.
     The Company has vacated its laboratory facility at Columbia and plans to establish a new laboratory facility at Ohio State in Columbus, Ohio under the direction of Dr. During and two scientists currently on the Company’s staff. Although the arrangements with Ohio State remain subject to completion, the Company expects to complete the new arrangements in a manner that will not have a material adverse impact on its research or operations.
     The Company’s employees are not subject to any collective bargaining agreements and the Company regards its relations with its employees to be good.
     Scientific Advisory Board
     The Company has assembled the SAB to advise the Company on the selection, implementation and prioritization of its research programs. The SAB, which currently consists of the following seven scientists, met two times in 2005.
     Paul Greengard, Ph.D. Dr. Greengard has been a member and chairman of the SAB since July 2003. Dr. Greengard receives an annual fee of $25,000 for his participation in the SAB. Dr. Greengard is the Vincent Astor Professor and Chairman of the Laboratory of Molecu-

lar and Cellular Neuroscience at The Rockefeller University. Dr. Greengard was awarded the 2000 Nobel Prize in Physiology or Medicine. Dr. Greengard received a Ph.D. in biophysics from Johns Hopkins University. Prior to joining The Rockefeller University in 1983, Dr. Greengard was the director of biochemical research at the Geigy Research Laboratories and subsequently Professor of Pharmacology and Professor of Psychiatry at the Yale University School of Medicine. Dr. Greengard is an elected member of the U.S. National Academy of Sciences and its Institute of Medicine and of the American Academy of Arts and Sciences. He is also a foreign member of the Royal Swedish Academy of Sciences and a member of the Norwegian Academy of Science and Letters.
     Andrew J. Brooks, Ph.D. Dr. Brooks has been a member of the SAB since January 2002. Dr. Brooks receives an annual fee of $12,000 for his participation in the SAB. Dr. Brooks is currently the Director of the Center for Functional Genomics in the Aab Institute for Biomedical Science at the University of Rochester from which he also received his Ph.D.
     Matthew J. During, M.D., D.Sc. Dr. During, one of the Company’s scientific co-founders, has been a member of the SAB since October 1999. Dr. During is currently Professor of Molecular Virology, Immunology and Medical Genetics at Ohio State Medical School. He is also a Professor of Molecular Medicine and Pathology at the University of Auckland in New Zealand where he directs neuroscience and gene therapy programs. From June 2004 to February 2006 he was the Research Lab Director of the Department of Neurological Surgery at Cornell. He served as Director of the CNS Gene Therapy Center and Professor of Neurosurgery at Jefferson Medical College from 1998 through 2002. From 1989 through 1998, Dr. During was a faculty member at Yale University where he directed a translational neuroscience program and headed Yale’s first gene therapy protocol. Dr. During is a graduate of the University of Auckland School of Medicine and did further postgraduate training at M.I.T. from 1985 to 1987, Harvard Medical School from 1986 to 1989 and Yale University from 1988 to 1989.
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
     Daniel H. Lowenstein, M.D. Dr. Lowenstein has been a member of the SAB since January 2005. Dr. Lowenstein receives an annual fee of $12,000 for his participation in the SAB. Dr. Lowenstein is Professor and Vice Chairman in the Department of Neurology at the University of California, San Francisco (“UCSF”), Director of the UCSF Epilepsy Center and Director of Physician-Scientist Training Programs for the UCSF School of Medicine. He received his M.D. degree from Harvard Medical School in 1983. Dr. Lowenstein established the UCSF Epilepsy Research Laboratory, and was the Robert B. and Ellinor Aird Professor of Neurology from 1998 to 2000. He then joined Harvard Medical School as the Dean for Medical Education and Carl W. Walter Professor of Neurology for two and a half years, and in 2003, moved back to UCSF in his current position. During 2004, he served as the President of the American Epilepsy Society. His

interests include the molecular and cellular changes in neural networks following seizure activity and injury and the contribution of neurogenesis to seizure-induced network reorganization in the adult central nervous system. He has received several national awards for excellence in teaching and numerous academic honors and awards, including the American Epilepsy Society’s 2001 Basic Research Award. Among his numerous publications, he has authored approximately 80 papers in peer-reviewed journals, 80 research abstracts and 43 review articles, editorials and book chapters.
     Andres M. Lozano, M.D., Ph.D. Dr. Lozano has been a member of the SAB since April 2001. Dr. Lozano receives an annual fee of $25,000 for his participation in the SAB. He is currently Professor of Neurosurgery and holds the Ronald Tasker Chair in Stereotactic and Functional Neurosurgery at The University of Toronto. Dr. Lozano received his M.D. from the University of Ottawa and a Ph.D. from McGill University. He completed a residency in Neurosurgery at the Montreal Neurological Institute prior to joining the staff at the University of Toronto. Dr. Lozano is currently the President of the American Society for Stereotactic and Functional Neurosurgery and the President-elect of the World Society for Stereotactic and Functional Neurosurgery.
     Eric J. Nestler, M.D., Ph.D. Dr. Nestler has been a member of the SAB since May 2004. Dr. Nestler receives an annual fee of $12,000 for his participation in the SAB. Dr. Nestler’s research focuses on ways in which the brain responds to repeated perturbations under normal and pathological conditions, with a primary focus on drug addiction and depression. He has authored or edited seven books, and published more than 300 articles and reviews and 267 abstracts relating to the field of neuropsychopharmacology. Since 2000, he has been the Lou and Ellen McGinley Distinguished Chair in Psychiatric Research and Professor and Chairman of the Department of Psychiatry at the University of Texas Southwestern Medical Center. From 1992 to 2000, he was Director of the Abraham Ribicoff Research Facilities and of the Division of Molecular Psychiatry at Yale University. Dr. Nestler’s awards and honors include the Pfizer Scholars Award (1987), Sloan Research Fellowship (1987), McKnight Scholar Award (1989), Efron Award of the American College of Neuropsychopharmacology (1994) and Pasarow Foundation Award for Neuropsychiatric Research (1998).
RISK FACTORS
     The following sets forth some of the business risks and challenges facing the Company as it seeks to develop its business:
The Company Is Still In The Development Stage And Has Not Generated Any Revenues.
     From inception through December 31, 2005, the Company has incurred net losses of approximately $14,119,000 and negative cash flows from operating activities of approximately $11,360,000. Because it may take years to develop, test and obtain regulatory approval for a gene-based therapy product before it can be sold, the Company likely will continue to incur significant losses and cash flow deficiencies for the foreseeable future. Accordingly, it may never be profitable and, if it does become profitable, it may be unable to sustain profitability.

The Company Does not Have Sufficient Funds to Continue its Operations in the Long Run or to Commercialize its Product Candidates
     The Company’s existing resources are not sufficient to enable it to obtain the regulatory approvals necessary to commercialize its current or future product candidates. The Company will from time to time need to raise additional funds through public or private equity offerings, debt financings or additional corporate collaboration and licensing arrangements. Availability of financing depends upon a number of factors beyond the Company’s control, including market conditions and interest rates. The Company does not know whether additional financing will be available when needed, or, if available, whether any such financing will be on terms acceptable or favorable to the Company.
     The Company is currently seeking to raise, in a private placement equity transaction, funds sufficient to finance its ongoing operations through 2007. Any such transaction would be subject to a number of conditions, including negotiations with investors, preparation and execution of definitive documentation and satisfaction of customary conditions, and there is no assurance that the Company will be able to complete a transaction on favorable terms or on a timely basis. If the Company is not able to raise funds in a timely manner, the Company may not be able to continue to operate its business or continue as a going concern.
     The Company’s independent registered public accounting firm has expressed substantial doubt about the Company’s ability to continue as a going concern in the audit report on the Company’s audited financial statements for the fiscal year ended December 31, 2005 included herein. (See “Management’s Discussion and Analysis or Plan of Operation-Liquidity and Capital Resources” below).
The Company Has Not Demonstrated that it Can Establish Many Necessary Business Functions
The Company has not demonstrated that it can:
—	obtain the regulatory approvals necessary to commercialize product candidates that it may develop in the future;

—	manufacture, or arrange for third-parties to manufacture, future product candidates in a manner that will enable the company to be profitable;

—	attract, retain and manage a large, diverse staff of physicians and researchers;

—	establish sales, marketing, administrative and financial functions;

—	develop relationships with third-party collaborators to assist in the marketing and/or distribution of the technologies that the Company may develop;

—	make, use and sell future product candidates without infringing upon third party intellectual property rights;

—	secure meaningful intellectual property protection covering its future product candidates; or

—	respond effectively to competitive pressures.
     The Company will need to establish or otherwise arrange for such functions in order to operate in the long term.
If the Clinical Trials for Parkinson’s Disease Are Unsuccessful, it would Likely have a Material Adverse Effect on the Company’s Operations
     The Company is in the process of completing a Phase I human clinical trial for the treatment of Parkinson’s disease. The Company will finish its evaluation after May 2006, when all 12 subjects will have been analyzed at one year following their surgery. If upon completing the evaluation of all 12 subjects, the Company’s interim efficacy results are confirmed and there continue to be no significant adverse effects related to the treatment of such subjects, the Company plans to pursue one or more additional trials prior to conducting a pivotal trial which could lead to commercialization of the product. However, the Company cannot ensure that the trial can be completed successfully or that there will be no adverse effects or immunologic reaction in the patients.
     If the pending or planned clinical trials for treatment of Parkinson’s disease are unsuccessful, future operations and the potential for profitability will be significantly adversely affected and the business may not succeed. (See “Business of the Company-Parkinson’s Disease” above).
The Company Cannot Ensure that it will be Able to Pursue Further Trials for its Product Candidates or the Timing of any Future Trials
     The Company’s ability to conduct further trials for its product candidates depends upon a number of factors beyond the Company’s control, including, but not limited to, regulatory reviews of trials, procurement of licenses from third parties and access to third party manufacturing facilities. Accordingly, the Company is unable to assure that it will be able to pursue further trials for any of its product candidates or the timing of any such trials. As described directly below, the Company’s ability to pursue further trials also depends upon the Company’s ability retain its current key physicians and researchers. Additionally, as described above under “The Company does not have Sufficient Funds to Continue its Operations in the Long Run or To Commercialize its Product Candidates”, the Company will be required to raise additional capital from time to time in order to fund further trials.
The Company’s Future Success Depends Upon Key Physicians and Researchers
     The Company’s future success depends, to a significant degree, on the skills, experience and efforts of its current key physicians and researchers, including Dr. Matthew During and Dr. Michael Kaplitt. If either of Dr. During or Dr. Kaplitt were unable or unwilling to continue his present relationships with the Company, it is likely that its business, financial condition, operating results and future prospects would be materially adversely affected. Dr. During and Dr. Kaplitt are not full time employees of the Company and they devote their attention to other projects and ventures in addition to the services that they render to the Company.

The Company is Subject to Stringent Regulation; FDA Approvals
     The industry in which the Company competes is subject to stringent regulation by certain regulatory authorities. The Company may not obtain regulatory approval for any future product candidates it develops. To market a pharmaceutical product in the United States requires the completion of rigorous pre-clinical testing and clinical trials and an extensive regulatory approval process implemented by the FDA. Satisfaction of regulatory requirements typically takes many years, depends upon the type, complexity and novelty of the product and requires the expenditure of substantial resources. The Company may encounter delays or rejections in the regulatory approval process resulting from additional governmental regulation or changes in policy during the period of product development, clinical trials and FDA regulatory review.
     Additionally, before the Company is able to commence a pivotal trial for Parkinson’s disease, Medtronic must file a 510k application for the new catheter system being developed to infuse the Company’s gene therapy product into the brain, and such application must be approved by the FDA.
     To the Company’s knowledge, to date, neither the FDA nor any other regulatory agency has approved a gene therapy product for sale in the United States.
The Company May Face Substantial Penalties if it Fails to Comply with Regulatory Requirements
     Failure to comply with applicable FDA or other applicable regulatory requirements may result in criminal prosecution, civil penalties, recall or seizure of products, total or partial suspension of production or injunction, as well as other regulatory action against the Company’s future product candidates or the Company itself. Outside the United States, the ability to market a product is also contingent upon receiving clearances from appropriate foreign regulatory authorities. The non-U.S. regulatory approval process includes risks similar to those associated with FDA clearance.
The Company Will Need to Conduct Significant Additional Research and Testing Before Conducting Clinical Trials Involving Future Product Candidates.
     Before the Company can conduct clinical trials involving future product candidates, the Company will need to conduct substantial research and animal testing, referred to as preclinical testing. It may take many years to complete preclinical testing and clinical trials and failure could occur at any stage of testing. Acceptable results in early testing or trials may not be repeated in later tests. Whether any products in preclinical testing or early stage clinical trials will receive approval is unknown. Before applications can be filed with the FDA for product approval, the Company must demonstrate that a particular future product candidate is safe and effective. The Company’s failure to adequately demonstrate the safety and efficacy of future product candidates would prevent the FDA from approving such products. The Company’s product development costs will increase if it experiences delays in testing or regulatory approvals or if it becomes necessary to perform more or larger clinical trials than planned. If the delays are significant, they could negatively affect the Company’s financial results, ability to raise capital and the commercial prospects for future product candidates.

The Company’s Future Success Depends Upon Acceptance of its Products by Health Care Administrators and Providers
     The Company’s future success depends upon the acceptance of its products by health care administrators and providers, patients and third-party payors (including, without limitation, health insurance companies, Medicaid and Medicare). Market acceptance will depend on numerous factors, many of which are outside the Company’s control, including:
—	the safety and efficacy of future product candidates, as demonstrated in clinical trials;

—	favorable regulatory approval and product labeling;

—	the frequency of product use;

—	the availability, safety, efficacy and ease of use of alternative therapies;

—	the price of future product candidates relative to alternative therapies; and

—	the availability of third-party reimbursement.
Events in the General Field of Gene Therapy may Affect the Company’s Ability to Develop its Products
     Patient complications that may occur in gene-based clinical trials conducted by the Company and other companies and the resulting publicity surrounding them, as well as any other serious adverse events in the field of gene therapy that may occur in the future, may result in greater governmental regulation of future product candidates and potential regulatory delays relating to the testing or approval of them. Even with the requisite approval, the commercial success of the Company’s product candidates will depend in part on public acceptance of the use of gene therapies for the prevention or treatment of human disease. Public attitudes may be influenced by claims that gene therapy is unsafe, and gene therapy may not gain the acceptance of the public or the medical community. Negative public reaction to gene therapy could result in greater governmental regulation, stricter clinical trial oversight and commercial product labeling requirements of gene therapies and could negatively affect demand for any products the Company may develop.
Side Effects, Patient Discomfort, Defects or Unfavorable Publicity May Affect the Company’s Ability to Commercialize its Products
     The Company’s preliminary data for the first 7 subjects in its Phase I trial for Parkinson’s disease indicates that this treatment appears to be safe and well-tolerated in advanced Parkinson’s disease, with no evidence of adverse effects or immunologic reaction related to the study treatment. However, the Company cannot assure that it will not discover unanticipated side effects, patient discomfort or product defects in connection with the completion of the Phase I trial, or in its trials for any other product candidates. Unanticipated side effects, patient discomfort, or product defects discovered in connection with the Company’s ongoing trials may significantly impact the Company’s ability to commercialize its products or achieve market acceptance. Commercialization could also be materially affected by unfavorable publicity concerning any of the Company’s future product candidates, or any other product incorporating technology similar to that used by future product candidates.
The Company Does Not Have any Experience in Manufacturing Products for Commercial Sale
     The Company does not have any experience in manufacturing products for commercial sale and, if the Company is not successful in engaging a third-party to manufacture its products, no assurance can be provided that it will be able to:
—	develop and implement large-scale manufacturing processes and purchase needed equipment and machinery on favorable terms;

—	hire and retain skilled personnel to oversee manufacturing operations;

—	avoid design and manufacturing defects; or

—	develop and maintain a manufacturing facility in compliance with governmental regulations, including the FDA’s Good Manufacturing Practices.
The Company’s Ability to Manufacture Products Depends upon FDA Approval and Access to Third-Party Manufacturing Facilities
     The Company, or any third-party manufacturer that it contracts with to manufacture any future product candidate, must receive FDA approval before producing clinical material or commercial products. The Company’s future product candidates may compete with other products for access to third-party manufacturing facilities and may be subject to delays in manufacture if third party manufacturers give priority to products other than the Company’s future product candidates. The Company may be unable to manufacture commercial-scale quantities of gene-based therapy products or any quantities at all. Failure to successfully manufacture products in commercial-scale quantities, and on a timely basis, would prevent the Company from achieving its business objectives.
The Company’s Intellectual Property Rights may be Called into Question or Subject to Litigation
     Because of the complex and difficult legal and factual questions that relate to patent positions in the Company’s industry, no assurance can be provided that its future product candidates or technologies will not be found to infringe upon the intellectual property or proprietary rights of others. Third parties may claim that future product candidates or the Company’s technologies infringe on their patents, copyrights, trademarks or other proprietary rights and demand that it cease development or marketing of those products or technology or pay license fees. The Company may not be able to avoid costly patent infringement litigation, which will divert the attention of management and cash resources away from the development of new products and the operation of its business. No assurance can be provided that the Company would prevail in any such litigation. If the Company is found to have infringed on a third party’s intellectual property rights it may be liable for money damages, encounter significant delays in bringing products to market or be precluded from manufacturing particular future product candidates or using a particular technology.

     The Company is currently in negotiations with Diamyd in an effort to obtain an exclusive, worldwide patent license for the use of a gene version of glutamic acid decarboxylase (GAD) 65 in the proposed form of gene therapy treatment of Parkinson’s disease as conducted by the Company during its Phase I clinical trial. The Company cannot assure that it will be able to conclude successful negotiations with Diamyd. If the Company is not able to conclude successful negotiations with Diamyd and obtain the license, the Company believes that it will be able to carry out its gene therapy programs through an alternate gene therapy approach not subject to a Diamyd license, although the Company cannot predict what costs would be involved in pursuing such an alternate approach.
The Company May be Subject to Product Liability Claims in Connection with its Clinical Trials
     Clinical trials of future product candidates, and any subsequent sales of products employing the Company’s technology, may involve injuries to persons using those products as a result of mislabeling, misuse or product failure. Product liability insurance is expensive. Although the Company has purchased product liability insurance to cover claims made during the expected duration of the ongoing Phase I clinical trials for Parkinson’s disease, there can be no assurance that this insurance will be available to the Company in the future on satisfactory terms, if at all. A successful product liability claim or series of claims brought against the Company in excess of any insurance coverage that it may obtain in the future would have a material adverse effect on its business, financial condition, results of operations and future prospects.
The Company may Face Liability Due to Its Use of Hazardous Materials
     The Company’s research and development processes may involve the use of hazardous materials, including chemicals and radioactive and biological materials. The risk of accidental contamination or discharge or any resultant injury from these materials cannot be completely eliminated. Federal, state and local laws and regulations govern the use, manufacture, storage, handling and disposal of these materials. The Company could be subject to civil damages in the event of an improper or unauthorized release of, or exposure of individuals to, such hazardous materials. In addition, claimants may sue the Company for injury or contamination that results from its use or the use by third parties of these materials and the Company’s liability may exceed its total assets. Compliance with environmental laws and regulations may be expensive and current or future environmental regulations may impair the Company’s research, development or production efforts.
FORWARD LOOKING STATEMENTS
     This document includes certain statements of the Company that may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and which are made pursuant to the Private Securities Litigation Reform Act of 1995. These forward-looking statements and other information relating to the Company are based upon the beliefs of management and assumptions made by and information currently available to the Company. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events, or performance, as well as underlying assumptions and statements that are other than statements of historical fact. When used in this document, the words “expects,” “anticipates,” “estimates,” “plans,” “intends,” “projects,” “predicts,” “believes,” “may” or

“should,” and similar expressions, are intended to identify forward-looking statements. These statements reflect the current view of the Company’s management with respect to future events and are subject to numerous risks, uncertainties, and assumptions. Many factors could cause the actual results, performance or achievements of the Company to be materially different from any future results, performance, or achievements that may be expressed or implied by such forward-looking statements, including, among other things:
•	the inability of the Company to raise additional funds, when needed, through public or private equity offerings, debt financings or additional corporate collaboration and licensing arrangements.

•	the inability of the Company to successfully commence and complete all necessary clinical trials for the commercialization of its product to treat Parkinson’s disease.
     Other factors and assumptions not identified above could also cause the actual results to differ materially from those set forth in the forward-looking statements. Additional information regarding factors which could cause results to differ materially from management’s expectations is found in the section entitled “Risk Factors” starting on page 18. Although the Company believes these assumptions are reasonable, no assurance can be given that they will prove correct. Accordingly, you should not rely upon forward-looking statements as a prediction of actual results. Further, the Company undertakes no obligation to update forward-looking statements after the date they are made or to conform the statements to actual results or changes in the Company’s expectations.

Item 2. Description of Property
     In August 2004, the Company subleased 1,185 square feet of space at One Bridge Plaza, Fort Lee, New Jersey 07024 from Palisade Capital Securities, LLC (“PCS”), an affiliated company, for use as its corporate offices. This sublease, which expires on January 31, 2008, provides for a base annual rent of approximately $35,000 or $3,000 per month. The rent that the Company pays to PCS is the same rental amount that PCS pays under its master lease for this space.
     One of the Company’s scientists conducts research at Cornell University in New York City under the direction of Dr. Michael Kaplitt, as provided for by the Company’s research agreement with Cornell University.
     The Company also currently leases approximately 2,000 square feet of laboratory space at Columbia in New York City pursuant to an agreement that provides for an annual rental payment of approximately $53,000 and expires on July 31, 2006. In February 2006, the Company gave its notice of termination of this lease. The Company has vacated its laboratory facility at Columbia and plans to establish a new laboratory facility at Ohio State in Columbus, Ohio under the direction of Dr. During and two scientists currently on the Company’s staff. At this time, the Company is in the process of completing arrangements for the use of such laboratory facility at Ohio State.
     Management believes that the properties the Company leases are adequately covered by insurance.
Item 3. Legal Proceedings
     None.
Item 4. Submission of Matters to a Vote of Security Holders
     No matters were submitted to a vote of security holders during the fourth quarter of 2005.

PART II
Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters
     The Company had 460 stockholders of record as of December 31, 2005. The Company did not pay cash dividends during the two year period ended December 31, 2005 and does not currently expect to pay any cash dividends to stockholders in the foreseeable future.
     The Common Stock is traded on the OTC Bulletin Board under the symbol “NRGX”.
     The following table shows the high and low bid quotations as furnished by Bloomberg and adjusted to reflect the September 10, 2004 1 for 25 reverse stock split. The quotations shown reflect inter-dealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions.
High and Low Bid Prices of Common Stock

	2005		2004
	High	Low	High	Low

First quarter	$2.40	$1.50	$2.88	$0.95
Second quarter	$2.40	$1.74	$2.18	$0.80
Third quarter	$2.05	$1.50	$1.25	$0.55
Fourth quarter	$2.10	$1.45	$2.00	$1.01
Company Equity Compensation Plans
     The following table sets forth information as of December 31, 2005, with respect to compensation plans (including individual compensation arrangements) under which equity securities of the Company are authorized for issuance.

			Number of securities
	Number of securities to	Weighted-average	remaining available
	be issued upon exercise	exercise price of	for future issuance
	of outstanding options,	outstanding options,	under equity
Plan Category	warrants and rights	warrants and rights	compensation plans

2000 Stock Option Plan approved by stockholders	1,117,892	$1.72	42,108

Other equity compensation plans approved by stockholders	433,405	$0.32	—

Stock option grants to officers and consultants of the Corporation which grants were not approved by stockholders (1) (2)	673,923	$1.06	—

Total	2,225,220	$1.25	42,108

(1)	Dr. Sorell was granted options to purchase 1,150,000 shares of Common Stock in connection with his hiring in September 2004. Of such grant, options to purchase 273,892 shares were granted under the Plan (and are intended to qualify as incentive stock options under the Internal Revenue Code) and options to purchase 876,108 shares of Common Stock were granted outside the Plan but on terms identical to those provided for by the Plan. (See “Employment Agreement with Dr. Michael Sorell” in Note 6 to the Company’s financial statements below). Of the total options granted under the terms of the grant, 362,185 were forfeited during the year ended December 31, 2005.

(2)	Dr. Michael Kaplitt, one of the Corporation’s scientific founders, was granted options to purchase 160,000 shares of Common Stock in connection with a consulting agreement entered into between Dr. Kaplitt and the Company in April 2005. The options were granted outside the Plan but on terms identical to those provided for by the Plan.
     Subject to approval by the Company’s stockholders at the 2006 annual meeting of stockholders, the Company’s Board of directors has approved an amendment of the 2000 Stock Option Plan to increase the number of shares available for issuance under the Plan from 1,300,000 shares to 3,800,000 shares. The above table does not reflect the 2,500,000 additional shares proposed by such amendment.
Item 6. Management’s Discussion and Analysis or Plan of Operation
     The following discussion should be read in conjunction with the audited financial statements and accompanying notes of the Company for the fiscal year ended December 31, 2005. The Company’s fiscal year ends on the last day of December in each year. References to 2005 and 2004 shall mean the Company’s fiscal year ended on December 31st of such year. All amounts in this Item 6 are in thousands.
Business Overview
     The Company is a development stage company that is engaged in the research and development of proprietary treatments for disorders of the brain and central nervous system using gene therapy and other innovative therapies. These treatments are designed as alternatives to conventional surgical and pharmacological treatments.
     To date, the Company has not generated any operating revenues and has incurred annual net losses. From inception through December 31, 2005, the Company had an accumulated deficit of $14,119, and it expects to incur additional losses in the foreseeable future. The Company recognized net losses of $5,345 for the year ended December 31, 2005, and $2,937 for the year ended December 31, 2004. The increase in net loss is primarily due to increased expenditures related to the progression of the Company’s research and development programs in Parkinson’s disease and epilepsy and the expanded administrative infrastructure needed to support that progression.
     Since its inception, the Company has financed its operations primarily through sales of its equity and debt securities. From inception through December 31, 2005, the Company received net offering proceeds from private sales of equity and debt securities and from the Merger of approximately $16,318 in the aggregate. Although its costs of administration and public company compliance have increased this year, the Company has devoted a significant portion of its capital resources to the research and development of its products.
     The Company’s primary efforts are directed to develop therapeutic products (i) to meet the needs of patients suffering from Parkinson’s disease and (ii) the needs of patients suffering from a type of human epilepsy known as temporal lobe epilepsy or “TLE.”
     Parkinson’s Disease
     In September 2005, the Company presented preliminary data on the first 7 subjects in its Phase I clinical trial of gene therapy for Parkinson’s disease, analyzed at one year following their surgery. Based on this preliminary data, the treatment appears to be safe and well-tolerated in advanced Parkinson’s disease, with no evidence of adverse effects or immunologic reaction related to the study treatment. The data showed a statistically significant benefit in both the PET scans and clinical scores for these patients. The Company will finish its evaluation after May 2006, when all 12 subjects will have been analyzed at one year following their surgery.
     Epilepsy
     In October 2004, motivated by encouraging rodent studies, the Company entered into an agreement with Universida Federal de Sao Paolo to commence a non-human primate study for evaluating the toxicity and efficacy of using its NLX technology in the brain for the treatment of epilepsy. The Company’s approach is based on the use of the non-pathogenic AAV vector, delivered using standard neurosurgical techniques. The study was completed in November 2005 and results were announced in December 2005. Results showed that Neuropeptide Y (NPY) gene transfer reduces spontaneous seizures in an in vivo model of epilepsy and positively influences the fundamental biological process which leads to a chronically epileptic state.
     Other Therapies
     The Company will also continue its efforts in developing therapies to treat Huntington’s disease and other neurodegenerative disorders under its research agreement with Cornell as well as in the new laboratory facility that it hopes to establish in April 2006 at Ohio State under the direction of Dr. During and two scientists currently on the Company’s staff. (See “Business of the Company-Patents and Other Proprietary Rights” above).
Plan of Operation
     Subject to completion of the evaluations of patients in its Phase I clinical trial, the Company currently plans to conduct one or more interim trials prior to conducting a pivotal trial for the treatment of Parkinson’s disease. The scope and timing of such trials will, in large part, depend upon available funds, FDA approvals and the successful consummation of certain license arrangements. (See “Business of the Company-Patents and Other Proprietary Rights” above). The Company will also take steps to move toward a pivotal trial for treatment of Parkinson’s disease, and hopes to be in a position to file its protocol with the FDA during the first half of 2007.
     The Company also intends to focus its efforts on advancing its product development for the treatment of epilepsy in order to eventually commence its Phase I clinical trial, which it has targeted for the fourth quarter of 2006.
     The Company has also recently undertaken efforts to develop gene therapy for the treatment of Huntington’s disease, with a goal of advancing towards an initial Phase I clinical trial within the next 3 years.
     Over the next 12 months, in addition to its normal recurring expenditures, the Company expects to spend approximately: $750 in capital expenditures and related expenses to scale up its manufacturing capabilities for the supply of product for its projected Parkinson’s pivotal trial; $800 in research and licensing fees; $750 in additional Phase I clinical trial expenses with regard to its Parkinson’s treatment; $360 in Phase I clinical trial expenses with regard to its epilepsy product and $810 in costs associated with operating as a publicly traded company, such as legal fees, accounting fees, insurance premiums, stock market listing fees and investor and public relations fees.

     The Company has taken and intends to take steps to improve and increase its technical and administrative staff. In 2005, the Company retained a consultant to assist it in financial and legal matters, and hired an administrative assistant to the Chief Executive Officer. In January 2006, it hired a Chief Financial Officer (“CFO”). The Company also expects to hire a Chief Medical/Scientific Officer and an additional lab technician during fiscal year 2006 to direct it through its planned research and development initiatives.
     The Company expects to establish a new laboratory facility at Ohio State under the direction of Dr. During and two scientists currently on the Company’s staff. In March 2006, Dr. During and such scientists relocated to Ohio State and are currently working at laboratory facilities located there. The Company expects to enter into a research agreement with Ohio State similar to the agreements that the Company maintains with Rockefeller and Cornell. This agreement will address the Company’s rights with regard to developments and inventions by Dr. During and the other members of the Company’s staff who will be working at Ohio State. The Company will likely have to pay certain fees in connection with the agreement. Also, the Company expects to enter into certain agreements relating to the use of laboratory facilities for its scientists who are working at Ohio State. Although the arrangements with Ohio State remain subject to completion, the Company expects to complete the new arrangements in a manner that will not have a material adverse impact on its research or operations.
     Based on its cash flow projections, the Company will need additional financing to carry out its planned business activity and to complete its plan of operations for the coming year. Accordingly, there is substantial doubt as to the Company’s ability to continue as a going concern, and its independent registered public accounting firm has made reference to the substantial doubt about the Company’s ability to continue as a going concern in their audit report on the Company’s audited financial statements for the fiscal year ended December 31, 2005. The Company is currently seeking to raise, in a private placement equity transaction, funds sufficient to finance its ongoing operations through 2007. Any such transaction would be subject to a number of conditions, and there is no assurance that the Company will successfully be able to complete such a transaction. (See “Management’s Discussion and Analysis or Plan of Operations – Liquidity and Capital Resources” below).
Results of Operations
Year Ended December 31, 2005 Compared to the Year Ended December 31, 2004
     Revenues. The Company did not generate any operating revenues in 2005 and 2004.
     Research and Development Expenses. The following table summarizes the Company’s research and development expenses for fiscal years ended December 31, 2005 and 2004:

	2005	2004

License agreements	$180	$105

Research	$261	$29

Development and Manufacturing	$761	—

Medical and Scientific Consultants	$482	$443

Clinical Trial and Lab Supplies	$830	$782

Totals	$2,514	$1,359

     Research and development expenses increased by $1,155 in 2005 over the comparable price in 2004. The increase was primarily due to payments of $638 owed to Medtronic in 2005 under the development and manufacturing agreement between Medtronic and the Company (see “Business of the Company – Manufacturing” above), as well as $265 in non-cash research and development expense related to the common stock and warrants the Company issued to Medtronic in April 2005 and $281 in fees to AUL for research activities related to gene therapy studies on Parkinson’s disease. (See “Note 9 — Private Placements” to the Company’s consolidated financial statements below). During the preparation of this Annual Report on Form 10-KSB, the Company, together with its auditors, identified a material weakness with respect to the recording of deferred research and development expense relating to such stock and warrants (See Item 8A — Controls and Procedures below).
     General and Administrative Expenses. General and administrative expenses increased by $1,370 to $3,008 in 2005 as compared to $1,638 in 2004. This increase was primarily due to a $593 increase in compensation expense in 2005, mainly related to the full year of service of the Company’s President and Chief Executive Officer, Dr. Michael Sorell, who began working for the Company on September 21, 2004, as well as a $251 increase in compensation to outside consultants related to the issuance of stock options, a $276 increase in professional fees such as accounting fees, legal fees, and investor/public relations fees, mainly associated with operating as a public company for a full year and $97 in expense associated with abandoned patents that were written off in 2005.
     Other Income (Expense), Net. The Company had net other income of $177 in 2005 as compared to net other income of $60 in 2004. As a result of the cash made available to it from the Merger, the Company was able to eliminate certain indebtedness and the related interest expense and earn interest on its cash accounts and cash equivalents. In addition, during 2005, the Company recovered $44 in bad debts related to notes receivable from consultants that had been written off in 2004.
Liquidity and Capital Resources
     Cash and cash equivalents were $1,255 and investments in marketable securities being held to maturity were $2,795 at December 31, 2005.
     The Company is still in the development stage and has not generated any operating revenues as of December 31, 2005. In addition, the Company will continue to incur net losses and cash flow deficiencies from operating activities for the foreseeable future.
     From February through April 2005, the Company issued and sold approximately 3.6 million shares of Common Stock at an average price of $1.44 per share, or aggregate gross proceeds of approximately $5,200.
     Based on its cash flow projections, the Company will need additional financing to carry out its planned business activity and to complete its plan of operations for through at least December 31, 2006. Accordingly, there is substantial doubt as to the Company’s ability to continue as a going concern. The Company is currently seeking to raise, in a private placement equity transaction, funds sufficient to finance its ongoing operations through 2007. Any such transaction would be subject to a number of conditions, and there is no assurance that the Company will successfully be able to complete such a transaction. (See “Risk Factors” above).
     Net cash used in operating activities was $3,619 in fiscal year 2005 as compared to $2,836 in fiscal year 2004. The $783 increase in net cash used in operations was primarily due to a larger net loss of approximately $2,408 in fiscal 2005 over fiscal 2004. This increase was offset by $705 in adjustments to net income for increased non-cash expenses, such as stock-based compensation expense, depreciation expense and amortization expense. The increase was also offset by adjustments to net income due a net decrease in operating assets and liabilities in 2005 of $920.
     Net cash used in investing activities during the fiscal years ended December 31, 2005 and 2004, was $1,418 and $1,796, respectively. The $378 decrease in net cash used in investing activities was primarily attributable to a decrease in net purchases of marketable securities from $1,600 in fiscal 2004 to $1,200 in fiscal 2005.
     Net cash provided by financing activities was $5,170 during the year ended December 31, 2005, primarily from the proceeds of the issuance of Common Stock and the exercise of stock options. During the year ended December 31, 2004, financing activities provided $4,999, principally from cash acquired in the Merger of $5,413, partially offset by merger related costs of $375.
Critical Accounting Policies
     The Company’s discussion and analysis and plan of operation is based upon its consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America for consolidated financial statements filed with the Securities and Exchange Commission (“SEC”). The preparation of these consolidated financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, the Company evaluates its estimates, including those related to fixed assets, intangible assets, stock-based compensation, income taxes and contingencies. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
     The accounting policies and estimates used as of December 31, 2005, as outlined in the accompanying notes to the financial statements, have been applied consistently for the year ended December 31, 2005.
     Cash and Cash Equivalents
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

     Investments
     Investment holdings consist of United States Treasury bills that bear interest ranging from 1.625% to 2.50% and mature through May 31, 2006. The Company categorizes and accounts for its investment holdings as “Investments held to maturity.” Investments held to maturity are recorded at their amortized cost. This categorization is based upon the Company’s positive intent and ability to hold these securities to maturity. Interest from such securities is reported in dividend, interest income and other income.
     Carrying Value of Fixed and Intangible Assets
     The Company’s fixed assets and certain of its patents have been recorded at cost and are being amortized on a straight-line basis over the estimated useful lives of those assets. If the Company becomes aware of facts that indicate one or more of those assets may be impaired, the Company assesses whether the carrying value of such assets can be recovered through undiscounted future operating cash flows. If the Company determines that an asset is impaired, the Company measures the amount of such impairment by comparing the carrying value of the asset to the fair value determined by the present value of the expected future cash flows associated with the use of the asset. Adverse changes to the Company’s estimates of the future cash flows to be received from a particular long-lived asset could indicate that the asset is impaired, and would require the Company to write-down the asset’s carrying value at that time.
     Research and Development
     Research and development expenses consist of costs incurred in identifying, developing and testing product candidates. These expenses consist primarily of salaries and related expenses for personnel, fees of the Company’s scientific and research consultants and related costs, contracted research fees and expenses, clinical studies and license agreement milestone and maintenance fees. Research and development costs are expensed as incurred. Certain of these expenses, such as fees to consultants, fees to collaborators for research activities and costs related to clinical trials, are incurred over multiple reporting periods. Management assesses how much of these multi-period costs should be charged to research and development expense in each reporting period.
     Stock Based Compensation
     In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment,” which requires companies to measure and recognize compensation expense over the service period for all stock-based payments at fair value. Stock-based payments include stock option grants. The Company grants options to purchase Common Stock to its employees and directors under various plans at exercise prices equal to the fair market value of the stock on the dates the options are granted. Currently, the Company accounts for the grants using the intrinsic value method and, accordingly, does not record any expense. SFAS No. 123R is effective for small business issuers the first reporting period beginning after December 15, 2005. Accordingly, the Company will adopt SFAS No. 123R commencing with the quarter ending March 31, 2006. The pro forma disclosures previously permitted under SFAS No. 123 no longer will be an alternative to financial statement recognition. Under SFAS No. 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at the date of adoption. The transition methods are either a prospective method or a retroactive method. Under the retroactive method, prior pe-

riods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS No. 123R, while the retroactive method would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. The Company has decided to adopt SFAS No. 123R using the prospective method and expect such adoption will have an unfavorable impact on its consolidated results of operations and net income (loss) per common share.
Recent Accounting Pronouncements
     In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections – A Replacement of APB Opinion No. 20 and FASB Statement No. 3”. SFAS No. 154 replaces APB Opinion No. 20, “Accounting Changes” (APB 20) and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and changes the requirements for the accounting for and reporting of a change in accounting principle. APB 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. SFAS No. 154 requires retrospective application to prior periods’ financial statements for voluntary changes in accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made subsequent to January 1, 2006. The impact of SFAS No. 154 will depend on the accounting change, if any, in a future period.
     In December 2004, the FASB issued SFAS No. 123R. This standard requires, among other things, all share-based payments to employees, including grants of employee stock options, to be expensed in the financial statements based on their fair values over the service period. The pro forma disclosures permitted under SFAS No. 123 will no longer be allowed as an alternative presentation to recognition in the financial statements. Under SFAS No. 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at the date of adoption. The transition methods include modified prospective and modified retrospective adoption options. Under the modified retrospective option, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The modified prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS No. 123R, while the retroactive methods record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. The Company is required to adopt SFAS No. 123R in its first quarter of fiscal year 2006 and has decided to adopt it on a modified prospective basis, which will require recognition of compensation expense for all stock option or other equity-based awards that vest or become exercisable after the effective date. The Company expects that such adoption will have an unfavorable impact on its results of operations and its net income (loss) per common share in 2006 and forward, but as yet has not quantified the effects of adoption.
     In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”) to assist preparers by simplifying some of the implementation challenges of SFAS No. 123R while enhancing the information that investors receive. SAB 107 creates a framework that is premised on two themes: (a) considerable judgment will be required by preparers to successfully implement

SFAS No. 123R, specifically when valuing employee stock options; and (b) reasonable individuals, acting in good faith, may come to different conclusions on the fair value of employee stock options. Key topics covered by SAB 107 include: (a) valuation models — SAB 107 reinforces the flexibility allowed by SFAS No. 123R to choose an option-pricing model that meets the standard’s fair value measurement objective; (b) expected volatility — SAB 107 provides guidance on when it would be appropriate to rely exclusively on either historical or implied volatility in estimating expected volatility; and (c) expected term — the new guidance includes examples and some simplified approaches to determining the expected term under certain circumstances. The Company will apply the principles of SAB 107 in conjunction with its adoption of SFAS No. 123R.
     No other new accounting pronouncement issued or effective during fiscal 2005 and 2004 has had or is expected to have a material impact on the consolidated financial statements.

Item 7. Financial Statements
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Neurologix, Inc.
We have audited the accompanying consolidated balance sheet of Neurologix, Inc. and subsidiary (the “Company”) (a development stage company) as of December 31, 2005, and the related consolidated statements of operations, changes in stockholders’ equity (deficiency) and cash flows for the years ended December 31, 2005 and 2004 and for the period from February 12, 1999 (inception) through December 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company (a development stage company) as of December 31, 2005, and its results of operations and cash flows for the years ended December 31, 2005 and 2004 and for the period from February 12, 1999 (inception) through December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.
The consolidated financial statements referred to above have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has incurred recurring losses from operations and has had negative cash flows from its operating activities. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 1. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
/s/ J.H. Cohn LLP
Jericho, New York
March 24, 2006

NEUROLOGIX, INC. AND SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED BALANCE SHEET
(Amounts in thousands, except share and per share amounts)

December 31,
2005
ASSETS
Current assets:
Cash and cash equivalents	$1,255
Investments in marketable securities held to maturity	2,795
Prepaid expenses and other current assets	776

Total current assets	4,826

Equipment, less accumulated depreciation of $261	144
Intangible assets, less accumulated amortization of $80	434
Other assets	14

Total Assets	$5,418

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$883
Capital lease obligations	13

Total liabilities	896

Commitments and contingencies Stockholders’ equity:
Preferred stock:
Series A – $.06 per share cumulative, convertible 1-for-25 into Common Stock; $.10 par value; 5,000,000 shares authorized, 645 shares issued and outstanding with an aggregate liquidation preference of $1 per share	—
Common Stock:
$.001 par value; 60,000,000 shares authorized, 26,542,924 issued and outstanding	27
Additional paid-in capital	19,412
Unearned compensation	(798)
Deficit accumulated during the development stage	(14,119)

Total stockholders’ equity	4,522

Total Liabilities and Stockholders’ Equity	$5,418

See accompanying notes to consolidated financial statements.

NEUROLOGIX, INC. AND SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except share and per share amounts)

			For the period
			February 12, 1999
			(inception) through
	Year Ended December 31,		December 31, 2005
	2005	2004

Revenues	—	—	—
Operating expenses:
Research and development	$2,514	$1,359	$7,497
General and administrative expenses	3,008	1,638	6,528

Loss from operations	(5,522)	(2,997)	(14,025)

Other income (expense):
Dividend income, interest income and other income	181	93	315
Interest expense-related parties	(4)	(33)	(409)

Other income (expense), net	177	60	(94)

Net loss	$(5,345)	$(2,937)	$(14,119)

Basic and diluted net loss per common share	$(0.21)	$(0.14)

Weighted average common shares outstanding, basic and diluted	25,693,986	20,766,729

See accompanying notes to consolidated financial statements.

NEUROLOGIX, INC. AND SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIENCY)
FOR THE PERIOD FROM FEBRUARY 12, 1999 (INCEPTION) THROUGH DECEMBER 31, 2005
(In thousands, except share and per share amounts)

					Deficit
					Accumulated
			Additional		During the
	Common Stock		Paid-in	Unearned	Development
	Shares	Amount	Capital	Compensation	Stage	Total

Sale of Common Stock to founders	6,004,146	$0	$4	$—	$—	$4
Net loss	—	—	—	—	(328)	(328)

Balance, December 31, 1999	6,004,146	0	4	—	(328)	(324)
Net loss	—	—	—	—	(1,055)	(1,055)

Balance, December 31, 2000	6,004,146	0	4	—	(1,383)	(1,379)
Stock options granted for services	—	—	9	—	—	9
Common Stock issued for intangible assets at $0.09 per share	259,491	—	24	—	—	24
Net loss	—	—	—	—	(870)	(870)

Balance, December 31, 2001	6,263,637	0	37	—	(2,253)	(2,216)
Retirement of founder shares	(33,126)	—	—	—	—	—
Common Stock issued pursuant to license agreement at $1.56 per share	368,761	—	577	(577)	—	—
Private placement of Series B convertible preferred stock	—	—	2,613	—	—	2,613
Amortization of unearned compensation	—	—	—	24	—	24
Net loss	—	—	—	—	(1,310)	(1,310)

Balance, December 31, 2002	6,599,272	0	3,227	(553)	(3,563)	(889)
Sale of Common Stock	276,054	0	90	(89)	—	1
Amortization of unearned compensation	—	—	—	164	—	164
Net loss	—	—	—	—	(2,274)	(2,274)

Balance, December 31, 2003	6,875,326	0	3,317	(478)	(5,837)	(2,998)
Conversion of note payable to Common Stock at $2.17 per share	1,091,321	1	2,371	—	—	2,372
Conversion of mandatory redeemable preferred stock to Common Stock	6,086,991	6	494	—	—	500
Conversion of Series B convertible preferred stock to Common Stock	1,354,746	1	(1)	—	—	—
Effects of reverse acquisition	7,103,020	14	5,886	—	—	5,900
Amortization of unearned compensation	—	—	—	202	—	202
Stock options granted for services	—	—	42	(42)	—	—
Exercise of stock options	10,000	—	15	—	—	15
Net loss	—	—	—	—	(2,937)	(2,937)

Balance, December 31, 2004	22,521,404	$22	$12,124	$(318)	$(8,774)	$3,054
Sale of Common Stock through private placement at an average price of $1.30 per share	2,473,914	4	3,062	—	—	3,066
Sale of Common Stock at an average price of $1.752 per share and warrants to Medtronic	1,141,552	1	2,794	—	—	2,795

NEUROLOGIX, INC. AND SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIENCY)
FOR THE PERIOD FROM FEBRUARY 12, 1999 (INCEPTION) THROUGH DECEMBER 31, 2005
(In thousands, except share and per share amounts)

					Deficit
					Accumulated
			Additional		During the
	Common Stock		Paid-in	Unearned	Development
	Shares	Amount	Capital	Compensation	Stage	Total

Amortization of unearned compensation	—	—	—	825	—	825
Stock options granted for services	—	—	1,305	(1,305)	—	—
Exercise of stock options	406,054	—	127	—	—	127
Net loss					(5,345)	(5,345)

Balance, December 31, 2005	26,542,924	$27	$19,412	$(798)	$(14,119)	$4,522

See accompanying notes to consolidated financial statements.

NEUROLOGIX, INC. AND SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

			For the period
			February 12, 1999
	Year Ended December 31,		(inception) through
	2005	2004	December 31, 2005

Operating activities:
Net loss	$(5,345)	$(2,937)	$(14,119)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	78	83	268
Amortization	32	26	101
Stock options granted for services	—	—	9
Impairment of intangible assets	97	—	148
Amortization of unearned compensation	825	202	1,214
Non-cash interest expense	2	18	378
Changes in operating assets and liabilities	—	—	—
(Increase)/decrease in prepaid expenses and other current assets	71	(42)	(181)

Increase (decrease) in accounts payable and accrued expenses	621	(186)	822

Net cash used in operating activities	(3,619)	(2,836)	(11,360)

Investing activities:
Security deposits paid	—	(7)	(7)
Purchases of equipment	(45)	(71)	(298)
Additions to intangible assets	(173)	(118)	(653)
Purchases of marketable securities	(5,200)	(7,473)	(12,673)
Proceeds from sale of marketable securities	4,000	5,873	9,873

Net cash used in investing activities	(1,418)	(1,796)	(3,758)

Financing activities:
Proceeds from note payable	—	—	1,100
Borrowings from related party	—	—	2,000
Cash acquired in Merger	—	5,413	5,413
Merger-related costs	—	(375)	(375)
Payments of capital lease obligations	(23)	(54)	(92)
Proceeds from exercise of stock options	127	15	147
Proceeds from issuance of preferred stock	—	—	3,114
Proceeds from issuance of Common Stock and warrants	5,066	—	5,066

Net cash provided by financing activities	5,170	4,999	16,373

Net increase in cash and cash equivalents	133	367	1,255
Cash and cash equivalents, beginning of period	1,122	755	—

Cash and cash equivalents, end of period	$1,255	$1,122	$1,255

Supplemental disclosure of non-cash investing and financing activities:			—
Issuance of Common Stock to pay debt	—	$2,372	$2,372

Reverse acquisition – net liabilities assumed, excluding cash	—	$(214)	$(214)

NEUROLOGIX, INC. AND SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

			For the period
			February 12, 1999
	Year Ended December 31,		(inception) through
	2005	2004	December 31, 2005
Mandatory redeemable convertible preferred stock converted to Common Stock	—	$500	$500

Common Stock issued to acquire intangible assets	—	—	$24

Stock options granted for services	$1,305	—	$1,424

Deferred research and development cost resulting from Medtronic Stock Purchase	$795	—	$795

Acquisition of equipment through capital leases	—	$65	$106

See accompanying notes to consolidated financial statements.

Neurologix, Inc. and subsidiary
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except for share and per share amounts)
(1) Description of Business
     Neurologix, Inc. (“Neurologix” or the “Company”), is engaged in the research and development of proprietary treatments for disorders of the brain and central nervous system primarily utilizing gene therapies. These treatments are designed as alternatives to conventional surgical and pharmacological treatments. The Company has not generated any operating revenues and, accordingly, it is a developmental stage company.
     The Company incurred net losses of $5,345, $2,937 and $14,119 and negative cash flows from operating activities of $3,619, $2,836 and $11,360 for the years ended December 31, 2005 and 2004 and for the period from February 12, 1999 (inception) to December 31, 2005, respectively. The Company expects that it will continue to incur net losses and cash flow deficiencies from operating activities for the foreseeable future.
     Between February and April 2005, the Company completed private placements of common stock resulting in net proceeds to the Company, after expenses, of $5,066. As of December 31, 2005, the Company had cash and cash equivalents and short-term investments in marketable securities of $4,050.
     Based on its cash flow projections, the Company will need additional financing to carry out its planned business activities and to complete its plan of operations through at least December 31, 2006. Accordingly, there is substantial doubt as to the Company’s ability to continue as a going concern. The Company’s consolidated financial statements were prepared assuming that the Company will continue as a going concern. The Company is currently seeking to raise, in a private placement equity transaction, funds sufficient to finance its ongoing operations through 2007. Any such transaction would be subject to a number of conditions, and there is no assurance that the Company will successfully be able to complete such a transaction.
(2) Summary of significant accounting policies and basis of presentation
     (a) Basis of Presentation:
     On February 10, 2004, the Company completed a merger (the “Merger”) of its newly-formed, wholly-owned subsidiary with Neurologix Research Inc. (“NRI”). Following the Merger, NRI became a wholly-owned subsidiary of the Company and stockholders of NRI received an aggregate number of shares of Neurologix Common Stock representing approximately 68% of the total number shares of Common Stock outstanding after the Merger. The shares of NRI common stock, convertible preferred stock and Series B convertible preferred stock outstanding at the effective time of the Merger were converted into an aggregate of 15,408,413 shares of Common Stock and outstanding options to purchase an aggregate of 257,000 shares of the NRI common stock were converted into options to purchase an aggregate of 709,459 shares of Common Stock. In addition, the Board and management of the Company were then controlled by members of the board of directors and management of NRI prior to the Merger.

Neurologix, Inc. and subsidiary
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except for share and per share amounts)
     Accordingly, the Merger had been accounted for as a reverse acquisition, with NRI being the accounting parent and Neurologix being the accounting subsidiary. The consolidated financial statements include the operations of Neurologix, the accounting subsidiary, from the date of acquisition. Since the Merger was accounted for as a reverse acquisition, the accompanying financial statements reflect the historical financial statements of NRI, the accounting acquirer, as adjusted for the effects of the exchange of shares on its equity accounts, the inclusion of net liabilities of the accounting subsidiary as of February 10, 2004 on their historical basis and the inclusion of the accounting subsidiary’s results of operations from that date.
     On September 10, 2004, pursuant to the written consent of stockholders owning approximately 59% of Common Stock, the Company amended and restated its Certificate of Incorporation, as a result of which it effected a reverse stock split of the shares of Common Stock at a ratio of 1 for 25 and reduced the Company’s number of authorized shares of Common Stock from 750,000,000 to 60,000,000. All information related to Common Stock, preferred stock, options and warrants to purchase Common Stock and earnings per share included in the accompanying consolidated financial statements has been retroactively adjusted to give effect to the Company’s 1 for 25 reverse stock split, which became effective on September 10, 2004.
     Effective December 31, 2005, the Company completed a short-form merger whereby its operating subsidiary, NRI, was merged with and into the Company. Following the merger, NRI no longer exists as a separate corporation. As the surviving corporation in the merger, the Company assumed all rights and obligations of NRI. The short form merger was completed for administrative purposes and will not have any material impact on the Company or its operations or financial statements.
     (b) Development Stage:
     The Company has not generated any revenues and, accordingly, is in the development stage as defined in Statement of Financial Accounting Standards (“SFAS”) No. 7, “Accounting and Reporting for Development Stage Enterprises.”
     (c) Principles of Consolidation:
     The consolidated financial statements include the accounts of the Company and its former wholly-owned subsidiary, NRI. All significant intercompany transactions and balances have been eliminated in consolidation.
     (d) Use of Estimates:
     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Sig-

Neurologix, Inc. and subsidiary
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except for share and per share amounts)
nificant estimates embedded in the consolidated financial statements for the periods presented concern the allowances for doubtful amounts receivable under settlement agreements, the estimates used in the fair value of purchased intangible assets, and the estimated useful lives of purchased intangible assets.
     (e) Cash and Cash Equivalents:
     The Company considers all highly-liquid investments purchased with a maturity when purchased of three months or less to be cash equivalents. The Company is subject to credit risk related to its cash equivalents and marketable securities. From time to time, the Company places its cash and cash equivalents in money market funds and United States Treasury bills with a maturity of three months or less.
     (f) Investments:
     Investment holdings consist of United States Treasury bills that bear interest ranging from 1.625% to 2.50% and mature through May 31, 2006. The Company categorizes and accounts for its investment holdings as “Investments held to maturity.” Investments held to maturity are recorded at their amortized cost which approximates their market value. This categorization is based upon the Company’s positive intent and ability to hold these securities to maturity. Interest from such securities is reported in dividend, interest income and other income.
     (g) Equipment:
     Equipment is stated at cost less accumulated depreciation. The Company records depreciation using accelerated methods over an estimated useful life of five years.
     (h) Intangible Assets:
     Intangible assets consist of patents and patent rights developed internally and obtained under licensing agreements and are amortized on a straight-line basis over the estimated useful lives which range from five to 15 years. Neurologix estimates amortization expenses related to intangible assets owned as of December 31, 2005 to be approximately $26 per year for the next five years.
     (i) Impairment of Long-Lived Assets:
     The Company follows SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which requires impairment losses to be recorded on long-lived assets with definitive lives when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the asset’s carrying amount. In the evaluation of the fair value and future benefits of long-lived assets, the Company performs an analysis of the anticipated undiscounted future net cash flows of the related long-lived assets. If the carrying value of the related asset exceeds the undiscounted cash flows, the carrying value is reduced to

Neurologix, Inc. and subsidiary
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except for share and per share amounts)
its fair value. Various factors including future sales growth and profit margins are included in this analysis. The Company recognized losses of $97 and $0 associated with abandoned patents that were written-off in 2005 and 2004, respectively.
     (j) Income Taxes:
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
     (k) Research and Development:
     Research and development expenses consist of costs incurred in identifying, developing and testing product candidates. These expenses consist primarily of salaries and related expenses for personnel, fees of the Company’s scientific and research consultants and related costs, contracted research fees and expenses, clinical studies and license agreement milestone and maintenance fees. Research and development costs are expensed as incurred. Up front license fees are expensed when paid, and milestone fees are expensed upon the attainment of such milestone. Certain other expenses, such as fees to consultants, fees to collaborators for research activities and costs related to clinical trials, are incurred over multiple reporting periods. Management assesses how much of these multi-period costs should be charged to research and development expense in each reporting period.
     (l) Stock-Based Compensation:
     Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), provides for the use of a fair value based method of accounting for employee stock compensation. However, SFAS 123 also allows an entity to continue to measure compensation cost for stock options granted to employees using the intrinsic value method of accounting prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), which only requires charges to compensation expense for the excess, if any, of the fair value of the underlying stock at the date a stock option is granted (or at an appropriate subsequent measurement date) over the amount the employee must pay to acquire the stock. The Company has elected to continue to account for employee stock options using the intrinsic value method under APB 25. By making that election, the Company is required by SFAS 123 and SFAS 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” to provide pro forma disclosures of net income (loss) and earnings (loss) per share as if a fair value based method of accounting had been applied. The Company has used the Black-Scholes option pricing model, as permitted by SFAS 123, to estimate the fair value of options granted to employees for such pro forma disclosures, as follows:

Neurologix, Inc. and subsidiary
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except for share and per share amounts)

	Year Ended
	December 31,
	2005	2004

Net loss – as reported	$(5,345)	$(2,937)

Add stock-based employee compensation expenses included in reported net loss	388	—
Deduct total stock-based employee compensation expense determined under fair value-based method for all awards	517	243

Net loss – pro forma	$(5,474)	$(3,180)

Basic/diluted loss per share – as reported	$(0.21)	$(0.14)

Basic/diluted loss per share – pro forma	$(0.21)	$(0.15)

     The following are the assumptions used with the Black-Scholes pricing model:

	2005	2004

Expected option term (years)	5	5
Risk-free interest rate (%)	4.33%	3.15% - 3.79%
Expected volatility (%)	98.34% - 116.10%	115% - 152%
Dividend yield (%)	0%	0%
     In accordance with the provisions of SFAS 123 and Emerging Issues Task Force (“EITF”) No. 96-18, “Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring or in Conjunction with Selling Goods or Services,” all other issuances of common stock, stock options or other equity instruments issued to non-employees (including consultants and all members of the Scientific Advisory Board) as the consideration for goods or services received by the Company are accounted for based on the fair value of the equity instruments issued (unless the fair value of the consideration received can be more reliably measured). Any options issued to non-employees are recorded in expense and additional paid-in capital in stockholders’ equity (deficiency) over the applicable service periods using variable accounting through the vesting date based on the fair value of the options at the end of each period.
     In December 2004, the Financial Accounting and Standards Board (“FASB”) issued SFAS 123R which, among other things, requires all share-based payments to employees, including grants of employee stock options, to be expensed in the financial statements over the service period based on their fair values. The pro forma disclosures permitted under SFAS 123 will no longer be allowed as an alternative presentation to recognition in the financial statements. Under SFAS 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at the date of adoption. The transition methods include modified prospective and modified retrospective adoption options. Under the modified retrospective option, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The modified prospective method requires that compensation expense be recorded for all un-

Neurologix, Inc. and subsidiary
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except for share and per share amounts)
vested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS 123R, while the retroactive methods record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. The Company is required to adopt SFAS 123R in its first quarter of fiscal year 2006 and has decided that the transition will be made on a modified prospective basis, which will require recognition of compensation expense for all stock option or other equity-based awards that vest or become exercisable after the effective date. The Company expects such adoption will have an unfavorable impact on its results of operations and its net income or loss per common share in 2006 and forward. The unvested amount of share-based compensation to be expensed in future periods was $176 as of December 31, 2005.
     In March 2005, the SEC issued SAB 107 to assist preparers by simplifying some of the implementation challenges of SFAS 123R while enhancing the information that investors receive. SAB 107 creates a framework that is premised on two themes: (a) considerable judgment will be required by preparers to successfully implement SFAS 123R, specifically when valuing employee stock options; and (b) reasonable individuals, acting in good faith, may come to different conclusions on the fair value of employee stock options. Key topics covered by SAB 107 include: (a) valuation models — SAB 107 reinforces the flexibility allowed by SFAS 123R to choose an option-pricing model that meets the standard’s fair value measurement objective; (b) expected volatility — SAB 107 provides guidance on when it would be appropriate to rely exclusively on either historical or implied volatility in estimating expected volatility; and (c) expected term — the new guidance includes examples and some simplified approaches to determining the expected term under certain circumstances. The Company will apply the principles of SAB 107 in conjunction with its adoption of SFAS 123R.
     (m) Basic and Diluted Net Loss Per Common Share:
     Basic net loss per common share excludes the effects of potentially dilutive securities and is computed by dividing net loss applicable to Common Stockholders by the weighted average number of common shares outstanding for the period. Diluted net income or loss per common share is adjusted for the effects of convertible securities, options, warrants and other potentially dilutive financial instruments only in the periods in which such effects would have been dilutive.
     The following securities were not included in the computation of diluted net loss per share because to do so would have had an anti-dilutive effect for the periods presented:

Neurologix, Inc. and subsidiary
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except for share and per share amounts)

	December 31,
	2005	2004

Stock options	2,225,220	2,613,458
Warrants	906,867	828,000
Series A Convertible Preferred Stock	645	645
     (n) New Accounting Pronouncements
     In May 2005, the FASB issued Statement No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements” (“SFAS 154”). SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. SFAS 154 also provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. The provisions of SFAS 154 are effective for accounting changes and corrections of errors made in fiscal periods beginning after December 15, 2005. The adoption of the provisions of SFAS 154 is not expected to have a material impact on the Company’s financial position or results of operations.
(3) Related Party Transactions:
     In September 1999 and April 2001, the Company entered into two license agreements with Rockefeller University (“Rockefeller”) whereby Rockefeller granted to the Company the sole and exclusive right and license, under the ownership rights of the university, to certain patent rights and technical information. In accordance with Rockefeller’s Intellectual Property Policy, an aggregate of one-third of all income it receives from licensing transactions is paid to the inventors. Dr. Michael G. Kaplitt, one of the Company’s scientific co-founders and the son of Martin Kaplitt, the Company’s chairman, has advised the Company that he received less than $2,000 in each of 2005 and 2004 from Rockefeller as a result of payments made by the Company to Rockefeller under a non-exclusive license agreement. In December 2002, the Company issued to Rockefeller 368,761 shares of Common Stock in exchange for the cancellation of certain fees under its exclusive patent license agreement with the Company. When, and if, Rockefeller sells these shares, Dr. Kaplitt estimates that he will be entitled to approximately 25% of the proceeds. Dr. Kaplitt will also have a similar interest in future royalties that may become payable under the agreement with Rockefeller.
     Between February 2004 and July 2005, Refac, which is approximately 90% owned by Palisade Concentrated Equity Partnership, L.P., a private equity partnership managed by Palisade Capital Management, LLC (“PCM”), provided consulting services to the Company at a basic monthly retainer of $5 subject to a quarterly adjustment to reflect the services rendered during

Neurologix, Inc. and subsidiary
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except for share and per share amounts)
such quarter. Under this arrangement, the Company paid $43 and $95 with respect to services rendered during 2005 and 2004, respectively. PCM is the beneficial owner of approximately 27% of the Company’s outstanding Common Stock.
     Effective with the closing of the Merger, the Company relocated its corporate offices to One Bridge Plaza, Fort Lee, New Jersey 07024, where it had its headquarters since its founding in 1999. The Company utilized these premises on a month-to-month basis under a verbal agreement with Palisade Capital Securities, LLC (“PCS”) that did not require the payment of rent. On August 10, 2004, the Company entered into a sublease with PCS for the lease of space at One Bridge Plaza, Fort Lee, New Jersey through January 31, 2008 at a base annual rent of approximately $35. The rent that the Company pays to PCS is the same rental amount that PCS pays under its master lease for this space.
     In April 2005, the Company entered into an agreement pursuant to which PCM provided administrative support services at a rate of $3 per month. Under the terms of the agreement, either party had the right to terminate at any time upon 30 days prior notice. The administrative services agreement was terminated in November 2005.
     Additionally, the Company maintains brokerage accounts with PCS for the Company’s marketable securities for which it pays customary brokerage fees.
(4) Notes Receivable
     In April 2001, two consultants borrowed an aggregate of $500 from the Company in exchange for two full recourse promissory notes, accruing interest and due on April 25, 2006 (the “Notes”). In December 2003, after both consultants were continually delinquent in their payments, the Company established a full valuation allowance for the remaining principal amount of the Notes totaling $473. By December 2004, the Company entered into settlement agreements with both consultants which provide for payments totaling $153 to be made through July 2009. As of December 31, 2005, the Company received a total of $96 under these settlement agreements. The Company has charged all recoveries received through December 31, 2005 to other income in its consolidated statement of operations.
(5) Income Taxes:
     At December 31, 2005, the Company has net operating loss carryforwards (“NOLs”) of approximately $15,034 which, if not used, expire through 2025. The deferred tax asset for the Company’s NOLs approximated $6,004. The Company has a deferred tax asset from research and development credits of approximately $608, which, if not used, will also expire through 2025. Due to the significant doubt related to the Company’s ability to utilize its deferred tax assets, a valuation allowance for the full amount of the deferred tax assets of $6,612 has been established at December 31, 2005. There are no other significant permanent or temporary differences.

Neurologix, Inc. and subsidiary
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except for share and per share amounts)
     The Company had also offset the potential benefits of $2,069, $1,400 and $839 from NOLs by equivalent valuation allowances as of December 31, 2004, 2003, and 2002, respectively. As a result of the increases in the valuation allowance of $2,550, $1,457 and $6,550 during the years ended December 31, 2005 and 2004 and for the period from February 12, 1999 (inception) to December 31, 2005, respectively, there are no income tax benefits reflected in the accompanying consolidated statements of operations to offset pre-tax losses.
     The tax effects of temporary differences that give rise to a significant portion of the net deferred income tax assets are as follows:

	December 31,
	2005	2004

Net deferred income tax assets:
Net operating losses	$6,004	$3,636
Research & development credit	608	426

Total net deferred income tax assets	6,612	4,062
Valuation allowance	6,612	4,062

Total net deferred income tax assets	—	—

     The provision (benefit) for income taxes differed from the amounts computed by applying the statutory federal income tax rate of 34% to pretax losses as a result of the following:

	2005		2004
	$	%	$	%

Expected tax benefit	(1,817)	(34.00%)	(999)	(34.00%)
State income taxes	(321)	(6.00%)	(176)	(6.00%)
Non-deductible expenses	3	0.06%	7	0.23%
R&D credit	(182)	(3.41%)	—	—
Adjustment to estimated net operating loss	(233)	(4.36%)	—	—
Valuation allowance	2,550	47.71%	1,168	39.77%

Tax Expense	—	0.00%	—	0.00%

(6) Employment Agreement with Dr. Michael Sorell
     Effective September 21, 2004, the Board entered into an employment agreement with Dr. Michael Sorell to serve as the President and Chief Executive Officer of the Company for an initial term of employment of 18 months, which will automatically be extended for an additional 18 months absent notice to the contrary from either party. Dr. Sorell received an initial annual base salary of $150, which was increased to $182 effective March 15, 2005 as a result of achieving specified performance objectives of the Company. Upon achieving further performance objectives, Dr. Sorell’s salary was increased to $200 effective April 27, 2005. The amount that was

Neurologix, Inc. and subsidiary
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except for share and per share amounts)
     paid to Dr. Sorell in 2005 did not reflect the April 27, 2005 increase in base salary. The $12 difference in base salary owed to Dr. Sorell for the period between April 27, 2005 and December 31, 2005 was paid in the first quarter of 2006. In addition to cash compensation, Dr. Sorell’s employment agreement also provides for the grant of options as described in Note 7.
(7) Stock Options:
     2000 Stock Option Plan
     During 2000, the Company approved a stock option plan (the “Plan”) which provides for the granting of stock options and restricted stock to employees, independent contractors, consultants, directors and other individuals. A maximum of 800,000 shares of Common Stock were originally approved for issuance under the Plan by the Board. The Plan was amended by the Board and the Company’s stockholders to increase the number of shares available for issuance by 500,000 shares. As of December 31, 2005, the Company had 42,108 shares available for issuance under the plan. The Board has amended, subject to shareholder approval, the Company’s 2000 Stock Option Plan to increase the number of shares available for issuance under the Plan by 2,500,000 shares.
     On November 9, 2005, the Board approved that all non-vested options held by any of the Company’s consultants would be accelerated to vest as of December 31, 2005. There were 220,500 of non-vested options which vested as of December 31, 2005. No other terms or conditions of the options held by the consultants were modified. The acceleration of these options was approved to eliminate the unnecessary variation effect on the statement of operations and the expense associated with the accounting for such options to the extent that they remained as unvested options upon the adoption of SFAS 123R.
Employee Options
Dr. Sorell
     Base Stock Option Grant — In connection with Dr. Sorell’s employment, the Company entered into a Stock Option Agreement with him on September 21, 2004 pursuant to which it granted Dr. Sorell options to purchase up to 1,150,000 shares of Common Stock at an exercise price of $0.75 per share, the fair market value on the date of the grant. These options include a base grant and an incentive grant. The base grant consists of an option to purchase 250,000 shares of Common Stock vesting as follows — 125,000 immediately upon issuance, 100,000 shares on December 31, 2005 and 25,000 shares on March 31, 2006.
     Performance Incentive Stock Option Grant — The incentive grant originally consisted of options to purchase up to 900,000 shares of Common Stock at an exercise price of $0.75 per share (the “Incentive Grant”). The ultimate number of shares issued under the Incentive Grant was 537,815 and was determined by reference to the amount of gross proceeds raised in equity financings by the Company on or before December 31, 2005, taking into account the price per share paid for Common Stock issued in such financings. Through December 31, 2005, the Company raised gross proceeds of approximately $5,216 at an average price of $1.44 per share.

Neurologix, Inc. and subsidiary
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except for share and per share amounts)
     The options covered by the Incentive Grant were issued at an exercise price of $0.75 per share. Since the fair value, determined by the quoted market price of the underlying shares on the measurement date in April 2005 exceeded the exercise price, the difference or intrinsic value must be amortized as compensation expense over the vesting period of the options. The aggregate compensation expense cost is $699 and will represent a non-cash charge in the consolidated statement of operations of the Company when expensed. The expense recognized for the year ended December 31, 2005 is $388.
     Non-Employee Options
     Dr. Kaplitt
     In connection with the execution of the Amended and Restated Consulting Agreement entered into between the Company and Dr. Kaplitt dated April 25, 2005 (the “Kaplitt Agreement”), the Company granted Dr. Kaplitt nonqualified stock options to purchase 160,000 shares of Common Stock. Although the options were not granted under the Plan, the options will be governed under the same terms as options granted under the Plan. The exercise price of the options is $2.05 per share. Twenty percent of the options became exercisable on the date of the grant and the balance vested on December 31, 2005. The fair value of the options of $208, determined by using the Black-Scholes pricing model, is being amortized to expense over the five-year term of the Kaplitt Agreement. As mentioned above, all of Dr. Kaplitt’s non-vested options were accelerated to vest on December 31, 2005.
     Daniel Lowenstein
     In connection with the execution of a Scientific Advisory Board Agreement dated January 26, 2005 (the “Lowenstein Agreement”), with Daniel Lowenstein, Mr. Lowenstein received stock options to acquire up to 30,000 shares of Common Stock pursuant to the Plan, which options will expire on January 26, 2010. The exercise price of the options is $2.10 per share. One-third of the options vested on January 26, 2005 and the balance vested on December 31, 2005. The fair value of the options of $40, determined by using the Black-Scholes pricing model, is being amortized to expense over the three-year term of the Lowenstein Agreement. As mentioned above, all of Mr. Lowenstein’s non-vested options were accelerated to vest on December 31, 2005.
     Mr. Hertzog
     Under the terms of a consulting agreement (the “Hertzog Agreement”), Mr. Hertzog received stock options to acquire up to 250,000 shares of Common Stock pursuant to the Plan, which options will expire on May 16, 2010. The exercise price of the options is $1.825 per share. One half of such options vested on May 16, 2005, one quarter vested on November 16, 2005 and the balance vested on December 31, 2005. The fair value of the options of $323, determined by using the Black-Scholes pricing model, is being amortized to expense over the one-year term of the Hertzog Agreement. As mentioned above, all of Mr. Herzog’s non-vested options were accelerated to vest on December 31, 2005.

Neurologix, Inc. and subsidiary
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except for share and per share amounts)
     The following table summarizes the Company’s option activity for the years ended December 31, 2005 and 2004:

		Weighted Aver-
		age Exercise
	Number of Shares	Price
January 1, 2004	709,459	$0.25
Additional options resulting from the reverse acquisition	581,377	2.00
Granted	1,370,000 *	0.85
Exercised	(10,000)	1.50
Forfeited/Cancelled	(37,377)	7.65
December 31, 2004	2,613,459	$0.83
Granted	620,000	1.93
Exercised	(406,054)	0.76
Forfeited/Cancelled	(602,185) *	0.75

December 31, 2005	2,225,220	1.25

*	Dr. Sorell was granted options to purchase 1,150,000 shares of Common Stock in connection with his hiring in September 2004. Of such grant, options to purchase 273,892 shares were granted under the Plan (and are intended to qualify as incentive stock options under the Internal Revenue Code) and options to purchase 876,108 shares of Common Stock were granted outside the Plan but on terms identical to those provided for by the Plan. (See Note 6 above). Of the total options granted under the terms of the grant, 362,185 were forfeited during the year ended December 31, 2005.
The following table summarizes information about stock options outstanding as of December 31, 2005:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
Range of	Outstanding at	Contractual	Average		Average
Exercise	December 31,	Life	Exercise	Number	Exercise
Prices	2005	Remaining	Price	Exercisable	Price
$0.08 - 0.09	364,391	0.95	$0.09	364,391	$0.09
0.75 - 1.00	967,815	8.03	0.77	663,785	0.76
1.38 - 1.56	237,014	5.38	1.51	193,680	1.51
1.83 - 2.10	620,000	5.38	1.93	500,000	1.93
12.50	36,000	4.59	12.50	36,000	12.50

Total	2,225,220		1.25	1,757,856	1.02

Neurologix, Inc. and subsidiary
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except for share and per share amounts)
     The following information summarizes information about warrants outstanding as of December 31, 2005:

Warrants	Exercise	Expiration
Outstanding	Price	Date
618,479	$1.625	August 2007
285,388	$2.19	April 2010
3,000	$25.00	February 2010

906,867

(8)	Accounts Payable and Accrued Expenses
     Accounts payable and accrued expenses consist of the following:

December 31,
2005
Accounts payable	$44
Research agreement fees	552
Accounting and auditing fees	113
Consulting fees	90
Legal fees	39
Other	45

$883

(9)	Private Placements
     During the period from February 4, 2005 to April 4, 2005, pursuant to a Stock Purchase Agreement, as amended, (the “Stock Purchase Agreement”) the Company sold and issued 2,473,914 shares of Common Stock to investors led by Merlin Biomed Group (the “Purchasers”), for an aggregate purchase price of $3,216, or $1.30 per share, resulting in net proceeds after expenses of approximately $3,066. The Purchasers also received five-year warrants to purchase a total of 618,479 shares of Common Stock at an exercise price of $1.625 per share. Beginning in August 2007, if the share price of Common Stock exceeds $3.25 per share for any ten consecutive trading day period and certain other conditions are met, the Company may call any or all of the unexercised warrants by purchasing the warrants at a price of $0.01 each.
     On April 27, 2005, Medtronic International, Ltd. (a wholly-owned subsidiary of Medtronic, Inc. (“Medtronic”) and referred to herein as “Medtronic International”), in conjunction with a development and manufacturing agreement between the Company and Medtronic (the “Development Agreement”), increased its equity investment in the Company by $2,000 through the purchase of 1,141,522 shares of Common Stock at a price of $1.752 per share, plus a warrant

Neurologix, Inc. and subsidiary
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except for share and per share amounts)
to purchase 285,388 shares of Common Stock at an exercise price of $2.19 per share (the “Warrant”). As a result of the transaction, the Company recognized approximately $795 in deferred research and development cost, an amount that will be expensed over the 24 month term of the agreement on a straight-line basis. The deferred research and development cost represents the market value of the Common Stock and the fair value of the Warrant (which was determined using the Black-Scholes pricing model) issued by the Company on the effective date of the agreement, which totaled approximately $2,800, less the aggregate price Medtronic paid for the Common Stock. The amount charged to operations in 2005 was approximately $265. The Company has the option to call the Warrant following the thirtieth month after the date of issuance, provided that at such time there is a shelf registration statement effective for at least six months covering the shares of Common Stock underlying the Warrant. If the holder does not exercise the Warrant once the call option requirements have been met, the Company may redeem the Warrant at a price of $0.01 per share. Medtronic International owns approximately 8.7% of the outstanding Common Stock as of December 31, 2005. See Note 10 for a discussion of the Development Agreement.
(10)	Commitments and Contingencies:
           License Agreements:
     The Company entered into a License Agreement (the “KEIO License Agreement”), effective as of April 1, 2005, with KEIO University (“KEIO”), whereby KEIO granted to the Company the sole and exclusive right and license to certain patent rights and technical information throughout the world with the exception of Japan. Pursuant to the KEIO License Agreement, the Company paid KEIO an up front payment of $75. The KEIO License Agreement was terminated effective January 2006, because KEIO was unable to deliver its patented technology in accordance with agreement specifications.
     Pursuant to the Rockefeller agreements, the Company paid the university annual maintenance fees of $25 per agreement as well as benchmark payments and royalties, as defined. The licenses shall continue for the lives of the patents covered in the agreements. In December 2002, the license agreements were modified under a new license agreement. In connection with the new agreement, the Company issued shares to Rockefeller in exchange for the cancellation of annual maintenance fees. The shares issued to Rockefeller were converted into 368,761 shares of Common Stock in connection with the Merger. The Common Stock was valued at approximately $577 and was initially charged to unearned compensation with an offsetting credit to additional paid-in capital. The unearned compensation is being amortized to research and licensing expense over four years, the estimated benefit period. The amount charged to operations for each of the years ended December 31, 2005 and 2004 was $144.
     In 2002, the Company entered into two license agreements with Thomas Jefferson University (“TJU”) whereby TJU granted to the Company the sole and exclusive right and license to certain patent rights and technical information. In conjunction with the agreements, the Company paid the university an initial fee of $100 and $50, respectively for each agreement. In addi-

Neurologix, Inc. and subsidiary
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except for share and per share amounts)
tion, the Company is committed to pay annual maintenance fees of $75 and $20, respectively, as well as benchmark payments and royalties, as defined. The maintenance fees can be applied to royalty and benchmark fees incurred in the calendar year of payment only. The licenses will continue for the lives of the patents covered in the agreements, which are currently set to expire through October 2021. The Company has the right to terminate the agreements at any time upon 90 days written notice to the university. The amount charged to operations for each of the years ended December 31, 2005 and December 31, 2004 was $95.
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
     Research Agreements:
     The following table summarizes the Company’s research and development expenses for fiscal years ended December 31, 2005 and 2004:

	2005	2004
License Agreements	$180	$105
Research	261	29
Development and Manufacturing	761	—
Medical and Scientific Consultants	482	443
Clinical Trial and Lab Supplies	830	782

Total	$2,514	$1,359

     On April 15, 2005, the Company entered into a Research Agreement with Auckland Uniservices, Ltd. whereby Auckland Uniservices will perform certain research activities for a fee of $282 to be paid in three equal installments of $94 over an 18-month period with the first payment made on April 30, 2005. The research activities to be performed will include, but are not necessarily restricted to, gene therapy research studies on Parkinson’s disease. In addition, the research may include work on gene delivery systems, new viral and non-viral vectors, animal models of neurological and metabolic diseases and pre-clinical gene therapy studies on epilepsy and other neurological disorders. The Company made payments of $188 in 2005.
     On April 27, 2005, the Company entered into the Development Agreement with Medtronic (see Note 9). The Development Agreement provides that the Company will use its experience in technology relating to biologics for the treatment of Parkinson’s disease and temporal lobe epilepsy and Medtronic will use its experience in delivery systems for biologic and pharmaceutical compositions to collaborate on a project through which Medtronic will develop a system for delivering biologics (the “Product”). The Development Agreement will be in place for two

Neurologix, Inc. and subsidiary
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except for share and per share amounts)
years and will renew automatically for successive one-year periods thereafter, unless either party gives the other at least sixty days’ prior written notice of its intent not to renew. Under the Development Agreement, the Company is required to pay development costs of $850 to Medtronic over the course of the project based upon development milestones. As of December 31, 2005, the Company had paid $213 to Medtronic and owed Medtronic an additional $425 for milestones achieved. Following regulatory approval and commercialization of the Product, Medtronic will pay certain commissions to Neurologix with respect to sales of the Product. Furthermore, the Company has granted to Medtronic a right of first offer to negotiate, in good faith, for the right to distribute or commercialize certain gene therapy products developed by the Company for Parkinson’s disease or temporal lobe epilepsy.
     In June 2002, the Company entered into an Option and Research Support Agreement with Rockefeller, which provide for two semi-annual payments of $50 each. The Company terminated this agreement in May 2004.
     On July 2, 2003, the Company entered into a Clinical Study Agreement (the “Clinical Study Agreement”) with Cornell University for its Medical College (“Cornell”) to sponsor the Company’s Phase I clinical trial for the treatment of Parkinson’s disease. Under this agreement, the Company pays Cornell $36 when a patient commences treatment and $23 annually for the services of a nurse to assist in the clinical study.
     On September 24, 2004, the parties amended the Clinical Study Agreement to provide for research covering the development of gene therapy approaches to neurodegenerative disorders, including Parkinson’s disease, Huntington’s disease, Alzheimer’s disease and epilepsy (the “Scientific Studies”). This sponsored research is funded by the Company and is being conducted in Cornell’s Laboratory of Molecular Neurosurgery under the direction of Dr. Michael G. Kaplitt, one of the Company’s scientific co-founders. The term of this amendment to the Clinical Study Agreement commenced on September 1, 2004 and extends through August 31, 2007, with possible one year extensions by mutual written agreement of both parties. The Company is required to pay Cornell $135 per year for the duration of the Scientific Studies and Cornell has agreed that the Company has a sixty (60) day exclusive right and option to negotiate with it an exclusive, worldwide right and license to make, have made, use and sell commercial products embodying any inventions conceived or first reduced to practice by in the course of this work.
     On October 20, 2004, the Company entered into a Clinical Study Agreement with Universidad de Federal de Sao Paulo to conduct an animal study for a total of $62 to be paid over the course of the study. The agreement required a payment at the commencement of the study in the amount of $30 and two additional payments of $16 over the course of the study. As of December 31, 2005, the Company has paid $30.
     In July 2003, the Company entered into a Clinical Study Agreement with North Shore University Hospital to monitor, evaluate and conduct neurological reviews of the participants of the Company’s Parkinson’s disease Phase I clinical study before and for one year following the patients’ treatment. The agreement required the Company to make payments of $29 per satisfac-

Neurologix, Inc. and subsidiary
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except for share and per share amounts)
torily completed patient, up to a maximum of $344. The Company made payments of $115 and $86 in the fiscal years 2005 and 2004, respectively.
     Consulting and Employment Agreements:
     On April 25, 2005 the Company entered into the Kaplitt Agreement with Dr. Michael G. Kaplitt, one of Neurologix’s scientific co-founders. The Company and Dr. Kaplitt had previously been parties to a Consulting Agreement, dated October 1, 1999, as amended on October 8, 2003. Pursuant to the terms of the Kaplitt Agreement, Dr. Kaplitt will continue to provide advice and consulting services on an exclusive basis in scientific research on human gene therapy in the nervous system. Dr. Kaplitt will also continue to serve as a member of the Company’s Scientific Advisory Board. Dr. Kaplitt is being paid an annual retainer of $100 in equal monthly installment payments, which installment payments commenced in October 2005. The Corporation paid Dr. Kaplitt approximately $25,000 in retainer fees in 2005 thereunder. In connection with the execution of the Kaplitt Agreement, the Company granted Dr. Kaplitt nonqualified stock options to purchase 160,000 shares of Common Stock (see Note 7).
     On June 20, 2005, the Company executed a Consulting Agreement (“Hertzog Agreement”) with David B. Hertzog. The Hertzog Agreement became effective as of May 16, 2005. The Hertzog Agreement provides that Mr. Hertzog will provide to the Company on a part-time basis independent consulting services with respect to legal and financial regulatory matters. The term of the Hertzog Agreement is one year, although the Hertzog Agreement may be earlier terminated under certain circumstances. The Hertzog Agreement provides that Mr. Hertzog will receive compensation of $100, payable in equal monthly installments. Mr. Hertzog received stock options to acquire up to 250,000 shares of Common Stock (see Note 7). The Company will also reimburse Mr. Hertzog for his reasonable expenses and indemnify him for certain losses incurred in connection with the services performed under the Hertzog Agreement. Mr. Hertzog is required to keep confidential certain information received from the Company.
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
     Dr. Michael G. Kaplitt and Dr. Matthew J. During, the two scientific co-founders of the Company are members of the SAB and have consulting agreements with the Company. Dr. Kaplitt’s agreement is discussed above, and Dr. During’s agreement, as amended, provides for payments of $175 per annum through 2007.
     In May 2003, the Company entered into a stock purchase agreement to sell shares of its Common Stock at a purchase price of $.01 per share to an individual. At the time of such agreement, the fair value per share of Common Stock based on an estimate of the fair market value of common equity in Neurologix on a minority interest basis, as of April 28, 2003, was

Neurologix, Inc. and subsidiary
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except for share and per share amounts)
deemed to be $0.90 per share. The reduced purchase price was provided to the individual as an inducement for the individual to serve as the Chairman of the SAB. Accordingly, the fair value of the shares of approximately $89, based on the difference between the purchase price of $0.01 per share and the fair value per share of $0.90, is being recognized as an advisory board fee over the service period of three years. In connection therewith, on July 1, 2003, the Company entered into a consulting agreement with the individual to serve as the Chairman of the SAB for a three-year term. Pursuant to the terms of the agreement, the individual receives compensation of $25 annually, payable in quarterly installments through June 30, 2006. The shares issued to the Chairman of the SAB were converted into 276,054 shares of Common Stock in connection with the Merger.
     The agreements with the remaining four SAB members provide for payments aggregating $12 per annum for three of the members and $25 per annum for one of the members for a duration of three years from the date of each respective agreement, and are automatically renewed from year to year unless terminated for cause or upon 30 days written notice to the other party prior to an annual anniversary date. All of the consulting agreements with the SAB members are subject to confidentiality, proprietary information and invention agreements. Any discoveries and intellectual property obtained through these agreements related to the research covered under the agreements are the property of the Company.
     See Note 6 for details on the Employment Agreement of Dr. Michael Sorell, who joined the Company on September 21, 2004 as its President and Chief Executive Officer.
     Operating Lease Agreements:
     In August 2004, the Company entered into a lease agreement for laboratory facilities, which expired on August 31, 2005 and provided for annual rent of $48. In August 2005, the Company renewed the lease agreement for an additional year at an annual rent of $53.
     In August, 2004, the Company entered into a sublease with PCS, a related party, for space at One Bridge Plaza, Fort Lee, New Jersey at a base annual rent of $35 or $3 per month through January 31, 2008. The Company is using this space as its corporate offices. Rent expense under the lease was approximately $35 during the year ended December 31, 2005. The rent that the Company pays to PCS is the same rental amount that PCS pays under its master lease for this space.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
     None.
Item 8A. Controls and Procedures
(a) Disclosure Controls and Procedures. The Company’s management with the participation of the Company’s President and Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the annual period covered by this report. Based on such evaluation, the Company’s President and Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were not effective due to a material weakness in internal controls over financial reporting as described below.
     During the preparation of this Annual Report on Form 10-KSB, the Company, together with its independent registered public accounting firm, identified a material weakness that pertains to the accounting associated with the Development Agreement and a related stock purchase agreement entered into with Medtronic International in April 2005. See Notes 9 and 10 to the Company’s audited consolidated financial statements under Item 7 – Financial Statements above.
     The Company is required to, but did not recognize the fair value of the Common Stock and Warrants issued to Medtronic International on its consolidated financial statements. The difference between this fair value and the aggregate price Medtronic International paid to the Company for the Common Stock and Warrants must be recorded as deferred research and development cost on the Company’s balance sheet and must be expensed over the life of the Development Agreement on a straight line basis.
     This weakness did not result in a cash charge to the Company’s statement of operations, nor did it require or result in a restatement of any previously reported financial statements or any other financial disclosure. The Company believes that the design of its control procedures with respect to this issue was effective, even though errors occurred in the implementation of such procedures.
     The Company is currently implementing additional control policies to resolve this matter, and expects to complete such implementation by the second quarter of 2006. The Company has designed and is designing additional internal accounting control procedures. The Company also hired a Chief Financial Officer in January 2006. The Company’s management, the Audit Committee and the Board of Directors are fully committed to the review and evaluation of the Company’s procedures and policies designed to assure effective internal control over financial reporting. All steps and disclosures relating to this matter have been and will remain subject to the oversight of the Audit Committee with the involvement of the Company’s independent registered public accounting firm and other professional firms.
     (b) Internal Control Over Financial Reporting. There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2005 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 8B. Other Information
     None
PART III
Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act
     Under the by-laws of the Company, the Board is divided into three classes: Class 1 directors, Class 2 directors and Class 3 directors. The members of one of the three classes of directors are elected each year for a three-year term or until their successors have been elected and qualified, or until the earliest of their death, resignation or retirement. The Board is currently comprised of eight directors.
     There are no family relationships between any of the directors or executive officers of the Registrant nor were there any special arrangements or understandings regarding the selection of any director or executive officer.
Executive Officers
     The executive officers of the Company are as follows:

		Served in
		Such Position
		or Office
		Continually
Name	Age	Since	Present Position with the Company (1)
Martin J. Kaplitt, M.D.	67	2004	Executive Chairman of the Board (2)

Michael Sorell, M.D.	58	2004	President, Chief Executive Officer and Director (3)

Marc L. Panoff	35	2006	Chief Financial Officer and Treasurer (5)
NOTES:

(1)	Each executive officer’s term of office is until the next organizational meeting of the Board (traditionally held immediately after the Annual Meeting of Stockholders of the Company) and until the election and qualification of his or her successor. However, the Board has the discretion to replace officers at any time. Dr. Sorell is a Class I Director with a term expiring at the 2007 Annual Meeting of Stockholders. Dr. Kaplitt is a Class II Director with a term expiring at the 2008 Annual Meeting of Stockholders.

(2)	Dr. Martin Kaplitt became the Chairman of the Board and President of the Company on February 10, 2004 as a result of the Merger and has been a director and president of the Company since August 1999. On September 21, 2004, he relinquished the position of President of the Company when the Company hired Dr. Michael Sorell, as its Chief Executive Officer and President. Dr. Kaplitt has been associated with North Shore University Hos-

pital for over 30 years and has held a variety of positions there, including: Chief of Thoracic and Cardiovascular Surgery from 1971 to 1978, Associate Attending in Cardiovascular Surgery from 1978 to 2001 and Adjunct Associate Attending in Surgery from 2001 to present. He was also a clinical associate professor of surgery at Cornell University Medical College. Dr. Kaplitt attended Cornell University and the State University of New York, Downstate Medical Center. Dr. Kaplitt is a fellow of the American College of Surgeons and the American College of Cardiology.
(3)	Dr. Sorell became the President, Chief Executive Officer and a director of the Company on September 21, 2004. Dr. Sorell has been managing member of MS Capital Advisors LLC, an investment banking and advisory firm based in Washington, CT since 1996. From 1986 to 1992 and from 1994 to 1996, Dr. Sorell was with Morgan Stanley & Co. in various capacities including biotechnology and pharmaceuticals analyst and lastly as emerging growth strategist and executive director. From 1992 to 1994, Dr. Sorell was a partner in a joint venture with Essex Investment Management, a Boston-based investment management firm. Previously, Dr. Sorell was a director of clinical research at Schering-Plough Corporation. As a physician, Dr. Sorell specialized in pediatric oncology, and was a member of the attending staff at Memorial Sloan-Kettering Cancer Center in New York City where he was among the founders of its Bone Marrow Transplant Unit. Dr. Sorell received his medical degree from the Albert Einstein College of Medicine, Bronx, NY, and studied at the Visiting Professionals Program at the New York University Graduate School of Business with a major in finance. He is also a director of SCOLR, Inc. and Applied Neurosolutions, Inc.
(4)	Mr. Panoff was appointed as the Chief Financial Officer and Treasurer on January 23, 2006. Mr. Panoff was the Chief Financial Officer at Nephros, Inc., a publicly traded medical device company, from July 2004 to January 2006. From August 2001 to July 2004, Mr. Panoff was the Vice President, Finance, at Walker Digital Companies, a privately held research and development company. He also served as Corporate Controller at Medicis Pharmaceutical Corporation, a publicly traded specialty pharmaceutical company, for over seven years. Mr. Panoff received his Bachelor of Science in Business Administration from Washington University in St. Louis and his Masters in Business Administration from Arizona State University. He is also a Certified Public Accountant in the state of New York.
     The additional information required by this item will be included in the Company’s definitive Proxy Statement in connection with the 2006 Annual Meeting of Stockholders and is hereby incorporated herein by reference.
Item 10. Executive Compensation
     The information required by this item will be included in the Company’s definitive Proxy Statement in connection with the 2006 Annual Meeting of Stockholders and is hereby incorporated herein by reference.
Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters
     The information required by this item will be included in the Company’s definitive Proxy Statement in connection with the 2006 Annual Meeting of Stockholders and is hereby incorporated herein by reference.
Item 12. Certain Relationships and Related Transactions
     The information required by this item will be included in the Company’s definitive Proxy Statement in connection with the 2006 Annual Meeting of Stockholders and is hereby incorporated herein by reference.

Item 13. Exhibits
     See the Exhibit Index attached hereto for a list of the exhibits filed or incorporated by reference as a part of this report.
Item 14. Principal Accountant Fees and Services
     The information required by this item will be included in the Company’s definitive Proxy Statement in connection with the 2006 Annual Meeting of Stockholders and is hereby incorporated herein by reference.

Signatures
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Neurologix, Inc.

Dated: March 31, 2006	/s/ Michael Sorell, M.D.

Michael Sorell, M.D.
President and Chief Executive Officer

Dated: March 31, 2006	/s/ Marc L. Panoff

Marc L. Panoff,
Chief Financial Officer and
Treasurer
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

/s/ Michael Sorell
Dated: March 31, 2006	Michael Sorell, Director

/s/ Martin J. Kaplitt
Dated: March 31, 2006	Martin J. Kaplitt, Executive Chairman

/s/ Clark A. Johnson
Dated: March 31, 2006	Clark A. Johnson, Director

/s/ Craig J. Nickels
Dated: March 31, 2006	Craig J. Nickels, Director

/s/ Austin M. Long, III
Dated: March 31, 2006	Austin M. Long, III, Director

/s/ John E. Mordock
Dated: March 31, 2006	John E. Mordock, Director

/s/ Jeffrey B. Reich
Dated: March 31, 2006	Jeffrey B. Reich, Director

/s/ Elliott Singer
Dated: March 31, 2006	Elliott Singer, Director

EXHIBIT INDEX

Exhibit No.	Exhibit

3.1	Restated Certificate of Incorporation of Neurologix, Inc. (filed as an exhibit to the Registrant’s Report on Form 8-K, dated September 13, 2004 and incorporated herein by reference).

3.2	Amended and Restated Bylaws of Neurologix, Inc. (filed as an exhibit to the Registrant’s Annual Report on Form 10-K dated April 9, 2004 and incorporated herein by reference).

4.1	Registration Rights Agreement by and among Arinco Computer Systems Inc., Pangea Internet Advisors LLC and the persons party to the Securities Purchase Agreement, dated as of March 28, 2000 (filed as an exhibit to the Registrant’s Report on Form 8 K dated March 28, 2000 and incorporated herein by reference).

4.2	Registration Rights Agreement, dated as of February 4, 2005, by and among Neurologix, Inc, Merlin Biomed Long Term Appreciation Fund LP and Merlin Biomed Offshore Master Fund LP (filed as an exhibit to the Registrant’s Report on Form 8-K, dated February 10, 2005 and incorporated herein by reference).

4.3	Registration Rights Agreement, dated as of April 27, 2005, by and among Neurologix, Inc. and Medtronic International, Ltd. (filed as an exhibit to the Registrant’s Current Report on Form 8-K, dated May 2, 2005, and incorporated herein by reference).

10.1	Warrants for William Avery, Cary S. Fitchey, The Roberts Family Revocable Trust U/D/T dated as of December 15, 1997, David M. Roberts and Gail M. Simpson, Trustees, Roberts Children Irrevocable Trust U/D/T dated October 21, 1996, Stephen H. Roberts, Trustee and Turtle Holdings LLC (filed as an exhibit to the Registrant’s Report on Form 8-K dated March 28, 2000 and incorporated herein by reference).

10.2	Consulting Agreement as of October 1, 1999 by and between Dr. Matthew During and Neurologix, Inc. (filed as an exhibit to the Registrant’s Report on Form 10-K, dated April 9, 2004 and incorporated herein by reference).

10.3	Exclusive License Agreement between Thomas Jefferson University and Neurologix Inc., effective as of June 1, 2002 (filed as an exhibit to the Registrant’s Report on Form 10-K, dated April 9, 2004 and incorporated herein by reference).

10.4	Exclusive License Agreement between Thomas Jefferson University and Neurologix, Inc., effective as of August 1, 2002 (filed as an exhibit to the Registrant’s Report on Form 10-K, dated April 9, 2004 and incorporated herein by reference).

10.5	Non-Exclusive License Agreement by and between Yale University, The Rockefeller University and Neurologix, Inc., dated as of August 28, 2002 (filed as an exhibit to the Registrant’s Report on Form 10-K, dated April 9, 2004 and incorporated herein by reference).

10.6	License Agreement made as of November 1, 2002 by and between The Rockefeller University and Neurologix, Inc. (filed as an exhibit to the Registrant’s Report on Form 10-K, dated April 9, 2004 and incorporated herein by reference).

10.7	Clinical Study Agreement between Cornell University and Neurologix, Inc. entered into as of July 2, 2003 (filed as an exhibit to the Registrant’s Report on Form 10-K, dated April 9, 2004 and incorporated herein by reference).

10.8	Clinical Study Agreement, dated as of July, 2003 between North Shore University Hospital and Neurologix, Inc. (filed as an exhibit to the Registrant’s Report on Form 10-K, dated April 9, 2004 and incorporated herein by reference).

10.9	Amendment, dated October 8, 2003 to Consulting Agreement, dated October 1, 1999, between Dr. Matthew During and Neurologix, Inc. (filed as an exhibit to the Registrant’s Report on Form 10-K, dated April 9, 2004 and incorporated herein by reference).

10.10	Amendment No. 1 to Clinical Study Agreement, between Cornell University and Neurologix, Inc., dated September 24, 2004 (filed as an exhibit to the Registrant’s Report on Form 8-K, dated September 30, 2004 and incorporated herein by reference).

10.11	Stock Purchase Agreement, dated as of February 4, 2005, by and among Neurologix, Inc, Merlin Biomed Long Term Appreciation Fund LP and Merlin Biomed Offshore Master Fund LP (filed as an exhibit to the Registrant’s Report on Form 8-K, dated February 10, 2005 and incorporated herein by reference).

10.12	Amendment No. 1 to the Stock Purchase Agreement, dated as of February 9, 2005, by and between Neurologix, Inc. and Copper Spire Fund Portfolio (filed as an exhibit to the Registrant’s Report on Form 8-K, dated February 10, 2005 and incorporated herein by reference).

10.13	Form of Amendment to the Stock Purchase Agreement dated as of February 4, 2005, by and among Neurologix, Inc, Merlin Biomed Long Term Appreciation Fund LP and Merlin Biomed Offshore Master Fund LP (filed as an exhibit to the Registrant’s Report on Form 8-K, dated February 25, 2005 and incorporated herein by reference).

10.14	Employment Agreement, dated as of September 21, 2004, between Michael Sorell, M.D. and Neurologix, Inc. (filed as an exhibit to the Registrant’s Report on Form 8-K, dated March 18, 2005 and incorporated herein by reference).

10.15	Clinical Study Agreement, dated October 20, 2004, between Universidade Federal de Sao Paolo and Neurologix, Inc. (filed as an exhibit to the Registrant’s Amendment No. 1 to Annual Report on Form 10-KSB, dated September 28, 2005)

10.16	Sub Lease, dated August 10, 2004, between Neurologix, Inc. and Palisade Capital Securities L.L.C. (filed as an exhibit to the Registrant’s Amendment No. 1 to Annual Report on Form 10-KSB, dated September 28, 2005)

10.17	License Agreement, dated as of August 1, 2005, between Neurologix, Inc. and The Trustees of Columbia University in New York (filed as an exhibit to the Registrant’s Amendment No. 1 to Annual Report on Form 10-KSB, dated November 14, 2005)

10.18	Amended and Restated Consulting Agreement by and between Michael G. Kaplitt and Neurologix Research, Inc., dated April 25, 2005 (filed as an exhibit to the Registrant’s Current Report on Form 8-K, dated April 29, 2005, and incorporated herein by reference).

10.19	Stock Purchase Agreement, dated as of April 27, 2005, by and among Neurologix, Inc. and Medtronic International, Ltd. (filed as an exhibit to the Registrant’s Current Report on Form 8-K, dated May 2, 2005, and incorporated herein by reference).

10.20	Warrant Certificate (filed as an exhibit to the Registrant’s Current Report on Form 8-K, dated May 2, 2005, and incorporated herein by reference).

10.21	Development and Manufacturing Agreement by and among Neurologix, Inc. and Medtronic, Inc., dated as of April 27, 2005 (filed as an exhibit to the Registrant’s Quarterly Report on Form 10-QSB for the three months ended March 31, 2005 and incorporated herein by reference).

10.22	Consulting Agreement between Neurologix, Inc. and David B. Hertzog, executed on June 20, 2005 (filed as an exhibit to the Registrant’s Current Report on Form 8-K, dated June 23, 2005, and incorporated herein by reference).

10.23	Notice of Termination, dated November 21, 2005, of Administrative Services Agreement between Neurologix, Inc. and Palisades Capital Management, LLC, dated May 13, 2005.**

16.1	Letter regarding change in certifying accountant (filed as an exhibit to the Registrant’s Report on Form 8-K dated February 27, 2004 and incorporated herein by reference).

31.1	Rule 13a-15(e)/15d-15(e) Certification of Principal Executive Officer. **

31.2	Rule 13a-15(e)/15d-15(e) Certification of Chief Financial Officer/Treasurer.**

32.1	Section 1350 Certification, Chief Executive Officer and Chief Financial Officer/Treasurer.**

**	Filed herewith