Form 10QSB
period 2006-03-31
NEUROLOGIX INC/DE
filed 2006-05-15
CIK 356591

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarter ended March 31, 2006

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ____ to ____


                        COMMISSION FILE NUMBER: 000-13347

                                NEUROLOGIX, INC.
              (Exact name of Small Business Issuer in its charter)


                 DELAWARE                          06-1582875
      ------------------------------------------------------------------
      (State or other jurisdiction of           I.R.S. Employer
      Incorporation or organization)          Identification No.)

    ONE BRIDGE PLAZA, FORT LEE, NEW JERSEY                     07024
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (201) 592-6451
           ---------------------------------------------------------
                           (Issuer's telephone number)


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

Indicate by checkmark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

     At May 1, 2006 there were outstanding 26,542,924 shares of the Registrant's Common Stock, $.001 par value.

Transitional Small Business Disclosure Format:  Yes |_| No |X|.

PART I. FINANCIAL INFORMATION

Item 1 - Financial Statements
    Condensed Balance Sheet (Unaudited)                                                  1
    Condensed Statements of Operations (Unaudited)                                       2
    Condensed Statements of Changes in Stockholders' Equity (Deficiency) (Unaudited)     3
    Condensed Statements of Cash Flows (Unaudited)                                       5
    Notes to Condensed Financial Statements (Unaudited)                                  7

Item 2 - Management's Discussion and Analysis or Plan of Operation                      12

Item 3 - Controls and Procedures                                                        19

PART II. OTHER INFORMATION                                                              19

Item 6. - Exhibits                                                                      20

PART I. FINANCIAL INFORMATION

Item 1 - Financial Statements

                                NEUROLOGIX, INC.
                          (A Development Stage Company)
                             CONDENSED BALANCE SHEET
                                   (UNAUDITED)
             (Amounts in thousands, except share and per share data)
                                                                                                         March 31,
                                                                                                           2006
                                                                                                     -----------------
ASSETS                                                                                                 (UNAUDITED)
Current assets:
  Cash and cash equivalents                                                                                 $2,106
  Investments in marketable securities held to maturity                                                      1,201
  Prepaid expenses and other current assets                                                                    995
                                                                                                     -----------------
   Total current assets                                                                                      4,302
Equipment, less accumulated depreciation of $276                                                               133
Intangible assets, less accumulated amortization of $91                                                        439
Other assets                                                                                                    14
                                                                                                     -----------------
   Total Assets                                                                                             $4,888
                                                                                                     =================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses                                                                     $1,243
  Capital lease obligations                                                                                      9
                                                                                                     -----------------
   Total liabilities                                                                                         1,252
                                                                                                     -----------------

Commitments and contingencies
Stockholders' equity:
  Preferred stock:
      Series A - $.06 per share cumulative, convertible 1-for-25 into common stock; $.10 par value; 5,000,000 shares authorized, 645 shares issued and outstanding with an aggregate
      liquidation preference of $1 per share                                                                    -
  Common stock:
      $.001 par value; 60,000,000 shares authorized, 26,542,924 issued and outstanding                          27
Additional paid-in capital                                                                                  19,222
Deficit accumulated during the development stage                                                           (15,613)
                                                                                                     -----------------
   Total stockholders' equity                                                                                3,636
                                                                                                     -----------------
   Total Liabilities and Stockholders' Equity                                                               $4,888
                                                                                                     =================

    See accompanying notes to the unaudited condensed financial statements.

                                NEUROLOGIX, INC.
                          (A Development Stage Company)
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
             (Amounts in thousands, except share and per share data)

                                                                               For the period
                                                                             February 12, 1999
                                                                                (inception)
                                                 Three Months                    through
                                                Ended March 31,                March 31, 2006
                                         --------------- ---------------- --------------------
                                               2006            2005
                                         --------------- ---------------- --------------------
Operating expenses:
     Research and development                  $547            $478                  $8,020
    General and administrative expenses         970             453                   7,522
                                         --------------- ---------------- --------------------
Loss from operations                         (1,517)           (931)                (15,542)
                                         --------------- ---------------- --------------------

Other income (expense):
Dividend, interest and other income              24              35                     339
Interest expense                                 (1)             (1)                   (410)
                                         --------------- ---------------- --------------------
     Other income (expense), net                 23              34                     (71)
                                         --------------- ---------------- --------------------
Net loss                                    $(1,494)          $(897)               $(15,613)
                                         =============== ================ ====================

Basic and diluted net loss per common
share                                       $ (0.06)         $(0.04)
                                         =============== ================

Weighted average common shares
outstanding, basic and diluted               26,542,924      23,684,292
                                         =============== ================


    See accompanying notes to the unaudited condensed financial statements.

                                NEUROLOGIX, INC.
                          (A Development Stage Company)
      CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)
FOR THE PERIOD FROM FEBRUARY 12, 1999 (DATE OF INCEPTION) THROUGH MARCH 31, 2006
                                   (UNAUDITED)
                    (Amounts in thousands, except share data)

                                                                                                           Deficit
                                                                                                         Accumulated
                                                     Common Stock         Additional                     During the
                                              --------------------------   Paid-in       Unearned       Development
                                                  Shares       Amount      Capital     Compensation        Stage           Total
                                              --------------- ---------- ------------ --------------- ---------------- ----------
Sale of common stock to founders                  6,004,146       $0           $4           $    -          $   -          $   4
Net loss                                                  -        -            -                -           (328)          (328)
                                              --------------- ---------- ------------ --------------- ---------------- ----------
Balance, December 31, 1999                        6,004,146        0            4                -           (328)          (324)
Net loss                                             -             -            -                -         (1,055)        (1,055)
                                              --------------- ---------- ------------ --------------- ---------------- ----------
Balance, December 31, 2000                        6,004,146        0            4                -         (1,383)        (1,379)
Stock options granted for services                        -        -            9                -              -              9
Common stock issued for intangible assets at
$0.09 per share                                     259,491        -           24                -              -             24
Net loss                                                  -        -            -                -           (870)          (870)
                                              --------------- ---------- ------------ --------------- ---------------- ----------
Balance, December 31, 2001                        6,263,637        0           37                -         (2,253)        (2,216)
Retirement of founder shares                        (33,126)       -            -                -              -              -
Common Stock issued pursuant to license
agreement at $1.56 per share                        368,761        -          577             (577)             -              -
Private placement of Series B convertible
preferred stock                                           -        -         2,613               -              -          2,613
Amortization of unearned compensation                     -        -            -               24              -             24
Net loss                                                  -        -            -                -         (1,310)        (1,310)
                                              --------------- ---------- ------------ --------------- ---------------- ----------
Balance, December 31, 2002                        6,599,272        0        3,227             (553)        (3,563)          (889)
Sale of Common Stock                                276,054        0           90              (89)             -              1
Amortization of unearned compensation                     -        -            -              164              -            164
Net loss                                                  -        -            -                -         (2,274)        (2,274)
                                              --------------- ---------- ------------ --------------- ---------------- ----------
Balance, December 31, 2003                        6,875,326        0        3,317             (478)        (5,837)        (2,998)
Conversion of note payable to Common Stock at
$2.17 per share                                   1,091,321        1        2,371                -              -          2,372
Conversion of mandatory redeemable preferred
stock to Common Stock                             6,086,991        6          494                -              -            500
Conversion of Series B convertible preferred
stock to Common Stock                             1,354,746        1           (1)               -              -              -
Effects of reverse acquisition                    7,103,020       14        5,886                -              -          5,900
Amortization of unearned compensation                     -        -            -              202              -            202
Stock options granted for services                        -        -           42              (42)             -              -
Exercise of stock options                            10,000        -           15                -              -             15
Net loss                                                  -        -            -                -         (2,937)        (2,937)
                                              --------------- ---------- ------------ --------------- ---------------- ----------
Balance, December 31, 2004                       22,521,404       22       12,124             (318)        (8,774)         3,054
Sale of Common Stock through private placement
at an average price of $1.30 per share
                                                  2,473,914        4        3,062                -              -          3,066
Sale of Common Stock at an average price of
$1.752 per share and warrants to Medtronic        1,141,552        1        2,794                -              -          2,795
Amortization of unearned compensation                     -        -            -              825              -            825
Stock options granted for services                        -        -        1,305           (1,305)             -              -
Exercise of stock options                           406,054        -          127                -              -            127
Net loss                                                           -            -                -         (5,345)        (5,345)
                                              --------------- ---------- ------------ --------------- ---------------- ----------
Balance, December 31, 2005                       26,542,924       27       19,412             (798)       (14,119)         4,522
Share-based compensation expense                          -        -          121                -              -            121
Effects of adoption of SFAS 123R                          -        -         (311)             798              -            487
Net loss                                                           -            -                -         (1,494)        (1,494)
                                              --------------- ---------- ------------ --------------- ---------------- ----------
Balance, March 31, 2006                          26,542,924      $27      $19,222             $  -       $(15,613)        $3,636
                                              =============== ========== ============ =============== ================ ==========

     See accompanying notes to the unaudited condensed financial statements.

                                NEUROLOGIX, INC.
                          (A Development Stage Company)
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (Amounts in thousands)


                                                                                       Three Months                 For the period
                                                                                      Ended March 31,              February 12, 1999
                                                                         ----------------------------------      (inception) through
                                                                              2006             2005                March 31, 2006
                                                                         --------------- ------------------ -----------------------
Operating activities:
  Net loss                                                                         $(1,494)           $(897)            $(15,613)

Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation                                                                       15               19                  283
     Amortization                                                                        3                6                  104
     Stock options granted for services                                                  -                -                    9
     Impairment of intangible assets                                                     -               89                  148
     Amortization of unearned compensation                                             121               70                1,335
     Share-based employee compensation                                                 121                -                  121
     Non-cash interest expense                                                           -                1                  378
     Changes in operating assets and liabilities
       (Increase) decrease in prepaid expenses and other current assets                147             (475)                 (34)

       Increase  in accounts payable and accrued expenses                              360              731                1,182
                                                                             --------------- ------------------ --------------------
          Net cash used in operating activities                                       (727)            (456)             (12,087)
                                                                             --------------- ------------------ --------------------
Investing activities:
   Security deposits paid                                                                -                -                   (7)
   Purchases of equipment                                                               (4)             (17)                (302)
   Additions to intangible assets                                                      (14)             (82)                (667)
   Purchases of marketable securities                                                    -             (600)             (12,673)
   Proceeds from sale of marketable securities                                       1,600              600               11,473
                                                                             --------------- ------------------ --------------------
          Net cash provided by (used in) investing activities                        1,582              (99)              (2,176)
                                                                             --------------- ------------------ --------------------
Financing activities:
   Proceeds from note payable                                                            -                -                1,100
   Borrowings from related party                                                         -                -                2,000
   Cash acquired in Merger                                                               -                -                5,413
   Merger-related costs                                                                  -                -                 (375)
   Payments of capital lease obligations                                                (4)              (9)                 (96)
   Proceeds from exercise of stock options                                               -               90                  147
   Proceeds from issuance of common stock and warrants                                   -            3,056                5,066
   Proceeds from issuance of preferred stock                                             -                -                3,114
                                                                             --------------- ------------------ --------------------
          Net cash provided by (used in) financing activities                           (4)           3,137               16,369
                                                                             --------------- ------------------ --------------------
Net increase in cash and cash equivalents                                              851            2,582                2,106
Cash and cash equivalents, beginning of period                                       1,255            1,122                  -
                                                                             --------------- ------------------ --------------------
Cash and cash equivalents, end of period                                            $2,106           $3,704               $2,106
                                                                             =============== ================== ====================

    See accompanying notes to the unaudited condensed financial statements.

                                NEUROLOGIX, INC.
                          (A Development Stage Company)
                Notes to Unaudited Condensed Financial Statements
             (In thousands, except for share and per share amounts)

(1)  Description of Business

         Neurologix, Inc. ("Neurologix" or the "Company"), is engaged in the research and development of proprietary treatments for disorders of the brain and central nervous system primarily utilizing gene therapies. These treatments are designed as alternatives to conventional surgical and pharmacological treatments. The Company is a developmental stage company and has not generated any operating revenues.

         The Company incurred net losses of $1,494, $897 and $15,613 and negative cash flows from operating activities of $727, $456 and $12,087 for the three months ended March 31, 2006 and 2005 and for the period from February 12, 1999 (inception) to March 31, 2006, respectively. The Company expects that it will continue to incur net losses and cash flow deficiencies from operating activities for the foreseeable future.

         As of March 31, 2006, the Company had cash and cash equivalents and short-term investments in marketable securities of $3,307. On May 10, 2006, the Company completed a private placement of a new series of preferred stock, resulting in gross proceeds to the Company of $12,000 (See Note 4). Management believes that as a result of this offering, the Company's current resources will enable it to continue as a going concern through at least September 30, 2007. Although the Company believes that its resources are sufficient to complete a Phase I clinical trial and interim trials for Parkinson's disease and to complete a Phase I clinical trial for epilepsy, the Company's resources are not sufficient to allow it to perform all of the clinical trials required for drug approval and marketing. Accordingly, it will, from time to time, continue to seek additional funds through public or private equity offerings, debt financings or corporate collaboration and licensing arrangements. The Company does not know whether additional financing will be available when needed, or if available, will be on acceptable or favorable terms to it or its stockholders.

(2)  Basis of presentation

         The accompanying unaudited condensed financial statements of the Company should be read in conjunction with the audited financial statements and notes thereto as of and for the year ended December 31, 2005 included in the Company's Annual Report on Form 10-KSB (the "10-KSB") filed with the Securities and Exchange Commission (the "SEC") on March 31, 2006. The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial information and in accordance with the instructions to Form 10-QSB. Accordingly, since they are interim statements, the accompanying financial statements do not include all of the information and notes required by GAAP for complete financial statement presentation. In the opinion of management, the interim financial statements reflect all adjustments consisting of normal, recurring adjustments that are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. Interim results are not necessarily indicative of results for a full year. Certain prior period amounts have been reclassified to conform to the current period presentation.

(3)  Summary of Significant Accounting Policies

     (a)  Stock-Based Compensation:

         At March 31, 2006, the Company had one active share-based employee compensation plan. Stock option awards granted from this plan are granted at the fair market value on the date of grant, and vest over a period determined at the time the options are granted, ranging from one to five years, and generally have a maximum term of ten years. Certain options provide for accelerated vesting if there is a change in control (as defined in the plans). When options are exercised, new shares of the Company's common stock are issued.

         Prior to January 1, 2006, the Company accounted for share-based employee compensation, including employee stock options, using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related Interpretations ("APB Opinion No. 25"). Under APB Opinion No. 25, no compensation cost is recognized for stock options granted with an exercise price equal to or greater than the market price and disclosure was made regarding the pro forma effect on net earnings assuming compensation cost had been recognized in accordance with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123").

         Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123R "Share-based Payment" ("SFAS No. 123R") using the modified prospective method. No share-based employee compensation cost has been reflected in net loss prior to the adoption of SFAS No. 123R. Results for prior periods have not been restated.

         The total value of the stock options awards is expensed ratably over the service period of the employees receiving the awards. As of March 31, 2006, total unrecognized compensation cost related to stock option awards was approximately $274 and the related weighted-average period over which it is expected to be recognized is approximately 3.1 years.

         A summary of option activity as of March 31, 2006 and changes during the three months then ended is presented below:

------------------------------------ -------------------- ----------------- ---------------------- -------------------
                                                                               Weighed-Average
                                                             Weighted-            Remaining
                                                              Average         Contractual Term         Aggregate
              Options                   Shares (000)       Exercise Price          (years)          Intrinsic Value
              -------                   ------------                -----          -------                   ------
------------------------------------ -------------------- ----------------- ---------------------- -------------------
Outstanding at January 1, 2006                     2,225             $1.25
------------------------------------ -------------------- ----------------- ---------------------- -------------------
Granted                                              180             $1.70
------------------------------------ -------------------- ----------------- ---------------------- -------------------
Exercised                                              -                 -
------------------------------------ -------------------- ----------------- ---------------------- -------------------
Forfeited or expired                                   -                 -
------------------------------------ -------------------- ----------------- ---------------------- -------------------
Outstanding at March 31, 2006                      2,405             $1.28                   5.87              $1,024
                                                   =====             =====                   ====              ======
------------------------------------ -------------------- ----------------- ---------------------- -------------------
Exercisable at March 31, 2006                      1,916             $1.26                   5.11                $772
                                                   =====             =====                   ====                ====
------------------------------------ -------------------- ----------------- ---------------------- -------------------

         The weighted-average grant-date fair value of options granted during the three months ended March 31, 2006 was $1.22.

         The fair value of each stock option award is estimated on the date of the grant using the Black-Scholes option pricing model based on the assumptions noted in the following table. Expected volatility is based on historical volatility of the Company's stock. The Company does not currently anticipate any exercises or terminations for valuation purposes. The risk-free rate is based on the five year U.S. treasury security rate. The expected term of the options is based on historical data and judgment regarding market trends and factors



                                                   Three Months Ended March 31,
                                                --------------------------------
                                                      2006               2005
                                                ------------------ -------------
                Expected option term (years)            5                 5
                Risk-free interest rate (%)           4.07%             3.68%
                Expected volatility (%)                90%               111%
                Dividend yield (%)                     0%                 0%

         The following table illustrates the pro-forma effect on net loss and net loss per common share as if the Company had applied the fair value recognition provisions of SFAS No. 123 to all outstanding stock option awards for the period presented prior to the Company's adoption of SFAS No. 123R:

------------------------------------------------------------------------------------------ ---------------------------
                                                                                            Three Months Ended March
                                                                                                    31, 2005
------------------------------------------------------------------------------------------ ---------------------------

------------------------------------------------------------------------------------------ ---------------------------
Net loss, as reported                                                                                          $(897)
------------------------------------------------------------------------------------------ ---------------------------
Deduct: Total stock-based employee compensation expense determined under fair value                              (76)
     based method
------------------------------------------------------------------------------------------ ---------------------------
Pro-forma net loss                                                                                              (973)
------------------------------------------------------------------------------------------ ---------------------------

------------------------------------------------------------------------------------------ ---------------------------
Net loss per common share:
------------------------------------------------------------------------------------------ ---------------------------
Basic and diluted as reported                                                                                 $(0.04)
------------------------------------------------------------------------------------------ ---------------------------
Basic and diluted pro-forma                                                                                   $(0.04)
------------------------------------------------------------------------------------------ ---------------------------

     (b)  Basic and Diluted Net Loss Per Common Share:

         Basic net loss per common share excludes the effects of potentially dilutive securities and is computed by dividing net loss applicable to Common Stockholders by the weighted average number of common shares outstanding for the period. Diluted net income or loss per share is adjusted for the effects of convertible securities, options, warrants and other potentially dilutive financial instruments only in the periods in which such effects would have been dilutive.

         The following securities were not included in the computation of diluted net loss per share because to do so would have had an anti-dilutive effect for the periods presented:

                                                         March 31,
                                                 ---------------------------
                                                   2006           2005
                                                 ------------ --------------
        Stock options                              2,405,220      2,283,459
        Warrants                                     906,867        611,863
        Series A Convertible Preferred Stock             645            645


(4)  Subsequent Events

         On May 10, 2006, the Company issued and sold 342,857 shares of a newly created series of preferred stock, par value $.10 per share (the "Series C Preferred Stock"), at a price of $35.00 per share, or a total of approximately $12 million, to General Electric Pension Trust, DaimlerChrysler Corporation Master Retirement Trust and certain funds managed by ProMed Management, LLC in a private placement transaction. The shares of Series C Preferred Stock are currently convertible into 19.66 shares of Common Stock per share, or 6,741,570 shares of Common Stock in the aggregate. The Series C Preferred Stock is not redeemable by the Company and will have the same liquidation preference as the Company's Series A and Series B preferred stock. The Series C Preferred Stock will accrue cumulative preferred stock dividends at a rate of 9% per annum, payable in quarterly installments.

         The transaction also involved the issuance of warrants to purchase approximately 2,224,719 shares of Common Stock at an exercise price of $2.05 per share. The purchasers of the Series C Preferred Stock, among other things, have certain demand and piggyback registration rights with respect to the Common Stock underlying the Series C Preferred Stock and warrants and also have certain anti-dilution protections. Additional information regarding the transaction is included in the Current Report on Form 8-K filed by the Company on May 10, 2006.

         The Company is in the final stages of negotiations and intends to enter into a Sponsored Research Agreement with The Ohio State University Research Foundation ("OSURF") which provides for research covering the development of gene therapy approaches to neurodegenerative disorders, including Parkinson's disease, epilepsy, Huntington's disease, Alzheimer's disease, as well as gene therapy approaches to pain, stroke neurovascular diseases and other research (the "Research Project").

This sponsored research will be funded by the Company and will be conducted under the direction of Dr. Matthew J. During, one of the Company's scientific co-founders. The initial term of this agreement will be 18 months, and may be extended for additional 18-month periods, subject to mutual agreement of the parties. The Company will be required to pay OSURF $250 over the initial 18-month term. The Company will have first right to negotiate with OSURF, on reasonably commercial terms, for an exclusive, worldwide right and license to make, have made, use and sell commercial products embodying any inventions conceived under the Research Project with the assistance of employees of OSURF.

         On April 18, 2006, the Company entered into a Facility Use Agreement as well as Visiting Scientist Agreements with The Ohio State University ("OSU"), all of which allow the Company's scientists to access and use OSU's laboratory facilities and certain equipment to perform their research. The term of the Facility Use Agreement is four years, subject to certain earlier termination provisions. The Company paid OSU an initial amount of $23, representing prepaid rent for the first year of such Agreement. Unless sooner terminated, the Company will pay an additional $70 over the remaining three years of such Agreement.

Item 2 - Management's Discussion and Analysis or Plan of Operation

         The following discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the Company's unaudited financial statements and related notes included in this quarterly report on Form 10-QSB (this "Quarterly Report") and the audited financial statements and notes thereto as of and for the year ended December 31, 2005 included in the Company's Annual Report on Form 10-KSB filed with the SEC on March 31, 2005. Operating results are not necessarily indicative of results that may occur in future periods.

Business Overview

         The Company is a development stage company that is engaged in the research and development of proprietary treatments for disorders of the brain and central nervous system using gene therapy and other innovative therapies. These treatments are designed as alternatives to conventional surgical and pharmacological treatments.

         To date, the Company has not generated any operating revenues and has incurred annual net losses. From inception through March 31, 2006, the Company had an accumulated deficit of $15,613, and it expects to incur additional losses in the foreseeable future. The Company recognized net losses of $1,494 for the three months ended March 31, 2006, and $897 for the three months ended March 31, 2005. The increase in net loss is primarily due to increased expenditures related to the progression of the Company's research and development programs in Parkinson's disease and epilepsy and the expanded administrative infrastructure needed to support that progression, as well as an increase in non-cash expenditures of approximately $175. The increase in non-cash expense includes $99 in non-cash research and development expense related to the common stock and warrants the Company issued to Medtronic in April 2005 and $172 in non-cash compensation expense, offset by an $89 write off of intangible assets that were impaired in 2005.

         Since its inception, the Company has financed its operations primarily through sales of its equity and debt securities. From inception through March 31, 2006, the Company received net offering proceeds from private sales of equity and debt securities and from the February 2004 merger (the "Merger") of approximately $16,369 in the aggregate. On May 10, 2006, the Company completed a private placement of its preferred stock, resulting in gross proceeds to the Company of approximately $12,000 (see Note 4 to the financial statements). Although its costs of administration and public company compliance have increased this year, the Company has devoted a significant portion of its capital resources to the research and development of its products.

         The Company's primary efforts are directed to develop therapeutic products (i) to meet the needs of patients suffering from Parkinson's disease and (ii) the needs of patients suffering from a type of human epilepsy known as temporal lobe epilepsy or "TLE."

     Parkinson's Disease

         In September 2005, the Company presented preliminary data on the first 7 subjects in its Phase I clinical trial of gene therapy for Parkinson's disease, analyzed at one year following their surgery. Based on this preliminary data, the treatment appears to be safe and well-tolerated in advanced Parkinson's disease, with no evidence of adverse effects or immunologic reaction related to the study treatment. The data showed a statistically significant benefit in both the PET scans and clinical scores for these patients. The Company will finish its evaluation after May 2006, when all 12 subjects will have been analyzed at one year following their surgery.

         Since the date of the Merger, the Company has maintained the direct costs associated with its Parkinson's project, including research fees, license fees and pre-clinical and clinical study costs. For the three months ended March 31, 2006 and 2005, the Company has incurred $33 and $235 of these costs, respectively. The decrease is primarily due to the winding down of the Company's Phase I clinical trial in the first quarter of 2006.

     Epilepsy

         In October 2004, motivated by encouraging rodent studies, the Company entered into an agreement with Universidad Federal de Sao Paolo to commence a non-human primate study for evaluating the toxicity of using its NLX technology in the brain for the treatment of epilepsy. The Company's approach is based on the use of the non-pathogenic AAV vector, delivered using standard neurosurgical techniques. All studies were completed in November 2005 and a detailed analysis of the rodent studies was presented in December 2005. Results showed that Neuropeptide Y (NPY) gene transfer reduces spontaneous seizures in an in vivo model of epilepsy and positively influences the fundamental biological process which leads to a chronically epileptic state.

         Since the date of the Merger, the Company has maintained the direct costs associated with its epilepsy project, including research fees, license fees and pre-clinical and clinical study costs. For the three months ended March 31, 2006 and 2005, the Company has incurred $1 and $11 of these costs, respectively. The decrease is primarily due to costs of pre-clinical studies that took place in 2005 and were completed in fiscal year 2005.

     Other Therapies

         The Company will also continue its efforts in developing therapies to treat Huntington's disease and other neurodegenerative disorders under its research agreement with Cornell under the direction of Dr. Michael G. Kaplitt, one of the Company's scientific co-founders, as well as in the new laboratory facility that it has established in April 2006 at Ohio State University under the direction of Dr. During and two scientists currently on the Company's staff (see Note 4 to the financial statements).

     Recent Developments

         The Company was in negotiations with Diamyd Medical, AB, a company organized under the laws of Sweden, to obtain a license for the use of a gene version of glutamic acid decarboxylase (GAD) 65 which was utilized in the Company's proposed form of gene therapy treatment of Parkinson's disease in its Phase I clinical trial. The Company has not been able to reach a satisfactory agreement with Diamyd, and, accordingly, the Company will utilize its alternative construct in its therapy treatment for Parkinson's disease. The Company does not believe that the use of its alternative construct will have any material adverse effect on its therapy treatment of Parkinson's disease or the trials conducted in connection therewith.

Plan of Operation

     Parkinson's Disease

         Subject to completion of the evaluations of patients in its Phase I clinical trial, the Company currently plans to conduct one or more interim trials prior to conducting a pivotal trial for the treatment of Parkinson's disease. The Company estimates that the interim trials will be completed in the second half of 2007 at an estimated cost of approximately $1,200. The scope and timing of such trials will, in large part, depend upon available funds, FDA approvals and the successful consummation of certain license arrangements.

         The Company will also take steps to move toward a pivotal trial for treatment of Parkinson's disease, and hopes to be in a position to file its protocol with the FDA during the second half of 2007. The Company estimates that the pivotal trial will be completed in 2009 at an estimated cost of between $15,000 and $20,000.

         The Company believes, if the project progresses on or near schedule, that it can eventually file for FDA approval for its Parkinson's product either in 2009 or 2010 and the estimated costs to reach that milestone are expected to be between $15,000 and $25,000.

     Epilepsy

         The Company also intends to focus its efforts on advancing its product development for the treatment of epilepsy in order to eventually commence its Phase I clinical trial, which it has targeted for the fourth quarter of 2006. The Company estimates this trial will complete patient treatments by the end of the second half of 2007 at a total cost of approximately $750. The scope and timing of such trial will, in large part, depend upon available funds, FDA approvals and the successful completion of certain license arrangements.

         The Company currently expects that, if the project progresses, and certain other conditions are met, it can file for FDA approval for its epilepsy product by 2011, and the estimated costs to reach that milestone are currently expected to be between $15 million and $25 million.

         The Company has also recently undertaken efforts to develop gene therapy for the treatment of Huntington's disease, with a goal of advancing towards an initial Phase I clinical trial within the next 3 years.

         Over the next 12 months, in addition to its normal recurring expenditures, the Company expects to spend approximately: $2,000 in capital expenditures and related expenses to scale up its manufacturing capabilities for the supply of product for its projected Parkinson's pivotal trial; $1,000 in research and licensing fees; $1,000 in additional Phase I clinical trial expenses with regard to its Parkinson's treatment; $650 in Phase I clinical trial expenses with regard to its epilepsy product and $800 in costs associated with operating as a publicly traded company, such as legal fees, accounting fees, insurance premiums, stock market listing fees and investor and public relations fees.

         The Company has taken and intends to take steps to improve and increase its technical and administrative staff. In January 2006, it hired a Chief Financial Officer ("CFO"). The Company also expects to hire a chief development officer and additional quality and lab associates during fiscal year 2006 to direct it through its planned research and development initiatives.

Results of Operations

     Three Months Ended March 31, 2006 Compared to the Three Months Ended March 31, 2005

         Revenues. The Company did not generate any operating revenues during the three months ended March 31, 2006 and 2005.

         Costs and Expenses.

         Research and Development. Research and development expenses increased by $69 (14%) during the three months ended March 31, 2006 to $547 as compared to $478 during the same period in 2005. The increase is primarily attributable to costs incurred by the Company in 2006 in connection with a development agreement and stock purchase agreement entered into with Medtronic International in April 2005 of $126, license fees of in connection with a license agreement with KEIO University in April 2005 of $50, fees associated with the Company's research agreement with Cornell University of $34, and increased costs for the compensation of Company scientists and scientific consultants of $61, which, in the aggregate, was offset by a reduction of $186 in costs associated with the treatment of patients as part of the Company's Phase I clinical for Parkinson's disease.

         General and Administrative. General and administrative expenses increased by $517 (114%) to $970 during the three months ended March 31, 2006, as compared to $453 during the comparable period in 2005. The increase in 2006 is primarily related to a $230 increase in cash and non-cash compensation expenses incurred in connection with the hiring of the Company's CFO in January 2006, as well as stock options granted to the Company's employees, consultants and directors. In addition, the Company incurred increases in professional fees, including legal fees, accounting fees, recruiting fees and investor relations fees of $267. This increase is mainly due to increased legal fees associated with the preparation of the Company's Annual Report on Form 10-KSB for the year ended December 31, 2005, the preparation of the Company's Proxy Statement and the legal review of the increased business activity the Company.

         Other Income (Net). Other income (net) decreased by $11 (32%) during the three months ended March 31, 2006, over the comparable period of 2005. This decrease is primarily attributable to a decrease in dividend and interest income earned on funds received by the Company during the first quarter of 2005 from its private placements of Common Stock.

Liquidity and Capital Resources.

     Cash and cash equivalents were $2,106 and investments in marketable securities being held to maturity were $1,201 at March 31, 2006.

         The Company is still in the development stage and has not generated any operating revenues as of March 31, 2006. In addition, the Company will continue to incur net losses and cash flow deficiencies from operating activities for the foreseeable future. Management believes that, including the additional funds raised in May 2006 (see Note 4 to the financial statements), the Company's current resources will enable it to continue as a going concern through at least September 30, 2007.

         Although the Company believes that its resources are sufficient to complete a Phase I clinical trial for Parkinson's disease and a Phase I clinical trial for epilepsy, the Company's resources are not sufficient to allow it to perform all of the clinical trials required for drug approval and marketing, including a pivotal trial for Parkinson's disease. Accordingly, it will continue to seek additional funds through public or private equity offerings, debt financings or corporate collaboration and licensing arrangements. The Company does not know whether additional financing will be available when needed or, if available, will be on acceptable or favorable terms to it or its stockholders.

         Net cash used in operating activities was $727 for the three months ended March 31, 2006 as compared to $456 during the same period in 2005. The $271 increase in net cash used in operations was primarily due to a larger net loss of approximately $597 for the three months ended March 31, 2006. This increase was offset by $71 in adjustments to net loss for increased non-cash expenses, such as stock-based compensation expense, depreciation expense and amortization expense. The increase was also offset by adjustments to net loss due a net decrease in operating assets and liabilities in 2005 of $252.

         Net cash provided by investing activities during the three month period ended March 31, 2006 was $1,582 as compared to net cash used of $99 during the three months ended March 31, 2005. The difference is primarily due to the Company redeeming short term investments in the amount of $1,600 during the three months ended March 31, 2006.

         Net cash used in financing activities during the three months ended March 31, 2006 was $4 of capital lease obligations as compared to net cash provided by financing activities of $3,137 during the three months ended March 31, 2005. During the three months ended March 31, 2005, financing activities provided $3,137, principally from cash acquired in a private placement of the Company's common stock to a group of investors led by Merlin Biomed Group.

Recent Accounting Pronouncements

         Other than SFAS No. 123R (see Note 3(a) to the financial statments), no new accounting pronouncement issued or effective during the fiscal quarter has had or is expected to have a material impact on the financial statements.



                           FORWARD LOOKING STATEMENTS

         This document includes certain statements of the Company that may constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and which are made pursuant to the Private Securities Litigation Reform Act of 1995. These forward-looking statements and other information relating to the Company are based upon the beliefs of management and assumptions made by and information currently available to the Company. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events, or performance, as well as underlying assumptions and statements that are other than statements of historical fact. When used in this document, the words "expects," "anticipates," "estimates," "plans," "intends," "projects," "predicts," "believes," "may" or "should," and similar expressions, are intended to identify forward-looking statements. These statements reflect the current view of the Company's management with respect to future events and are subject to numerous risks, uncertainties, and assumptions. Many factors could cause the actual results, performance or achievements of the Company to be materially different from any future results, performance, or achievements that may be expressed or implied by such forward-looking statements, including, among other things:

               o the inability of the Company to raise additional funds, when needed, through public or private equity offerings, debt financings or additional corporate collaboration and licensing arrangements;

               o the inability of the Company to successfully complete the Phase I clinical trial for Parkinson's disease or to commence Phase I for temporal lobe epilepsy; and

               o the inability of the Company to successfully obtain or defend the intellectual property of its product candidates and technologies.

         Other factors and assumptions not identified above could also cause the actual results to differ materially from those set forth in the forward-looking statements. Additional information regarding factors which could cause results to differ materially from management's expectations is found in the section entitled "Risk Factors" contained in the Company's 2005 Annual Report on Form 10-KSB. Although the Company believes these assumptions are reasonable, no assurance can be given that they will prove correct. Accordingly, you should not rely upon forward-looking statements as a prediction of actual results. Further, the Company undertakes no obligation to update forward-looking statements after the date they are made or to conform the statements to actual results or changes in the Company's expectations.

Item 3 - Controls and Procedures

         (a) Disclosure Controls and Procedures. The Company's management, with the participation of the Company's President and Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the most recent quarterly period covered by this report. Based on such evaluation, the Company's President and Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company's disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act.

         (b) Changes in Internal Control Over Financial Reporting. The Company has made changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the first quarter of 2006 that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. The Company hired a Chief Financial Officer in January 2006, and his responsibilities include reviewing the accounting for all material matters affecting the Company, including reporting to its independent registered public accounting firm. The Company also retains an outside firm to review the Company's controls and procedures and assist the Company in determining any deficiencies and the steps needed to remediate such deficiencies.




PART II. OTHER INFORMATION

         None



Item 6. Exhibits

         See Exhibit Index

                                   Signatures


         Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                              NEUROLOGIX, INC.


May 15, 2006                /s/ Michael Sorell
                            ----------------------------------------------------
                            Michael Sorell
                            President and Chief Executive Officer
                            (as Principal Executive Officer)



May 15, 2006                /s/ Marc L. Panoff
                            ----------------------------------------------------
                            Marc L. Panoff
                            Chief Financial Officer and Treasurer
                           (as Principal Accounting Officer/
                            Principal Financial Officer)

                                  EXHIBIT INDEX

Exhibit No.  Exhibit
   10.1      Facilities Use Agreement,  dated as of April 18, 2006 by and between The Ohio State  University and Neurologix, Inc.**

   31.1      Rule  13a-14(a)/15d-14(a)  Certification of President and Chief Executive Officer (as Principal
             Executive Officer).**

   31.2      Rule  13a-14(a)/15d-14(a)  Certification of Chief Financial Officer and Treasurer (as Principal
             Accounting Officer/Principal Financial Officer).**

   32.1      Section 1350 Certification of Chief Executive Officer and Chief Financial Officer/Treasurer.**

----------
** Filed herewith