Form 10QSB
period 2006-06-30
NEUROLOGIX INC/DE
filed 2006-08-14
CIK 356591

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the quarter ended June 30, 2006

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ____ to ____


                        COMMISSION FILE NUMBER: 000-13347

                                NEUROLOGIX, INC.
              (Exact name of Small Business Issuer in its charter)


                    DELAWARE                           06-1582875
      --------------------------------------------------------------------
          (State or other jurisdiction of           I.R.S. Employer
          Incorporation or organization)          Identification No.)

        ONE BRIDGE PLAZA, FORT LEE, NEW JERSEY               07024
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

Indicate by checkmark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X].

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

         At August 10, 2006 there were outstanding 26,542,924 shares of the Registrant's Common Stock, $.001 par value.

Transitional Small Business Disclosure Format:  Yes [ ] No [X].

PART I. FINANCIAL INFORMATION

Item 1 - Financial Statements
    Condensed Balance Sheet (Unaudited)                                        1
    Condensed Statements of Operations (Unaudited)                             2
    Condensed Statements of Changes in Stockholders' Equity (Deficiency)
     (Unaudited)                                                               3
    Condensed Statements of Cash Flows (Unaudited)                             5
    Notes to Condensed Financial Statements (Unaudited)                        6

Item 2 - Management's Discussion and Analysis or Plan of Operation            12

Item 3 - Controls and Procedures                                              19

PART II. OTHER INFORMATION                                                    19

Item 2. - Unregistered Sales of Equity Securities and Use of Proceeds         19

Item 4. - Submission of Matters to a Vote of Security Holders                 19

Item 6. - Exhibits                                                            20

PART I. FINANCIAL INFORMATION

Item 1 - Financial Statements
-----------------------------

                                                  NEUROLOGIX, INC.
                                            (A Development Stage Company)
                                               CONDENSED BALANCE SHEET
                                                     (UNAUDITED)
                               (Amounts in thousands, except share and per share data)
                                                                                                         June 30,
                                                                                                           2006
                                                                                                     -----------------
ASSETS                                                                                                  (UNAUDITED)
Current assets:
  Cash and cash equivalents                                                                                 $8,746
  Investments in marketable securities held to maturity                                                      4,908
  Prepaid expenses and other current assets                                                                    892
                                                                                                     -----------------
   Total current assets                                                                                     14,546
Equipment, less accumulated depreciation of $293                                                               125
Intangible assets, less accumulated amortization of $103                                                       538
Other assets                                                                                                    14
                                                                                                     -----------------
   Total Assets                                                                                            $15,223
                                                                                                     =================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses                                                                     $1,197
  Capital lease obligations                                                                                      4
                                                                                                     -----------------
   Total liabilities                                                                                         1,201
                                                                                                     -----------------

Commitments and contingencies
Stockholders' equity:
  Preferred stock; 5,000,000 shares authorized:
      Series A - Convertible, $.10 par value; 300,000 shares designated, 645 shares issued and
      outstanding with an aggregate liquidation preference of $645                                               -
      Series B - $.10 par value; 4,000,000 shares designated, no shares issued and outstanding                   -
      Series C - Convertible, $.10 par value; 700,000 shares designated, 344,657 shares issued and
      outstanding with an aggregate liquidation preference of $12,149,242                                       34
  Common stock:
      $.001 par value; 60,000,000 shares authorized, 26,542,924 issued and outstanding                          27
Additional paid-in capital                                                                                  33,850
Deficit accumulated during the development stage                                                           (19,889)
                                                                                                     -----------------
   Total stockholders' equity                                                                               14,022
                                                                                                     -----------------
   Total Liabilities and Stockholders' Equity                                                              $15,223
                                                                                                     =================

                             See accompanying notes to the unaudited condensed financial statements.

                                                        NEUROLOGIX, INC.
                                                  (A Development Stage Company)
                                               CONDENSED STATEMENTS OF OPERATIONS
                                                           (UNAUDITED)
                                     (Amounts in thousands, except share and per share data)
                                                                                                               For the period
                                                                                                             February 12, 1999
                                                     Six Months                      Three Months           (inception) through
                                                   Ended June 30,                   Ended June 30,             June 30, 2006
                                         ---------------- ---------------- --------------- ---------------- --------------------
                                              2006             2005             2006            2005
                                         ---------------- ---------------- --------------- ---------------- --------------------
Operating expenses:
    Research and development                   $1,529           $1,313           $982            $876                 $9,002
    General and administrative expenses         1,746            1,269            776             775                  8,298
                                         ---------------- ---------------- --------------- --------------- ---------------------
Loss from operations                           (3,275)          (2,582)        (1,758)         (1,651)               (17,300)
                                         ---------------- ---------------- --------------- --------------- ---------------------

Other income (expense):
Dividend, interest and other income               128               93            104              58                    443
Interest expense-related parties                   (2)              (2)            (1)             (1)                  (411)
                                         ---------------- ---------------- --------------- --------------- ---------------------
     Other income, net                            126               91            103              57                     32
                                         ---------------- ---------------- --------------- --------------- ---------------------
Net loss                                       (3,149)          (2,491)        (1,655)         (1,594)              $(17,268)
                                                                                                                    =========
Preferred stock dividends and charge
   for accretion of beneficial
   conversion rights                           (2,771)               -         (2,771)              -
                                         ---------------- ---------------- --------------- ---------------
Net loss applicable to common stock           $(5,920)         $(2,491)       $(4,426)        $(1,594)
                                         ================ ================ =============== ===============

Net loss applicable to common stock
   per  share, basic and diluted              $ (0.22)         $ (0.10)       $ (0.17)        $ (0.06)
                                         ================ ================ =============== ===============

Weighted average common shares
   outstanding, basic and diluted             26,542,924       24,839,303      26,542,924      25,980,353
                                         ================ ================ =============== ===============


                                                        NEUROLOGIX, INC.
                                                  (A Development Stage Company)
                              CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)
                         FOR THE PERIOD FROM FEBRUARY 12, 1999 (DATE OF INCEPTION) THROUGH JUNE 30, 2006
                                                           (UNAUDITED)
                                            (Amounts in thousands, except share data)
                                                                                                       Deficit
                                                                                                     Accumulated
                                                      Common Stock        Additional                 During the
                                                 -----------------------   Paid-in      Unearned     Development
                                                   Shares      Amount      Capital    Compensation      Stage         Total
                                                 ------------ ---------- ----------- -------------- ------------- ----------------
Sale of Common Stock to founders                   6,004,146      $0           $4              $-            $-             $4
Net loss                                                   -       -            -               -          (328)          (328)
                                                 ------------ ---------- ----------- -------------- ------------- ----------------
Balance, December 31, 1999                         6,004,146       0            4               -          (328)          (324)
Net loss                                                   -       -            -               -        (1,055)        (1,055)
                                                 ------------ ---------- ----------- -------------- ------------- ----------------
Balance, December 31, 2000                         6,004,146       0            4               -        (1,383)        (1,379)
Stock options granted for services                         -       -            9               -             -              9
Common Stock issued for intangible
assets at $0.09 per share                            259,491       -           24               -             -             24
Net loss                                                   -       -            -               -          (870)          (870)
                                                 ------------ ---------- ----------- -------------- ------------- ----------------
Balance, December 31, 2001                         6,263,637       0           37               -        (2,253)        (2,216)
Retirement of founder shares                         (33,126)      -            -               -             -              -
Common Stock issued pursuant to
license agreement at $1.56 per share                 368,761       -          577            (577)            -              -
Private placement of Series B Convertible
Preferred Stock                                            -       -        2,613               -             -          2,613
Amortization of unearned compensation                      -       -            -              24             -             24
Net loss                                                   -       -            -               -        (1,310)        (1,310)
                                                 ------------ ---------- ----------- -------------- ------------- ----------------
Balance, December 31, 2002                         6,599,272       0        3,227            (553)       (3,563)          (889)
Sale of Common Stock                                 276,054       0           90             (89)            -              1
Amortization of unearned compensation                      -       -            -             164             -            164
Net loss                                                   -       -            -               -        (2,274)        (2,274)
                                                 ------------ ---------- ----------- -------------- ------------- ----------------
Balance, December 31, 2003                         6,875,326       0        3,317            (478)       (5,837)        (2,998)
Conversion of note payable to Common Stock
at $2.17 per share                                 1,091,321       1        2,371               -             -          2,372
Conversion of mandatory redeemable preferred
stock to Common Stock                              6,086,991       6          494               -             -            500
Conversion of Series B Convertible Preferred
Stock to Common Stock                              1,354,746       1           (1)              -             -              -
Effects of reverse acquisition                     7,103,020      14        5,886               -             -          5,900
Amortization of unearned compensation                      -       -            -             202             -            202
Stock options granted for services                         -       -           42             (42)            -              -
Exercise of stock options                             10,000       -           15               -             -             15
Net loss                                                   -       -            -               -        (2,937)        (2,937)
                                                 ------------ ---------- ----------- -------------- ------------- ----------------
Balance, December 31, 2004                        22,521,404      22       12,124            (318)       (8,774)         3,054
Sale of Common Stock through private placement
at an average price of $1.30 per share             2,473,914       4        3,062               -             -          3,066
Sale of Common Stock at an average price of
$1.752 per share and warrants to Medtronic         1,141,552       1        2,794               -             -          2,795
Amortization of unearned compensation                      -       -            -             825             -            825
Stock options granted for services                         -       -        1,305          (1,305)            -              -
Exercise of stock options                            406,054       -          127               -             -            127
Net loss                                                   -       -            -               -        (5,345)        (5,345)
                                                 ------------ ---------- ----------- -------------- ------------- ----------------
Balance, December 31, 2005                        26,542,924      27       19,412            (798)      (14,119)         4,522
Sale of 342,857 shares of Series C Preferred
Stock with a par value of $34 through private
placement at a price of $35.00 per share                   -       -       11,578               -             -         11,612
Fair value of beneficial conversion rights
issued in connection with issuance of Series C
Preferred Stock                                            -       -        2,621               -             -          2,621
Accretion of fair value of beneficial
conversion charge                                          -       -            -               -        (2,621)        (2,621)
Share-based compensation expense                           -       -          550               -             -            550
Effects of adoption of SFAS 123R                           -       -         (311)            798             -            487
Net loss                                                   -       -            -               -        (3,149)        (3,149)
                                                 ------------ ---------- ----------- -------------- ------------- ----------------
Balance, June 30, 2006                            26,542,924     $27      $33,850            $  -      $(19,889)       $14,022
                                                 ============ ========== =========== ============== ============= ================


                             See accompanying notes to the unaudited condensed financial statements.

                                                     NEUROLOGIX, INC.
                                               (A Development Stage Company)
                                            CONDENSED STATEMENTS OF CASH FLOWS
                                                        (UNAUDITED)
                                                  (Amounts in thousands)
                                                                                      Six Months               For the period
                                                                                     Ended June 30,           February 12, 1999
                                                                             -------------------------------  (inception) through
                                                                                   2006          2005            June 30, 2006
                                                                             --------------- --------------- --------------------
Operating activities:
  Net loss                                                                         $(3,149)     $(2,491)             $(17,268)
Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation                                                                       31           39                   299
     Amortization                                                                       21           13                   122
     Stock options granted for services                                                  -            -                     9
     Impairment of intangible assets                                                     -           89                   148
     Amortization of non-employee share-based compensation                             289          427                 1,503
     Share-based employee compensation                                                 362            -                   362
     Non-cash interest expense                                                           -            2                   378
     Changes in operating assets and liabilities

       (Increase) decrease in prepaid expenses and other current assets                270          (42)                   89
       Increase  in accounts payable and accrued expenses                              314            -                 1,136
                                                                             --------------- --------------- --------------------
          Net cash used in operating activities                                     (1,862)       (1,963)             (13,222)
                                                                             --------------- --------------- --------------------
Investing activities:
   Security deposits paid                                                                -             -                   (7)
   Purchases of equipment                                                              (12)          (32)                (310)
   Additions to intangible assets                                                     (125)         (123)                (778)
   Purchases of marketable securities                                               (4,914)       (3,597)             (17,587)
   Proceeds from maturities of marketable securities                                 2,800         1,200               12,673
                                                                             --------------- --------------- --------------------
          Net cash used in investing activities                                     (2,251)       (2,552)              (6,009)
                                                                             --------------- --------------- --------------------
Financing activities:
   Proceeds from note payable                                                            -             -                1,100
   Borrowings from related party                                                         -             -                2,000
   Cash acquired in Merger                                                               -             -                5,413
   Merger-related costs                                                                  -             -                 (375)
   Payments of capital lease obligations                                                (8)          (16)                (101)
   Proceeds from exercise of stock options                                               -           112                  147
   Proceeds from issuance of common stock and warrants                                   -         5,066                5,066
   Proceeds from issuance of preferred stock                                        11,612             -               14,727
                                                                             --------------- --------------- --------------------
          Net cash provided by financing activities                                 11,604         5,162               27,977
                                                                             --------------- --------------- --------------------
Net increase in cash and cash equivalents                                            7,491           647                8,746
Cash and cash equivalents, beginning of period                                       1,255         1,122                    -
                                                                             --------------- --------------- --------------------
Cash and cash equivalents, end of period                                            $8,746        $1,769               $8,746
                                                                             =============== =============== ====================

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

                  The Company incurred net losses of $3,149, $2,491 and $17,268 and negative cash flows from operating activities of $1,862, $1,963 and $13,222 for the six months ended June 30, 2006 and 2005 and for the period from February 12, 1999 (inception) to June 30, 2006, respectively. The Company expects that it will continue to incur net losses and cash flow deficiencies from operating activities for the foreseeable future.

                  As of June 30, 2006, the Company had cash and cash equivalents and short-term investments in marketable securities of $13,654. On May 10, 2006, the Company completed a private placement of a new series of preferred stock, resulting in gross proceeds to the Company of $12,000 (see Note 4). Management believes that, as a result of this offering, the Company's current resources will enable it to continue as a going concern through at least September 30, 2007. Although the Company believes that its resources are sufficient to complete a follow-on trial for Parkinson's disease and to complete a Phase I clinical trial for epilepsy, the Company's resources are not sufficient to allow it to perform all of the clinical trials required for drug approval and marketing. Accordingly, it will, from time to time, continue to seek additional funds through public or private equity offerings, debt financings or corporate collaboration and licensing arrangements. The Company does not know whether additional financing will be available when needed, or if available, will be on acceptable or favorable terms to it or its stockholders.

(2)      Basis of presentation

                  The accompanying unaudited condensed financial statements of the Company should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2005 (the "10-KSB") filed with the Securities and Exchange Commission (the "SEC") on March 31, 2006. The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial information and in accordance with the instructions to Form 10-QSB and the rules and regulations of the SEC. Accordingly, since they are interim statements, the accompanying financial statements do not include all of the information and notes required by GAAP for complete financial statement presentation. In the opinion of management, the interim financial statements reflect all adjustments consisting of normal, recurring adjustments that are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. Interim results are not necessarily indicative of results for a full year.
                  Certain prior period amounts have been reclassified to conform to the current period presentation.

(3)      Summary of Significant Accounting Policies

         (a)      Stock-Based Compensation:

                  At June 30, 2006, the Company had one active share-based employee compensation plan. Stock option awards granted from this plan are granted at the fair market value on the date of grant, and vest over a period determined at the time the options are granted, ranging from one to five years, and generally have a maximum term of ten years. Certain options provide for accelerated vesting if there is a change in control (as defined in the plans). When options are exercised, new shares of the Company's common stock (the "Common Stock") are issued.

                  At the Company's Annual Meeting of Stockholders held on May 9, 2006, the Company's 2000 Stock Option Plan was amended to increase the number of shares that may be issued pursuant thereto from 1,300,000 to 3,800,000 shares.

                  Prior to January 1, 2006, the Company accounted for share-based employee compensation, including employee stock options, using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related Interpretations ("APB Opinion No. 25"). Under APB Opinion No. 25, no compensation cost was recognized for stock options granted with an exercise price equal to or greater than the market price and disclosure was made regarding the pro forma effect on net earnings assuming compensation cost had been recognized using a fair-value method in accordance with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123").

                  Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123R "Share-based Payment" ("SFAS No. 123R") for employee stock options and other share based compensation using the modified prospective method. No share-based employee compensation cost had been reflected in net loss prior to the adoption of SFAS No. 123R. Results for prior periods have not been restated.

                  Under SFAS 123R, the total value of the stock option awards is expensed ratably over the service period of the employees receiving the awards. As of June 30, 2006, total unrecognized compensation cost related to stock option awards was approximately $460 and the related weighted-average period over which it is expected to be recognized is approximately 3.1 years.

                  A summary of option activity as of June 30, 2006 and changes during the six months then ended is presented below:

------------------------------------ -------------------- ----------------- ---------------------- -------------------
                                                                               Weighed-Average
                                                             Weighted-            Remaining
                                                              Average         Contractual Term         Aggregate
              Options                   Shares (000)       Exercise Price          (years)          Intrinsic Value
------------------------------------ -------------------- ----------------- ---------------------- -------------------
Outstanding at January 1, 2006                     2,225             $1.25
------------------------------------ -------------------- ----------------- ---------------------- -------------------
Granted                                              635             $1.77
------------------------------------ -------------------- ----------------- ---------------------- -------------------
Exercised                                              -                 -
------------------------------------ -------------------- ----------------- ---------------------- -------------------
Forfeited or expired                                   -                 -
------------------------------------ -------------------- ----------------- ---------------------- -------------------
Outstanding at June 30, 2006                       2,860             $1.36                   6.30                $367
                                                   =====             =====                   ====                ====
------------------------------------ -------------------- ----------------- ---------------------- -------------------
Exercisable at June 30, 2006                       2,172             $1.31                   5.39                $295
                                                   =====             =====                   ====                ====
------------------------------------ -------------------- ----------------- ---------------------- -------------------

                  The weighted-average grant-date fair value of options granted during the six months ended June 30, 2006 was $1.77.

                  The fair value of each stock option award is estimated under SFAS No. 123R and was estimated under SFAS No. 123 on the date of the grant using the Black-Scholes option pricing model based on the assumptions noted in the following table. Expected volatility is based on historical volatility of the Common Stock. The Company does not currently anticipate any exercises or terminations for valuation purposes. The risk-free rate is based on the five year U.S. Treasury security rate. The expected term of the options is based on historical data and judgment regarding market trends and factors.

                                                 Six Months Ended June 30,
                                              --------------------------------
                                                    2006             2005
                                              ---------------- ---------------
            Expected option term (years)               5                5
            Risk-free interest rate (%)            5.01%            3.74%
            Expected volatility (%)                  87%             103%
            Dividend yield (%)                        0%               0%

                  The following table illustrates the pro-forma effect on net loss and net loss applicable to common stock per share as if the Company had applied the fair value recognition provisions of SFAS No. 123 to all outstanding stock option awards for the period presented prior to the Company's adoption of SFAS No. 123R:

---------------------------------------------------------------------- ----------------------- -----------------------
                                                                       Six Months Ended June     Three Months Ended
                                                                              30, 2005             June 30, 2005
---------------------------------------------------------------------- ----------------------- -----------------------

---------------------------------------------------------------------- ----------------------- -----------------------
Net loss, as reported                                                           (2,491)                 (1,594)
---------------------------------------------------------------------- ----------------------- -----------------------
Add:  Total stock-based employee compensation expense included in
reported net loss                                                                  272                     272
---------------------------------------------------------------------- ----------------------- -----------------------
Deduct: Total stock-based employee compensation expense determined
     under fair value based method                                                (701)                   (625)
---------------------------------------------------------------------- ----------------------- -----------------------
Pro-forma net loss                                                             $(2,920)                $(1,947)
---------------------------------------------------------------------- ======================= =======================
Net loss applicable to common stock per share:
---------------------------------------------------------------------- ----------------------- -----------------------
Basic and diluted as reported                                                   $(0.10)                 $(0.06)
---------------------------------------------------------------------- ======================= =======================
Basic and diluted pro-forma                                                     $(0.12)                 $(0.07)
---------------------------------------------------------------------- ======================= =======================

         (b)      Basic and Diluted Net Loss Per Common Share:

                  Basic net loss per common share excludes the effects of potentially dilutive securities and is computed by dividing net loss applicable to common stock by the weighted average number of common shares outstanding for the period. Net loss applicable to common stock includes the value of dividends on preferred stock whether or not declared and the amortization of the fair value of any beneficial conversion rights issued with preferred stock. Diluted net income or loss per common share is adjusted for the effects of assuming the conversion or exercise of convertible securities, options, warrants and other potentially dilutive financial instruments only in the periods in which such effects would have been dilutive.

                  The following securities were not included in the computation of diluted net loss per share because to do so would have had an anti-dilutive effect for the periods presented:

                                                            June 30,
                                                 -----------------------------
                                                     2006           2005
                                                 -------------- --------------
        Stock options                                2,860,220      2,235,220
        Warrants                                     3,131,985      1,519,056
        Series A Convertible Preferred Stock               645            645
        Series C Convertible Preferred Stock           344,657              -

(4)      Private Placements

                  On May 10, 2006, the Company issued and sold 342,857 shares of a newly created series of preferred stock, par value $.10 per share (the "Series C Preferred Stock"), at a price of $35.00 per share, or a total of approximately $12,000, to General Electric Pension Trust, DaimlerChrysler Corporation Master Retirement Trust and certain funds managed by ProMed Management, LLC in a private placement transaction. The shares of Series C Preferred Stock are currently convertible into 19.66 shares of Common Stock per share, or 6,741,570 shares of Common Stock in the aggregate. The Series C Preferred Stock is not redeemable by the Company and upon a liquidation event (such as a liquidation, a merger or a sale of substantially all of the Company's assets), the holders of Series C Stock will be entitled to receive a per share amount equal to the greater of: (i) $35 plus unpaid dividends or (ii) the amount payable upon conversion to Common Stock.

                  The Series C Preferred Stock will accrue cumulative dividends at a rate of 9% per annum, payable in quarterly installments in shares of Series C Preferred Stock. As of June 30, 2006, the Company paid dividends by issuing approximately 1,800 shares of Series C Preferred Stock with a fair value of $64.

                  The Series C Preferred Stock will automatically be converted into shares of Common Stock upon the first public offering of the Company's securities that results in gross proceeds of at least $50,000,000 or upon the written consent of holders of at least 70% of the outstanding shares of Series C Preferred Stock.

                  Each share of Series C Preferred Stock will be entitled to a number of votes per share equal to the number of shares of underlying Common Stock. As long as the Series C Preferred Stock comprises at least 5% of the Company's outstanding securities, the Company may not create any new class of stock that is pari passu with or senior to the Series C Preferred Stock without the consent of the holders of at least 70% of the Series C Preferred Stock.

                  The Series C Preferred Stock's conversion rate will be adjusted if the Company issues Common Stock (or convertible securities) at a price per share that is less than $1.55. There is no termination date for this anti-dilution protection. The Series C Preferred Stock is also subject to customary adjustment for stock splits and reverse splits, and corporate transactions such as mergers and reorganizations.

                  In connection with the sale of the Series C Preferred Stock, the Company also issued warrants to purchase approximately 2,224,719 shares of Common Stock at an exercise price of $2.05 per share that expire on May 10, 2013. The Company initially computed the fair value of the warrants using the Black-Scholes option pricing model and then used the relative fair value method to allocate the proceeds from the offering to the warrants and the Series C Preferred Stock. As a result of that allocation, the value of the common shares issuable upon the conversion of the Series C Preferred Stock as of the date of issuance (the amount for which the shares could have been sold) exceeded the proceeds from the offering allocable to the Series C Preferred Stock by $2,621. This amount represented the value of beneficial conversion rights which was immediately accreted. The related charge is reflected in the accompanying condensed statements of operations for the three and six months ended June 30, 2006 as an increase in the net loss for the purposes of determining the net loss applicable to common stock in each of those periods.

                  The purchasers of the Series C Preferred Stock, among other things, have certain demand and piggyback registration rights with respect to the Common Stock underlying the Series C Preferred Stock and warrants.

(5)      Other Agreements

                  The Company expects to enter into a Sponsored Research Agreement with The Ohio State University Research Foundation ("OSURF") which will provide for research covering the development of gene therapy approaches to neurodegenerative disorders, including Parkinson's disease, epilepsy, Huntington's disease, Alzheimer's disease, as well as gene therapy approaches to pain, stroke neurovascular diseases and other research (the "Research Project").

                  This sponsored research will be funded by the Company and will be conducted under the direction of Dr. Matthew J. During, one of the Company's scientific co-founders. The initial term of this agreement is 18 months, and may be mutually extended for additional 18-month periods. The Company will be required to pay OSURF a fee of $250 over the initial 18-month term. The Company will have first right to negotiate with OSURF, on reasonably commercial terms, for an exclusive, worldwide right and license for commercial products embodying inventions conceived under the Research Project with the assistance of employees of OSURF. The Company's execution of the Research Agreement is conditioned on receipt by it of an approval from OSU (as hereafter defined) allowing Dr. During's services to continue under his consulting agreement with the Company.

                  On the understanding that OSURF and the Company would execute the Research Agreement, the Company, on April 18, 2006, entered into a Facility Use Agreement as well as Visiting Scientist Agreements with The Ohio State University ("OSU"), all of which allow our scientists to access and use OSU's laboratory facilities and certain equipment to perform their research. The term of the Facility Use Agreement is four years, subject to certain earlier termination provisions. The Company paid OSU an initial amount of $23, representing prepaid rent for the first year of such Agreement. Unless sooner terminated, the Company will pay an additional $70 over the remaining three years of such Agreement.

                  The Company may need to review and change its arrangements with OSU and OSURF absent consummation of the Research Agreement. Any such change may have a material adverse impact on the Company.

(6)      Subsequent Events


         Management Changes

         Effective July 10, 2006, Dr. Christine V. Sapan was appointed as
Senior Vice President, Chief Development Officer of the Company. Dr. Sapan's initial base annual salary is $225 and she is eligible to receive a discretionary annual bonus, with a target bonus of 40% of her annual salary. On July 17, 2006, Dr. Sapan received options to purchase 250,000 shares of Common Stock at an exercise price of $1.20 per share, which vest over three years. The Company will recognize an annual non-cash compensation charge of $87 as a result of this option grant.

         Effective July 17, 2006, Dr. Michael Sorell resigned as the President and Chief Executive Officer. In connection with such resignation, the Company and Dr. Sorell have entered into a Separation Agreement. This agreement provided for such resignation effective July 17, 2006. Dr. Sorell will continue as a director of the Company, without further compensation.

         The Company will pay Dr. Sorell severance of $185, payable in equal semi-monthly installments through September 30, 2007.

         The agreement provides for the immediate vesting of Dr. Sorell's stock options. Such options will terminate upon the later of (i) the 15th day following the date on which Dr. Sorell ceases to be a director of the Company or
(ii) December 31st of the calendar year during which Dr. Sorell ceases to be a director of the Company. The Company expects to recognize a non-cash compensation charge of $225 in the third quarter of 2006 as a result of the accelerated vesting of and the extension of the exercise period for Dr. Sorell's stock options.

         Effective July 17, 2006, John E. Mordock, a director of the Company, was appointed as the President and Chief Executive Officer. Mr. Mordock is paid an annual base salary of $200. He is eligible to receive a bonus based upon his performance and the Company's achievement of its goals, with a target bonus of 25%. On July 19, 2006, Mr. Mordock received options to purchase 250,000 shares of Common Stock, with an exercise price of $1.30 per share, all of which vested on the grant date. The Company expects to recognize a non-cash compensation charge of $283 in the third quarter of 2006 as a result of the option grant.

         Sublicense Agreement

         The Company entered into a Sublicense Agreement (the "Sublicense Agreement"), effective as of August 4, 2006, with Diamyd Therapeutics AB, a subsidiary of Diamyd Medical, AB ("Diamyd"), a company organized under the laws of Sweden. Pursuant to the Sublicense Agreement, Diamyd granted to the Company a non-exclusive worldwide license to certain patent rights and technical information for the use of a gene version of glutamic acid decarboxylase (GAD) 65 in connection with the gene therapy treatment of Parkinson's disease as conducted by the Company during its Phase I clinical trial. Diamyd is the exclusive licensee of such patent rights owned by the Regents of the University of California, Los Angeles, which has approved the Sublicense Agreement. Pursuant to the Sublicense Agreement, the Company will pay Diamyd an initial fee of $500 and will pay annual license maintenance fees of $75 beginning on January 1, 2008 through the term of the agreement as provided for in the Sublicense Agreement. Additionally, the Company will make certain milestone and royalty payments to Diamyd. The Sublicense Agreement is terminable at any time by the Company upon 90 days' notice.

Item 2 - Management's Discussion and Analysis or Plan of Operation
------------------------------------------------------------------

                  The following discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the Company's unaudited financial statements and related notes included in this quarterly report on Form 10-QSB (this "Quarterly Report") and the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2005 filed with the SEC on March 31, 2005. Operating results are not necessarily indicative of results that may occur in future periods. All amounts in this Item 2 are in thousands.

Business Overview

                  The Company is a development stage company that is engaged in the research and development of proprietary treatments for disorders of the brain and central nervous system using gene therapy and other innovative therapies. These treatments are designed as alternatives to conventional surgical and pharmacological treatments.

                  To date, the Company has not generated any operating revenues and has incurred annual net losses. From inception through June 30, 2006 the Company had an accumulated deficit of $20,057, and it expects to incur additional losses in the foreseeable future. The Company recognized net losses of $3,149 for the six months ended June 30, 2006, and $2,491 for the six months ended June 30, 2005. The increase in net loss is primarily due to increased expenditures related to the progress of the Company's research and development programs in Parkinson's disease and epilepsy, and the expanded administrative infrastructure needed to support that progress.

                  Since its inception, the Company has financed its operations primarily through sales of its equity and debt securities. From inception through June 30, 2006, the Company received net offering proceeds from private sales of equity and debt securities, proceeds from a reverse merger in February 2004 (the "Merger") and proceeds from certain other financing activities totaling approximately $27,977 in the aggregate. This aggregate amount includes the net proceeds of $11,612 received by the Company, on May 10, 2006, from a private placement of its Series C Preferred Stock (see Note 4 to the financial statements). Although its costs of administration and public company compliance have increased this year, the Company has devoted a significant portion of its capital resources to the research and development of its products.

                  The Company's primary efforts are directed to develop therapeutic products (i) to meet the needs of patients suffering from Parkinson's disease and (ii) the needs of patients suffering from a type of human epilepsy known as temporal lobe epilepsy or "TLE."

         Parkinson's Disease

                  In September 2005, the Company presented preliminary data on the first 7 subjects in its Phase I clinical trial of gene therapy for Parkinson's disease, analyzed at one year following their surgery. Based on this preliminary data, the treatment appears to be safe and well-tolerated in advanced Parkinson's disease, with no evidence of adverse effects or immunologic reaction related to the study treatment. The data showed a statistically significant benefit in both the PET scans and clinical scores for these patients. In May 2006, all 12 subjects had been monitored for one year following their surgery. The Company is in the process of completing its evaluation of such patients, and of filing its results with the FDA. Subject to concurrence by the FDA, the Company plans to commence a follow-on clinical trial in preparation for its planned pivotal trial. The trial will be designed, among other things, to test the treatment bilaterally, determine the proper dosing and test the catheter system developed by Medtronic pursuant to its development agreement with the Company. The Company plans to commence the follow-on trial in the first quarter of 2007 (For further information, see "Plan of Operation" below).

                  Since February 2005, the Company has maintained the direct costs associated with its Parkinson's project, including research fees, license fees and pre-clinical and clinical study costs. For the six months ended June 30, 2006 and 2005, the Company has incurred $326 and $383 of these costs, respectively. The decrease is primarily due to a reduction in Phase I clinical trial costs of $312. The Phase I clinical trial was nearing completion during the first six months of 2006. This decrease was offset by a $255 increase in costs during the six months ended June 30, 2006, associated with the manufacturing of product to be used in the Company's planned follow-on and pivotal trials.

         Epilepsy

                  In October 2004, motivated by encouraging rodent studies, the Company entered into an agreement with Universidad Federal de Sao Paolo to commence a non-human primate study for evaluating the toxicity of using its NLX technology in the brain for the treatment of epilepsy. The Company's approach is based on the use of the non-pathogenic AAV vector, delivered using standard neurosurgical techniques. All studies were completed in November 2005 and a detailed analysis of the rodent studies was presented in December 2005. Results showed that Neuropeptide Y (NPY) gene transfer reduces spontaneous seizures in an in vivo model of epilepsy and positively influences the fundamental biological process which leads to a chronically epileptic state. The Company plans to commence a Phase I clinical trial for its epilepsy product in the fourth quarter of 2006.

                  Since the date of the Merger, the Company has maintained the direct costs associated with its epilepsy project, including research fees, license fees and pre-clinical and clinical study costs. For the six months ended June 30, 2006 and 2005, the Company has incurred $36 and $23 of these costs, respectively. The increase is primarily due to costs of obtaining and organizing pre-clinical study data in preparation for the Company's expected IND filing for a Phase I clinical trial in the fourth quarter of 2006.

         Other Therapies

                  The Company will also continue its efforts in developing therapies to treat Huntington's disease and other neurodegenerative disorders under its research agreement with Cornell under the direction of Dr. Michael G. Kaplitt and one scientist currently on the Company's staff, as well as in the new laboratory facility that it has established in April 2006 at Ohio State University under the direction of Dr. Matthew J. During and two scientists currently on the Company's staff (see Note 5 - Other Agreements).

         Recent Developments

         Effective July 10, 2006, the Company hired Dr. Christine V. Sapan as Senior Vice President, Chief Development Officer of the Company. Dr. Sapan's role will be to lead the Company's clinical, regulatory and manufacturing efforts. Effective July 17, 2006, Dr. Michael Sorell resigned as the President and Chief Executive Officer of the Company. Dr. Sorell will continue as a director of the Company. Effective July 17, 2006, John E. Mordock, a director of the Company, was appointed as the President and Chief Executive Officer of the Company (see Note 6 - Subsequent Events; Management Changes).

Plan of Operation

         Parkinson's Disease

                  Subject to completion of the evaluations of patients in its Phase I clinical trial, the Company currently plans to conduct one or more follow-on trials prior to conducting a pivotal trial for the treatment of Parkinson's disease. The Company estimates that the follow-on trials will be completed in the second half of 2007 at an estimated cost of approximately $1,500. The scope and timing of such trials will, in large part, depend upon FDA concurrence and the successful consummation of certain license arrangements.

                  The Company will also take steps to move toward a pivotal trial for treatment of Parkinson's disease, and hopes to be in a position to file its protocol with the FDA during the first quarter of 2008. The Company estimates that the pivotal trial will be completed in 2009 at an estimated cost of between $15,000 and $20,000.

                  If the project progresses on or near schedule, the Company believes that it can eventually file for FDA approval for its Parkinson's product either in 2010 or 2011 and the estimated costs to reach that milestone are expected to be between $15,000 and $25,000.

         Epilepsy

                  The Company also intends to focus its efforts on advancing its product development for the treatment of epilepsy and to file an IND for a Phase I clinical trial in the fourth quarter of 2006. The Company expects the cost of such trial to amount to approximately $750. The scope and timing of such trial will, in large part, depend upon, FDA concurrence and the successful completion of certain license arrangements.

                  The Company currently expects that, if the project progresses and certain other conditions are met, it can file for FDA approval for its epilepsy product by 2011, and the estimated costs to reach that milestone are currently expected to be between $15,000 and $25,000.

                  The Company has also recently undertaken efforts to develop gene therapy for the treatment of Huntington's disease, with a goal of advancing towards an initial Phase I clinical trial within the next 3 years.

                  Over the next 12 months, in addition to its normal recurring expenditures, the Company expects to spend approximately: $2,900 in capital expenditures and related expenses to scale up its manufacturing capabilities for the supply of product for its projected Parkinson's pivotal trial; $1,600 in research and licensing fees; $1,500 in additional follow-on clinical trial expenses with regard to its Parkinson's treatment; $680 in Phase I clinical trial expenses with regard to its epilepsy product and $1,500 in costs associated with operating as a publicly traded company, such as legal fees, accounting fees, insurance premiums, stock market listing fees and investor and public relations fees.

                  The Company has taken steps to improve and increase its technical and administrative staff. In January 2006, it hired a Chief Financial Officer ("CFO") and, in July 2006, it hired a Chief Development Officer.

Results of Operations

         Three Months Ended June 30, 2006 Compared to the Three Months Ended June 30, 2005

                  Revenues. The Company did not generate any operating revenues during the three months ended June 30, 2006 and 2005.

                  Costs and Expenses.

                  Research and Development. Research and development expenses increased by $106 during the three months ended June 30, 2006 to $982 as compared to $876 during the same period in 2005. The increase is due in part to costs incurred by the Company in 2006 of $255 in connection with the manufacturing of products to be used in the Company's planned follow-on and pivotal Parkinson's trials, and due to a $189 increase in costs for the cash and non-cash compensation and travel of Company scientists and scientific consultants. These increases were offset by a reduction, from the prior comparable period, in costs of $135 due to the winding down of the treatment of patients as part of the Company's Phase I clinical trial for Parkinson's disease. The Company also benefited by a reduction in or elimination of costs associated with various development or license agreements which were incurred in the three months ended June 30, 2005. In such prior period, the Company incurred costs of $87 related to license fees associated with a development agreement and stock purchase agreement entered into with Medtronic International, $94 under a research agreement with Auckland Uniservices, Ltd., and $75 under a license agreement with KEIO University.

                  General and Administrative. General and administrative expenses increased by $1 to $776 during the three months ended June 30, 2006, as compared to $775 during the comparable period in 2005. The increase in 2006 is primarily related to a $35 increase in professional fees, including legal fees, accounting fees, recruiting fees and investor relations fees, offset by a reduction of $43 in costs for the cash and non-cash compensation and travel of Company employees, directors and business consultants.

                  Other Income, Net. Other income, net increased by $46 during the three months ended June 30, 2006, over the comparable period of 2005. This increase is primarily attributable to an increase in interest income earned on funds received by the Company during the second quarter of 2006 from its private placement of Preferred Stock.

Six Months Ended June 30, 2006 Compared to the Six Months Ended June 30, 2005

         Revenues. The Company did not generate any operating revenues during the six months ended June 30, 2006 and 2005.

         Costs and Expenses.

         Research and Development. Research and development expenses increased by $179 during the six months ended June 30, 2006 to $1,529 as compared to $1,313 during the same period in 2005. The increase is, in part, due to $255 in costs incurred in 2006 associated with the manufacturing of product to be used in the Company's planned follow-on and pivotal trials. The increase is also due to $277 in increased costs for the compensation and travel of Company scientists and scientific consultants, and $40 in increased costs related to license fees associated with a development agreement and stock purchase agreement entered into with Medtronic International. These increases were offset by a reduction, from the prior comparable period of $330 due to the winding down of the treatment of patients as part of the Company's Phase I clinical trial for Parkinson's disease. The Company also benefited from the elimination of $94 in costs, incurred in the six months ended June 30, 2005, under a research agreement with Auckland Uniservices, Ltd.

         General and Administrative. General and administrative expenses increased by $477 to $1,746 during the six months ended June 30, 2006, as compared to $1,269 during the comparable period in 2005, in part due to increased professional fees, including legal fees, accounting fees, recruiting fees and investor relations fees of $306. This increase is due to increased recruiting fees associated with the hiring of the Company's Chief Financial Officer and Chief Development Officer, as well as increased legal and accounting fees associated with the preparation of the Company's Annual Report on Form 10-KSB for the year ended December 31, 2005 and the preparation of the Company's annual meeting proxy statement.

         In addition, G&A was higher due to increased cash and non-cash compensation expenses to employees, directors and consultants of $205 during the six months ended June 30, 2006 as a result of the hiring of the Company's Chief Financial Officer in January 2006, as well as additional administrative staff and consultants in the first half of 2005.

         Other Income, Net. Other income, net increased by $35 during the six months ended June 30, 2006 over the comparable period of 2005. This increase is a result of increased interest income earned on funds received by the Company during the second half of 2006 from its private placement of Preferred Stock.

Liquidity and Capital Resources.

         Cash and cash equivalents were $8,746 and investments in marketable securities being held to maturity were $4,908 at June 30, 2006.

         The Company is still in the development stage and has not generated any operating revenues as of June 30, 2006. In addition, the Company will continue to incur net losses and cash flow deficits from operating activities for the foreseeable future. Management believes that, including the additional funds raised in May 2006 through the sale of preferred stock and warrants (see Note 4 to the financial statements), the Company's current resources will enable it to continue as a going concern through at least September 30, 2007.

         Although the Company believes that its resources are sufficient to complete a planned follow-on trial for Parkinson's disease and a Phase I clinical trial for epilepsy, the Company's resources are not sufficient to allow it to perform all of the clinical trials required for drug approval and marketing, including a pivotal trial for Parkinson's disease. Accordingly, it will continue to seek additional funds through public or private equity offerings, debt financings or corporate collaboration and licensing arrangements. The Company does not know whether additional financing will be available when needed or, if available, will be on acceptable or favorable terms to it or its stockholders.

         Net cash used in operating activities was $1,862 for the six months ended June 30, 2006 as compared to $1,963 during the same period in 2005. The $101 decrease in net cash used in operations was primarily due to a decrease in net operating assets of $552, offset by an increase in cash expenses of $451 related to the progress of the Company's research and development programs in Parkinson's disease and epilepsy and the expanded administrative infrastructure needed to support that progress.

         Net cash used in investing activities during the six months ended June 30, 2006 was $2,251 as compared to net cash used of $2,552 during the six months ended June 30, 2005. The difference is primarily due to an increase in net purchases of short-term investments in the amount of $283 during the six months ended June 30, 2006.

         Net cash provided by financing activities during the six months ended June 30, 2006 was $11,604 as compared to $5,162 during the six months ended June 30, 2005. During the six months ended June 30, 2006, the Company completed a private placement of its Series C Preferred Stock to investors led by General Electric Pension Trust and Daimler Chrysler Corporation Master Retirement Trust that yielded $11,612 in net proceeds (See Note 4). During the six months ended June 30, 2005, the Company completed a private placement of its Common Stock to a group of investors led by Merlin Biomed Group that yielded $5,066 in net proceeds.

Recent Accounting Pronouncements

         Other than SFAS No. 123R (see Note 3(a) to the financial statements), no recently issued accounting pronouncement that became effective during the six months ended June 30, 2006 or that will become effective in a subsequent period has had or is expected to have a material impact on the Company's financial statements.

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

               o the inability of the Company to successfully complete the follow-on trials for Parkinson's disease or to commence Phase I for temporal lobe epilepsy; and

               o the inability of the Company to successfully obtain or defend the intellectual property of its product candidates and technologies.

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

Item 3 - Controls and Procedures
--------------------------------

                  (a) Disclosure Controls and Procedures. The Company's management, with the participation of the Company's President and Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the most recent period covered by this report. Based on such evaluation, the Company's President and Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company's disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act.

                  (b) Changes in Internal Control Over Financial Reporting. There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the second quarter of 2006 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.


PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders
-------  ---------------------------------------------------

         The Company's Annual Meeting of Stockholders was held on May 9, 2006. At the meeting, Austin M. Long, III, John E. Mordock and Craig J. Nickels, the nominees for Class III directors, were re-elected. The number of votes for each nominee is set forth below:

                                        Number of Shares     Number of Shares
         Name of Director Nominee          Voted For         Votes  Withheld
         ---------------------------- -------------------- ---------------------
         Austin M. Long, III               21,702,301             47,294
         John E. Mordock                   21,702,281             47,314
         Craig J. Nickels                  21,702,221             47,374

         In addition, the Company's 2000 Stock Option Plan was amended to increase the number of shares that may be issued pursuant thereto from 1,300,000 to 3,800,000 shares. The number of votes for the amendment to the 2000 Stock Option Plan is set forth below:

                          Number of Shares  Number of Shares  Number of Shares
           Issue             Voted For       Voted Against      Abstained
------------------------ ------------------ ----------------- ------------------
Amendment to the 2000
Stock Option Plan            15,159,640         2,186,951          4,176


         Clark A. Johnson, Jeffrey B. Reich and Michael Sorell, M.D., the Class I directors, and Elliott H. Singer and Martin J. Kaplitt, M.D., the Class II directors, have terms which expire in 2007 and 2008, respectively. Accordingly, these directors were not up for re-election at the meeting and their terms of office continued after the meeting.

Item 6 - Exhibits
-----------------

         See Exhibit Index

                                   Signatures
                                   ----------

         Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              NEUROLOGIX, INC.


August 14, 2006               /s/ John E. Mordock
                              --------------------------------------------------
                              John E. Mordock
                              President and Chief Executive Officer
                              (as Principal Executive Officer)



August 14, 2006               /s/ Marc L. Panoff
                              --------------------------------------------------
                              Marc L. Panoff
                              Chief Financial Officer, Secretary and Treasurer
                              (as Principal Accounting Officer/Principal
                              Financial Officer)

                                  EXHIBIT INDEX
                                  -------------

   Exhibit No.     Exhibit
   -----------     -------

      31.1 Rule 13a-14(a)/15d-14(a) Certification of President and Chief Executive Officer (as Principal Executive Officer).**

      31.2 Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer, Secretary and Treasurer (as Principal Accounting Officer/Principal Financial Officer).**

      32.1 Section 1350 Certification of Chief Executive Officer and Chief Financial Officer, Secretary and Treasurer.**

----------
** Filed herewith