Form 10QSB
period 2006-09-30
NEUROLOGIX INC/DE
filed 2006-11-14
CIK 356591

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

(Mark One)

|X|      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the quarter ended September 30, 2006

|_|      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ____ to ____


                       COMMISSION FILE NUMBER: 000-13347

                                NEUROLOGIX, INC.
              (Exact name of Small Business Issuer in its charter)


                 DELAWARE                          06-1582875
      ---------------------------------------------------------------
      (State or other jurisdiction of           I.R.S. Employer
      Incorporation or organization)          Identification No.)

           ONE BRIDGE PLAZA, FORT LEE, NEW JERSEY                     07024
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

         At November 10, 2006 there were outstanding 26,542,924 shares of the Registrant's Common Stock, $.001 par value.

Transitional Small Business Disclosure Format:  Yes |_|  No |X|.

PART I. FINANCIAL INFORMATION

Item 1 - Financial Statements
    Condensed Balance Sheet (Unaudited)                                     1
    Condensed Statements of Operations (Unaudited)                          2
    Condensed Statements of Changes in Stockholders' Equity (Deficiency)
       (Unaudited)                                                          3
    Condensed Statements of Cash Flows (Unaudited)                          5
    Notes to Condensed Financial Statements (Unaudited)                     6

Item 2 - Management's Discussion and Analysis or Plan of Operation         12

Item 3 - Controls and Procedures                                           20

PART II. OTHER INFORMATION                                                 20

Item 6. - Exhibits                                                         20

PART I. FINANCIAL INFORMATION

Item 1 - Financial Statements
-----------------------------


                                                  NEUROLOGIX, INC.
                                            (A Development Stage Company)
                                               CONDENSED BALANCE SHEET
                                                     (UNAUDITED)
                               (Amounts in thousands, except share and per share data)
                                                                                                      September 30,
                                                                                                          2006
                                                                                                     -----------------
ASSETS                                                                                                 (UNAUDITED)
Current assets:
  Cash and cash equivalents                                                                                 $6,687
  Investments in marketable securities held to maturity                                                      4,969
  Prepaid expenses and other current assets                                                                    561
                                                                                                     -----------------
   Total current assets                                                                                     12,217
Equipment, less accumulated depreciation of $310                                                               171
Intangible assets, less accumulated amortization of $116                                                       564
Other assets                                                                                                    11
                                                                                                     -----------------
   Total Assets                                                                                            $12,963
                                                                                                     =================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses                                                                       $943
  Capital lease obligations                                                                                      1
                                                                                                     -----------------
   Total liabilities                                                                                           944
                                                                                                     -----------------

Commitments and contingencies
Stockholders' equity:
  Preferred stock; 5,000,000 shares authorized:
      Series A - Convertible, $.10 par value; 300,000 shares designated, 645 shares issued and
      outstanding with an aggregate liquidation preference of $645                                              -
      Series B - $.10 par value; 4,000,000 shares designated, no shares issued and outstanding                  -
      Series C - Convertible, $.10 par value; 700,000 shares designated, 353,980 shares issued and
      outstanding with an aggregate liquidation preference of $12,426,471                                       35
  Common stock:
      $.001 par value; 60,000,000 shares authorized, 26,542,924 issued and outstanding                          27
Additional paid-in capital                                                                                  34,340
Deficit accumulated during the development stage                                                           (22,383)
                                                                                                     -----------------
   Total stockholders' equity                                                                               12,019
                                                                                                     -----------------
   Total Liabilities and Stockholders' Equity                                                              $12,963
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



                                                       NEUROLOGIX, INC.
                                                (A Development Stage Company)
                                              CONDENSED STATEMENTS OF OPERATIONS
                                                         (UNAUDITED)
                                   (Amounts in thousands, except share and per share data)

                                                                                                            For the period
                                                                                                           February 12, 1999
                                                    Nine Months                    Three Months           (inception) through
                                                 Ended September 30,            Ended September 30,        September 30, 2006
                                             ---------------------------------------------------------------------------------
                                                 2006              2005          2006           2005
                                            ----------------------------------------------------------------------------------

Operating expenses:
    Research and development                   $2,792           $1,659         $1,263            $300                $10,265
    General and administrative expenses         3,141            1,947          1,395             724                  9,693
                                         -------------------------------------------------------------------------------------
Loss from operations                           (5,933)          (3,606)        (2,658)         (1,024)               (19,958)
                                         -------------------------------------------------------------------------------------

Other income (expense):
Dividend, interest and other income               292              122            164              29                    607
Interest expense-related parties                   (2)              (3)            -               (1)                  (411)
                                         --------------------------------------------------------------------------------------
     Other income, net                            290              119            164              28                    196
                                         --------------------------------------------------------------------------------------
Net loss                                       (5,643)          (3,487)        (2,494)           (996)              $(19,762)
                                                                                                           ====================

Charge for accretion of beneficial
   conversion rights                           (2,621)               -              -              -
Preferred stock dividends                        (427)               -           (277)             -
                                         -----------------------------------------------------------------
Net loss applicable to common stock           $(8,691)         $(3,487)       $(2,771)          $(996)
                                         =================================================================

Net loss applicable to common stock
   per share, basic and diluted               $ (0.33)         $ (0.14)       $ (0.10)          $(0.04)
                                         =================================================================

Weighted average common shares
   outstanding, basic and diluted          26,542,924       25,409,082      26,542,924      26,530,061
                                         =================================================================



-------------------------------------------------------------------------------------------------------------------------------
                                                       NEUROLOGIX, INC.
                                                (A Development Stage Company)
                             CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)
                     FOR THE PERIOD FROM FEBRUARY 12, 1999 (DATE OF INCEPTION) THROUGH SEPTEMBER 30, 2006
                                                         (UNAUDITED)
                                          (Amounts in thousands, except share data)

-------------------------------------------------------------------------------------------------------------------------------
                                                                                                             Deficit
                                                                                                           Accumulated
                                                                                   Additional              During the
                                       Series C Preferred Stock    Common Stock     Paid-in    Unearned    Development
                                          Shares   Amount        Shares    Amount   Capital  Compensation     Stage      Total
-------------------------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------------------------
Sale of common stock to founders            -       $0          6,004,146     $0     $4       $-            $   -          $4
-------------------------------------------------------------------------------------------------------------------------------
Net loss                                    -        -               -         -      -        -             (328)       (328)
-------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1999                  -        0          6,004,146      0      4        -             (328)       (324)
-------------------------------------------------------------------------------------------------------------------------------
Net loss                                    -        -               -         -      -        -           (1,055)     (1,055)
-------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2000                  -        0          6,004,146      0      4        -           (1,383)     (1,379)
-------------------------------------------------------------------------------------------------------------------------------
Stock options granted for services          -        -               -         -      9        -                -           9
-------------------------------------------------------------------------------------------------------------------------------
Common stock issued for intangible
  assets at $0.09 per share                 -        -            259,491      -     24        -                -          24
-------------------------------------------------------------------------------------------------------------------------------
Net loss                                    -        -               -         -      -        -             (870)       (870)
-------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2001                  -        0          6,263,637      0     37        -           (2,253)     (2,216)
-------------------------------------------------------------------------------------------------------------------------------
Retirement of founder shares                -        -            (33,126)     -      -        -                -           -
-------------------------------------------------------------------------------------------------------------------------------
Common Stock issued pursuant to
  license agreement at $1.56
  per share                                 -        -            368,761      -    577      (577)              -           -
-------------------------------------------------------------------------------------------------------------------------------
Private placement of Series B
  convertible preferred stock               -        -               -         -  2,613        -                -       2,613
-------------------------------------------------------------------------------------------------------------------------------
Amortization of unearned compensation       -        -               -         -      -        24               -          24
-------------------------------------------------------------------------------------------------------------------------------
Net loss                                    -        -               -         -      -        -           (1,310)     (1,310)
-------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2002                  -        0          6,599,272      0  3,227      (553)         (3,563)       (889)
-------------------------------------------------------------------------------------------------------------------------------
Sale of Common Stock                        -        -            276,054      0     90       (89)              -           1
-------------------------------------------------------------------------------------------------------------------------------
Amortization of unearned compensation       -        -               -         -      -       164               -         164
-------------------------------------------------------------------------------------------------------------------------------
Net loss                                    -        -               -         -      -        -           (2,274)     (2,274)
-------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2003                  -        0          6,875,326      0  3,317      (478)         (5,837)     (2,998)
-------------------------------------------------------------------------------------------------------------------------------
Conversion of note payable to Common
  Stock at $2.17 per share                  -        -          1,091,321      1  2,371        -                -       2,372
-------------------------------------------------------------------------------------------------------------------------------
Conversion of mandatory redeemable
  preferred stock to Common Stock           -        -          6,086,991      6    494        -                -         500
-------------------------------------------------------------------------------------------------------------------------------
Conversion of Series B convertible
  preferred stock to Common Stock           -        -          1,354,746      1     (1)       -                -           -
-------------------------------------------------------------------------------------------------------------------------------


Effects of reverse acquisition              -        -          7,103,020     14  5,886        -                -       5,900
-------------------------------------------------------------------------------------------------------------------------------
Amortization of unearned compensation       -        -               -         -      -       202               -         202
-------------------------------------------------------------------------------------------------------------------------------
Stock options granted for services          -        -               -         -     42       (42)              -           -
-------------------------------------------------------------------------------------------------------------------------------
Exercise of stock options                   -        -             10,000      -     15        -                -          15
-------------------------------------------------------------------------------------------------------------------------------
Net loss                                    -        -               -         -      -        -           (2,937)     (2,937)
-------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2004                  -        0         22,521,404     22  12,124     (318)         (8,774)      3,054
-------------------------------------------------------------------------------------------------------------------------------
Sale of Common Stock through private
  placement at an average price of
  $1.30 per share                           -        -          2,473,914      4   3,062       -                -       3,066
-------------------------------------------------------------------------------------------------------------------------------
Sale of Common Stock at an average
  price of $1.752 per share and
  warrants to Medtronic                     -        -          1,141,552      1   2,794       -                -       2,795
-------------------------------------------------------------------------------------------------------------------------------
Amortization of unearned compensation       -        -               -         -       -      825               -         825
-------------------------------------------------------------------------------------------------------------------------------
Stock options granted for services          -        -               -         -   1,305   (1,305)              -           -
-------------------------------------------------------------------------------------------------------------------------------
Exercise of stock options                   -        -            406,054      -     127       -                -         127
-------------------------------------------------------------------------------------------------------------------------------
Net loss                                    -        -               -         -      -        -           (5,345)     (5,345)
-------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2005                  -        0         26,542,924     27  19,412     (798)        (14,119)      4,522
-------------------------------------------------------------------------------------------------------------------------------
Sale of Preferred Stock through
  private placement at an average
  price of $35.00 per share              342,857    34               -         -  11,578       -                -      11,612
-------------------------------------------------------------------------------------------------------------------------------
Fair value of beneficial conversion
  rights issued in connection with
  issuance of Series C Preferred Stock      -        -               -         -   2,621       -                -       2,621
-------------------------------------------------------------------------------------------------------------------------------
Preferred Dividend and accretion of
  fair value of beneficial conversion
  charge                                  11,123     1               -         -      (1)      -           (2,621)     (2,621)
-------------------------------------------------------------------------------------------------------------------------------
Share-based compensation expense            -        -               -         -   1,041       -                -       1,041
-------------------------------------------------------------------------------------------------------------------------------
Effects of adoption of SFAS 123R            -        -               -         -    (311)     798               -         487
-------------------------------------------------------------------------------------------------------------------------------
Net loss                                    -        -               -         -       -       -           (5,643)     (5,643)
-------------------------------------------------------------------------------------------------------------------------------
Balance, September 30, 2006              353,980   $35         26,542,924    $27 $34,340    $  -         $(22,383)    $12,019
-------------------------------------------------------------------------------------------------------------------------------



                                                  NEUROLOGIX, INC.
                                           (A Development Stage Company)
                                         CONDENSED STATEMENTS OF CASH FLOWS
                                                    (UNAUDITED)
                                               (Amounts in thousands)



                                                                                   Nine Months             For the period
                                                                                Ended September 30,       February 12, 1999
                                                                            -------------------------    (inception) through
                                                                                 2006         2005       September 30, 2006
                                                                            ------------------------------------------------

Operating activities:
  Net loss                                                                     $(5,643)      $(3,487)         $(19,762)
Adjustments to reconcile net loss to net
  cash used in operating activities:
     Depreciation                                                                   48            59               316
     Amortization                                                                   34            39               135
     Stock options granted for services                                              -             -                 9
     Impairment of intangible assets                                                 -            92               148
     Amortization of non-employee share-based compensation                         360           614             1,574
     Share-based employee compensation                                             940             -               940
     Non-cash interest expense                                                       -             2               378
     Changes in operating assets and liabilities

       Decrease in prepaid expenses and other current assets                       444            51               263
       Increase (decrease) in accounts payable and accrued expenses                 59             -               881
                                                                             ---------------------------------------------
          Net cash used in operating activities                                 (3,758)       (2,630)          (15,118)
                                                                             ---------------------------------------------
Investing activities:
   Security deposits paid                                                            -             -                (7)
   Purchases of equipment                                                          (75)          (45)             (373)
   Additions to intangible assets                                                 (162)         (134)             (815)
   Purchases of marketable securities                                           (4,974)       (3,600)          (17,647)
   Proceeds from maturities of marketable securities                             2,800         2,400            12,673
                                                                             ---------------------------------------------
          Net cash used in investing activities                                 (2,411)       (1,379)           (6,169)
                                                                             ---------------------------------------------
Financing activities:
   Proceeds from note payable                                                        -             -             1,100
   Borrowings from related party                                                     -             -             2,000
   Cash acquired in Merger                                                           -             -             5,413
   Merger-related costs                                                              -             -              (375)
   Payments of capital lease obligations                                           (11)          (19)             (104)
   Proceeds from exercise of stock options                                           -           112               147
   Proceeds from issuance of common stock and warrants                               -         5,066             5,066
   Proceeds from issuance of preferred stock                                    11,612             -            14,727
                                                                             ---------------------------------------------
          Net cash provided by financing activities                             11,601         5,159            27,974
                                                                             ---------------------------------------------
Net increase in cash and cash equivalents                                        5,432         1,150             6,687
Cash and cash equivalents, beginning of period                                   1,255         1,122                 -
                                                                             ---------------------------------------------
Cash and cash equivalents, end of period                                        $6,687        $2,272            $6,687
                                                                             =============================================

Supplemental disclosures of cash flow information:
   Non-cash investing and financing activities
     Dividends on Series C Preferred Stock paid in preferred shares                336             -               336
     Accrued dividends on Series C Preferred Stock                                  91             -                91
     Accretion of fair value of beneficial conversion on preferred stock         2,621             -             2,621

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

         The Company incurred net losses of $5,643, $3,487 and $19,762 and negative cash flows from operating activities of $3,758, $2,630 and $15,118 for the nine months ended September 30, 2006 and 2005 and for the period from February 12, 1999 (inception) to September 30, 2006, respectively. The Company expects that it will continue to incur net losses and cash flow deficiencies from operating activities for the foreseeable future.

         As of September 30, 2006, the Company had cash and cash equivalents and short-term investments in marketable securities of $11,656. On May 10, 2006, the Company completed a private placement of a new series of preferred stock, resulting in gross proceeds to the Company of $12,000 (see Note 4). Management believes that, as a result of this offering, the Company's current resources will enable it to continue as a going concern through at least December 31, 2007. Although the Company believes that its resources are sufficient to complete one follow-on trial for Parkinson's disease and to complete a Phase I clinical trial for epilepsy, the Company's resources are not sufficient to allow it to perform all of the clinical trials required for drug approval and marketing. Accordingly, it will, from time to time, continue to seek additional funds through public or private equity offerings, debt financings or corporate collaboration and licensing arrangements. The Company does not know whether additional financing will be available when needed, or if available, will be on acceptable or favorable terms to it or its stockholders.

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

(3)      Summary of Significant Accounting Policies

         (a) Stock-Based Compensation:

         At September 30, 2006, the Company had one active share-based employee compensation plan. Stock option awards granted from this plan are granted at the fair market value on the date of grant, and vest over a period determined at the time the options are granted, ranging from one to five years, and generally have a maximum term of ten years. Certain options provide for accelerated vesting if there is a change in control (as defined in the plans). When options are exercised, new shares of the Company's common stock (the "Common Stock") are issued.

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

         Under SFAS 123R, the total value of the stock option awards is expensed ratably over the service period of the employees receiving the awards. As of September 30, 2006, total unrecognized compensation cost related to stock option awards was approximately $559 and the related weighted-average period over which it is expected to be recognized is approximately 1.5 years.

         A summary of option activity as of September 30, 2006 and changes during the nine months then ended is presented below:


------------------------------------------------------------------------------------------------------------
                                                                         Weighed-Average
                                                          Weighted-          Remaining
                                   Shares Subject to       Average       Contractual Term      Aggregate
              Options                 Option (000)      Exercise Price        (years)       Intrinsic Value
-----------------------------------------------------------------------------------------------------------

Outstanding at January 1, 2006                 2,225           $1.25
-----------------------------------------------------------------------------------------------------------
Granted                                        1,135            1.54
-----------------------------------------------------------------------------------------------------------
Exercised                                          -               -
-----------------------------------------------------------------------------------------------------------
Forfeited or expired                               -               -
-----------------------------------------------------------------------------------------------------------
Outstanding at September 30, 2006              3,360           $1.35                 6.61              $341
                                               =====           =====                 ====              ====
-----------------------------------------------------------------------------------------------------------
Exercisable at September 30, 2006              2,592           $1.27                 5.74              $341
                                               =====           =====                 ====              ====
-----------------------------------------------------------------------------------------------------------


         The weighted-average grant-date fair value of options granted during the nine months ended September 30, 2006 was $1.54.

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

                                              Nine Months Ended September 30,
                                              -------------------------------
                                                  2006               2005
                                              -------------------------------
                Expected option term (years)         5                  5
                Risk-free interest rate (%)       5.01%              3.94%
                Expected volatility (%)             87%                99%
                Dividend yield (%)                   0%                 0%

         The following table illustrates the pro-forma effect on net loss and net loss applicable to common stock per share as if the Company had applied the fair value recognition provisions of SFAS No. 123 to all outstanding stock option awards for the periods presented prior to the Company's adoption of SFAS No. 123R:


--------------------------------------------------------------------------------------------------------------------
                                                                        Nine Months Ended      Three Months Ended
                                                                        September 30, 2005     September 30, 2005
--------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------
Net loss applicable to common stock, as reported                          $(3,487)                  $(996)
--------------------------------------------------------------------------------------------------------------------
Add:  Total stock-based employee compensation expense included in
reported net loss                                                             330                      58
--------------------------------------------------------------------------------------------------------------------
Deduct: Total stock-based employee compensation expense determined           (912)                   (210)
     under fair value based method
--------------------------------------------------------------------------------------------------------------------
Pro-forma net loss applicable to common stock                             $(4,069)                $(1,148)
----------------------------------------------------------------------==============================================
Net loss applicable to common stock per share:
--------------------------------------------------------------------------------------------------------------------
Basic and diluted as reported                                              $(0.14)                 $(0.04)
----------------------------------------------------------------------==============================================
Basic and diluted pro-forma                                                $(0.16)                 $(0.04)
----------------------------------------------------------------------==============================================


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

         The following securities were not included in the computation of diluted net loss per share because to do so would have had an anti-dilutive effect for the periods presented:

                                                           September 30,
                                                    ---------------------------
                                                         2006           2005
                                                    ---------------------------
        Stock options                                 3,360,220      2,235,220
        Warrants                                      3,131,985      1,519,056
        Common Stock issuable upon conversion of
        Series A Convertible Preferred Stock                645            645
        Common Stock issuable upon conversion of
        Series C Convertible Preferred Stock          6,960,273              -

(4)      Private Placements

         On May 10, 2006, the Company issued and sold 342,857 shares of a newly created series of preferred stock, par value $.10 per share (the "Series C Preferred Stock"), at a price of $35.00 per share, or a total of approximately $12,000, to General Electric Pension Trust, DaimlerChrysler Corporation Master Retirement Trust and certain funds managed by ProMed Management, LLC in a private placement transaction. The shares of Series C Preferred Stock, including all dividends paid to date, are currently convertible into 19.66 shares of Common Stock per share, or 6,960,273 shares of Common Stock in the aggregate. The Series C Preferred Stock is not redeemable by the Company. Upon a liquidation event (such as a liquidation, a merger or a sale of substantially all of the Company's assets), the holders of Series C Stock will be entitled to receive a per share amount equal to the greater of: (i) $35 plus unpaid dividends or (ii) the amount payable upon conversion to Common Stock.

         The Series C Preferred Stock will accrue cumulative dividends at a rate of 9% per annum, payable in quarterly installments in shares of Series C Preferred Stock. As of September 30, 2006, the Company paid dividends by issuing approximately 11,123 shares of Series C Preferred Stock with a fair value of $336.

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

         In connection with sale of the Series C Preferred Stock, the Company also issued warrants to purchase approximately 2,224,719 shares of Common Stock at an exercise price of $2.05 per share that expire on May 10, 2013. The Company initially computed the fair value of the warrants using the Black-Scholes option pricing model and then used the relative fair value method to allocate the proceeds from the offering to the warrants and the Series C Preferred Stock. As a result of that allocation, the value of the common shares issuable upon the conversion of the Series C Preferred Stock as of the date of issuance (the amount for which the shares could have been sold) exceeded the proceeds from the offering allocable to the Series C Preferred Stock by $2,621. This amount represented the value of beneficial conversion rights which was immediately accreted. The related charge is reflected in the accompanying condensed statements of operations for the three and nine months ended September 30, 2006 as an increase in the net loss for the purposes of determining the net loss applicable to common stock in each of those periods.

         The purchasers of the Series C Preferred Stock, among other things, have certain demand and piggyback registration rights with respect to the Common Stock underlying the Series C Preferred Stock and warrants.

(5)      Management Changes

         Effective July 10, 2006, Dr. Christine V. Sapan was appointed as Senior Vice President, Chief Development Officer of the Company. Dr. Sapan's initial base annual salary is $225 and she is eligible to receive a discretionary annual bonus, with a target bonus of 40% of her annual salary. On July 10, 2006, Dr. Sapan received options to purchase 250,000 shares of Common Stock at an exercise price of $1.20 per share, which vest over three years. The Company will recognize an annual non-cash compensation charge of $75 as a result of this option grant.

         Effective July 17, 2006, Dr. Michael Sorell resigned as the President and Chief Executive Officer. In connection with such resignation, the Company and Dr. Sorell have entered into a Separation Agreement. This agreement provided for such resignation effective July 17, 2006. Dr. Sorell will continue as a director of the Company, without further compensation.

         The Company will pay Dr. Sorell severance of $185, payable in equal semi-monthly installments through September 30, 2007. The Company recognized this amount as compensation expense in the third quarter of 2006.

         The agreement provides for the immediate vesting of Dr. Sorell's stock options. Such options will terminate upon the later of (i) the 15th day following the date on which Dr. Sorell ceases to be a director of the Company or (ii) December 31st of the calendar year during which Dr. Sorell ceases to be a director of the Company. The Company recognized a non-cash compensation charge of $219 in the third quarter of 2006 as a result of the accelerated vesting of and the extension of the exercise period for Dr. Sorell's stock options.

         Effective July 17, 2006, John E. Mordock, a director of the Company, was appointed as the President and Chief Executive Officer. Mr. Mordock is paid an annual base salary of $200. He is eligible to receive a bonus based upon his performance and the Company's achievement of its goals, with a target bonus of 25%. On July 19, 2006, Mr. Mordock received options to purchase 250,000 shares of Common Stock, with an exercise price of $1.30 per share, all of which vested on the grant date. The Company recognized a non-cash compensation charge of $230 in the third quarter of 2006.

(6)      Other Agreements

         Sublicense Agreement

         The Company entered into a Sublicense Agreement (the "Sublicense Agreement"), effective as of August 4, 2006, with Diamyd Therapeutics AB, a subsidiary of Diamyd Medical, AB ("Diamyd"), a company organized under the laws of Sweden. Pursuant to the Sublicense Agreement, Diamyd granted to the Company a non-exclusive worldwide license to certain patent rights and technical information for the use of a gene version of glutamic acid decarboxylase (GAD) 65 in connection with the gene therapy treatment of Parkinson's disease as conducted by the Company during its Phase I clinical trial. Diamyd is the exclusive licensee of such patent rights owned by the Regents of the University of California, Los Angeles, which has approved the Sublicense Agreement. Pursuant to the Sublicense Agreement, the Company paid Diamyd an initial fee of $500, an amount that was expensed as research and development expense on the effective date of the Sublicense Agreement. Additionally, the Company will pay annual license maintenance fees of $75 beginning on January 1, 2008 through the term of the agreement and will make certain milestone and royalty payments to Diamyd as provided for in the Sublicense Agreement. The Sublicense Agreement is terminable at any time by the Company upon 90 days' notice. Further information regarding the Sublicense is included in the Company's Current Report on Form 8-K filed on August 7, 2006.

         Agreements with Ohio State University

         Effective May 10, 2006, the Company entered into a Sponsored Research Agreement with The Ohio State University Research Foundation ("OSURF") which provides for research covering the development of gene therapy approaches to neurodegenerative disorders, including Parkinson's disease, epilepsy, Huntington's disease, Alzheimer's disease, as well as gene therapy approaches to pain, stroke, neurovascular diseases and other research (the "Research Project").

         This sponsored research is funded by the Company and will be conducted under the direction of Dr. Matthew J. During, one of the Company's co-founders and a member of its Scientific Advisory Board. The initial term of this agreement is 18 months, and may be mutually extended for additional 18-month periods. The Company will be required to pay OSURF a fee of $250 over the initial 18-month term. As of September 30, 2006, the Company had paid OSURF a total of $83. The Company has first right to negotiate with OSURF, on reasonably commercial terms, for an exclusive, worldwide right and license for commercial products embodying inventions conceived under the Research Project with the assistance of employees of OSURF.

         In connection with the Research Agreement, the Company, on April 18, 2006, entered into a Facility Use Agreement as well as Visiting Scientist Agreements with The Ohio State University ("OSU"), all of which allow the Company's scientists to access and use OSU's laboratory facilities and certain equipment to perform their research. The term of the Facility Use Agreement is four years, subject to earlier termination under certain circumstances. The Company paid OSU an initial amount of $23, representing prepaid rent for the first year of such Agreement. Unless sooner terminated, the Company will pay an additional $70 over the remaining three years of such Agreement.

(7)      Subsequent Event

         On November 3, 2006, the Company entered into a lease with Bridge Plaza Realty Associates, LLC ("BPRA") for an additional 703 square feet of office space at One Bridge Plaza, Fort Lee, New Jersey 07024. This lease will commence upon the substantial completion of build out work to be performed by BPRA and will expire three years thereafter. The lease provides for a base annual rent of approximately $21 or $2 per month.

Item 2 - Management's Discussion and Analysis or Plan of Operation
------------------------------------------------------------------

         The following discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the Company's unaudited financial statements and related notes included in this quarterly report on Form 10-QSB (this "Quarterly Report") and the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2005 filed with the SEC on March 31, 2006. Operating results are not necessarily indicative of results that may occur in future periods. All amounts in this Item 2 are in thousands.

Business Overview

         The Company is a development stage company that is engaged in the research and development of proprietary treatments for disorders of the brain and central nervous system using gene therapy and other innovative therapies. These treatments are designed as alternatives to conventional surgical and pharmacological treatments.

         To date, the Company has not generated any operating revenues and has incurred annual net losses. From inception through September 30, 2006 the Company had an accumulated deficit of $22,383, and it expects to incur additional losses in the foreseeable future. The Company recognized net losses of $5,643 for the nine months ended September 30, 2006, and $3,487 for the nine months ended September 30, 2005. The increase in net loss is primarily due to increased expenditures related to the progress of the Company's research and development programs in Parkinson's disease and epilepsy, and the expanded administrative infrastructure needed to support that progress.

         Since its inception, the Company has financed its operations primarily through sales of its equity and debt securities. From inception through September 30, 2006, the Company received net offering proceeds from private sales of equity and debt securities, proceeds from a reverse merger in February 2004 (the "Merger") and proceeds from certain other financing activities totaling approximately $27,974 in the aggregate. This aggregate amount includes the net proceeds of $11,612 received by the Company, on May 10, 2006, from a private placement of its Series C Preferred Stock (see Note 4 to the financial statements). Although its costs of administration and public company compliance have increased this year, the Company has devoted a significant portion of its capital resources to the research and development of its products.

         The Company's primary efforts are directed to develop therapeutic products (i) to meet the needs of patients suffering from Parkinson's disease and (ii) the needs of patients suffering from a type of human epilepsy known as temporal lobe epilepsy or "TLE."

         Parkinson's Disease

         In October 2006, the Company announced that it had completed its Phase I clinical trial of gene therapy for Parkinson's disease and presented its results for the 12 treated subjects at the Annual Meeting of the Society of Neuroscience in Atlanta. The results indicated that the treatment appears to be safe and well-tolerated in patients with advanced Parkinson's disease, with no evidence of adverse effects or immunologic reaction related to the study treatment. The trial also yielded statistically significant clinical efficacy and neuro-imaging results.

         The Company has modified the timing of its Parkinson's disease clinical program as outlined below, because the Company has learned that the development of the catheter system to be used to infuse the treatment in future clinical trials and the transfer of the manufacturing process to a facility that is compliant with current Good Manufacturing Processes ("cGMP") will taken longer than previously expected.

         Subject to concurrence by the FDA, the Company's ability to manufacture product on a timely basis, the availability of funding and other factors, the Company plans to commence one or more follow-on clinical trials in preparation for a pivotal trial. The trials will be designed, among other things, to test the therapy bilaterally, determine the proper dosing and test the catheter system developed by Medtronic International Ltd. ("Medtronic") pursuant to its development agreement with the Company. The Company currently expects to commence its follow-on trials in the second quarter of 2007 (For further information, see "Plan of Operation" below).

         Since February 2005, the Company has maintained the direct costs associated with its Parkinson's project, including research fees, license fees and pre-clinical and clinical study costs. For the nine months ended September 30, 2006 and 2005, the Company has incurred $414 and $405 of these costs, respectively. The increase is primarily due to a $307 increase in costs during the nine months ended September 30, 2006, associated with the manufacturing of product to be used in the Company's planned follow-on and pivotal trials. This increase was offset by a reduction in Phase I clinical trial costs of $312. The Phase I clinical trial was winding down and completed during the first nine months of 2006.

         Epilepsy

         In October 2004, motivated by encouraging rodent studies, the Company entered into an agreement with Universidad Federal de Sao Paolo to commence a non-human primate study for evaluating the toxicity of using its NLX technology in the brain for the treatment of epilepsy. The Company's approach is based on the use of the non-pathogenic AAV vector, delivered using standard neurosurgical techniques. All studies were completed in November 2005. The non-human primate study showed that Neuropeptide Y (rAAV-NPY) did not affect the general health of the animals and did not cause any detectable alteration in normal brain pathology. The results of an additional rodent study were presented in December 2005. The analysis showed that the rAAV-NPY gene transfer reduces spontaneous seizures in an in vivo model of epilepsy and positively influences the fundamental biological process which leads to a chronically epileptic state. The Company currently plans to file an IND for a Phase I clinical trial for its epilepsy product in the first quarter of 2007.

         Since the date of the Merger, the Company has maintained the direct costs associated with its epilepsy project, including research fees, license fees and pre-clinical and clinical study costs. For the nine months ended September 30, 2006 and 2005, the Company has incurred $36 and $41 of these costs, respectively.

         Other Therapies

         The Company will also continue its efforts in developing therapies to treat Huntington's disease and other neurodegenerative disorders under its research agreement with Cornell under the direction of Dr. Michael G. Kaplitt and one scientist currently on the Company's staff, as well as in the new laboratory facility that it has established in April 2006 at Ohio State University under the direction of Dr. Matthew J. During and three scientists currently on the Company's staff (see Note 6 - Other Agreements).

Plan of Operation

         Parkinson's Disease

         As discussed above under "Business Overview--Parkinson's Disease", in October 2006, the Company announced that it had completed its Phase I clinical trial of gene therapy for Parkinson's disease and presented its results for the 12 treated subjects at the Annual Meeting of the Society of Neuroscience in Atlanta. The results indicated that the treatment appears to be safe and well-tolerated in patients with advanced Parkinson's disease, with no evidence of adverse effects or immunologic reaction related to the study treatment. The trial also yielded statistically significant clinical efficacy and neuro-imaging results.

         The Company has modified the timing of its Parkinson's disease clinical program as outlined below, because the Company has learned that the development of the catheter system to be used to infuse the treatment in future clinical trials and the transfer of the manufacturing process to a facility that is cGMP compliant will take longer than previously expected. The Company currently plans to conduct one or more follow-on trials prior to conducting a pivotal trial for its treatment of Parkinson's disease, commencing in the second quarter of 2007. The follow-on trials will be designed, among other things, to test the therapy bilaterally, determine the proper dosing and test the catheter system developed by Medtronic pursuant to its development agreement with the Company. The scope and timing of such trials will largely depend upon FDA concurrence, the ability to manufacture product on a timely basis, the availability of funding and other factors.

         The Company will also take steps to move toward a pivotal trial for treatment of Parkinson's disease, and hopes to be in a position to file its protocol with the FDA in 2009. The Company presently estimates that the pivotal trial could be completed in 2011 and the estimated costs to reach that milestone are expected to be between $20,000 and $30,000.

         The cost and timing for further trials and FDA approval are subject to numerous risks, as further described under "Risk Factors" in the Company's 2005 Annual Report on Form 10-KSB filed with the SEC on March 31, 2006.

         Epilepsy

         The Company also intends to focus its efforts on advancing its product development for the treatment of epilepsy and currently expects to file an IND for a Phase I clinical trial in the fourth quarter of 2006. The Company expects the cost of such trial to amount to approximately $750. The scope and timing of such trial will, in large part, depend upon, FDA concurrence and the successful completion of certain license arrangements.

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

         Over the next 12 months, in addition to its normal recurring expenditures, the Company expects to spend approximately: $1,400 in additional follow-on clinical trial expenses with regard to its Parkinson's treatment;

$600 in Phase I clinical trial expenses with regard to its epilepsy product; $650 in expenditures related to the scale up of its manufacturing capabilities for the supply of product for its projected Parkinson's clinical trials; $1,200 in research and licensing fees; and $1,100 in costs associated with operating as a publicly traded company, such as legal fees, accounting fees, insurance premiums, stock market listing fees and investor and public relations fees.

         The Company has taken steps to improve and increase its technical and administrative staff. In January 2006, it hired a Chief Financial Officer ("CFO") and, in July 2006, it hired a Chief Development Officer.

Results of Operations

         Three Months Ended September 30, 2006 Compared to the Three Months Ended September 30, 2005

         Revenues. The Company did not generate any operating revenues during the three months ended September 30, 2006 and 2005.

         Costs and Expenses.

         Research and Development. Research and development expenses increased by $963 during the three months ended September 30, 2006 to $1,263 as compared to $300 during the same period in 2005. The increase is due mainly to the $500 initial fee paid to Diamyd Medical for the license of their patent rights and technical information of a gene version of GAD 65 (see Note 6). In addition, the Company realized increases of $184 in costs for cash and non-cash compensation and travel of Company scientists and scientific consultants, $99 in costs associated with the development agreement and stock purchase agreement entered into with Medtronic, $65 in costs associated with the Sponsored Research Agreement entered into with OSURF (see Note 6) and $52 in connection with the manufacturing of products to be used in the Company's follow-on and pivotal Parkinson's trials.

         General and Administrative. General and administrative expenses increased by $671 to $1,395 during the three months ended September 30, 2006, as compared to $724 during the comparable period in 2005. The increase in 2006 is primarily due to $634 in non-cash compensation charges related to (i) the accelerated vesting of and the extension of the exercise period for Michael Sorell's stock options in connection with his termination, and (ii) the option grant to John E. Mordock in connection with his hiring as the Company's President and CEO in July 2006 (see Note 5).

         Other Income, Net. Other income, net increased by $136 during the three months ended September 30, 2006, over the comparable period of 2005. This increase is primarily attributable to an increase in interest income earned on funds received by the Company during the third quarter of 2006 from its private placement of its Series C Preferred Stock.

Nine Months Ended September 30, 2006 Compared to the Nine Months Ended September 30, 2005

         Revenues. The Company did not generate any operating revenues during the nine months ended September 30, 2006 and 2005.

         Costs and Expenses.

         Research and Development. Research and development expenses increased by $1,133 during the nine months ended September 30, 2006 to $2,792 as compared to $1,659 during the same period in 2005. The increase is, in part, due to the $500 initial fee paid to Diamyd Medical for the license of their patent rights and technical information of a gene version of GAD 65 (see Note 6). The increase is also due to $307 in costs incurred in 2006 associated with the manufacturing of product to be used in the Company's follow-on and pivotal trials, $450 in increased costs for the compensation and travel of Company scientists and scientific consultants, $298 in increased costs related to charges associated with a development agreement and stock purchase agreement entered into with Medtronic and $65 in costs associated with the Sponsored Research Agreement entered into with OSURF (see Note 6). These increases were offset by a reduction, from the prior comparable period of $326 due to the winding down of the treatment of patients as part of the Company's Phase I clinical trial for Parkinson's disease. The Company also benefited from the elimination of $94 in costs, incurred in the nine months ended September 30, 2005, under a research agreement with Auckland Uniservices, Ltd.

         General and Administrative. General and administrative expenses increased by $1,194 to $3,141 during the nine months ended September 30, 2006, as compared to $1,947 during the comparable period in 2005, in part due to $634 in cash and non-cash compensation charges related to (i) the accelerated vesting of and the extension of the exercise period for Michael Sorell's stock options in connection with his termination, (ii) the severance payable to Dr. Sorell in connection with his termination and (iii) the option grant to John E. Mordock in connection with his hiring as the Company's President and CEO in July 2006 (see Note 5). The increase is also due to higher professional fees for the period, including legal fees, accounting fees, recruiting fees and investor relations fees of $318. This increase is due to increased recruiting fees associated with the hiring of the Company's Chief Financial Officer and Chief Development Officer, as well as increased legal and accounting fees associated with the preparation of the Company's Annual Report on Form 10-KSB for the year ended December 31, 2005 and the preparation of the Company's annual meeting proxy statement.

         In addition, G&A was higher due to increased cash and non-cash compensation expenses to employees, directors and consultants of $216 during the nine months ended September 30, 2006 as a result of stock option grants issued in May 2006, the hiring of the Company's Chief Financial Officer in January 2006, as well as additional administrative staff and consultants in the first nine months of 2005.

         Other Income, (Net). Other income, net increased by $171 during the nine months ended September 30, 2006 over the comparable period of 2005. This increase is a result of increased interest income earned on funds received by the Company during the first nine months of 2006 from its private placement of its Series C Preferred Stock.

Liquidity and Capital Resources.
--------------------------------

         The Company is still in the development stage and has not generated any operating revenues as of September 30, 2006. In addition, the Company will continue to incur net losses and cash flow deficits from operating activities for the foreseeable future. Cash, cash equivalents and short-term investments were $11,656 at September 30, 2006. Management believes that, including the additional funds raised in May 2006 through the sale of preferred stock and warrants (see Note 4) to the financial statements), the Company's current resources will enable it to continue as a going concern through at least December 31, 2007.

         Although the Company believes that its resources are sufficient to begin one follow-on trial for Parkinson's disease and complete a Phase I clinical trial for epilepsy, the Company's resources are not sufficient to allow it to perform all of the clinical trials required for drug approval and marketing, including a pivotal trial for Parkinson's disease. Accordingly, it will continue to seek additional funds through public or private equity offerings, debt financings or corporate collaboration and licensing arrangements. The Company does not know whether additional financing will be available when needed or, if available, will be on acceptable or favorable terms to it or its stockholders.

         Net cash used in operating activities was $3,758 for the nine months ended September 30, 2006 as compared to $2,630 during the same period in 2005. The $1,128 increase in net cash used in operations was primarily due to an increase in cash expenses of $1,578, related to the progress of the Company's research and development programs in Parkinson's disease and epilepsy and the expanded administrative infrastructure needed to support that progress, including the $500 initial fee paid to Diamyd Medical for the license of their patent rights and technical information of a gene version of GAD 65 (see Note
6), offset by a decrease in net operating assets of $452.

         Net cash used in investing activities during the nine months ended September 30, 2006 was $2,411 as compared to net cash used of $1,379 during the nine months ended September 30, 2005. The difference is primarily due to an increase in net purchases of short-term investments in the amount of $974 during the nine months ended September 30, 2006.

         Net cash provided by financing activities during the nine months ended September 30, 2006 was $11,601 as compared to $5,159 during the nine months ended September 30, 2005. During the nine months ended September 30, 2006, the Company completed a private placement of its Series C Preferred Stock to investors led by General Electric Pension Trust and Daimler Chrysler Corporation Master Retirement Trust that yielded $11,612 in net proceeds (see
Note 4). During the nine months ended September 30, 2005, the Company completed a private placement of its Common Stock to a group of investors led by Merlin Biomed Group that yielded $5,066 in net proceeds.

Recent Accounting Pronouncements

Staff Accounting Bulletin No. 108

         In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements," ("SAB 108"), which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 must be applied to annual financial statements for their first fiscal year ending after November 15, 2006. The Company is currently evaluating the impact that the adoption of SAB 108 will have, if any, on its consolidated financial statements and notes thereto.

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

         (b) Changes in Internal Control Over Financial Reporting. There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange
Act) during the third quarter of 2006 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.


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


                                      NEUROLOGIX, INC.


November 14, 2006                     /s/ John E. Mordock
                                      -------------------
                                      John E. Mordock
                                      President and Chief Executive Officer
                                      (as Principal Executive Officer)


November 14, 2006                     /s/ Marc L. Panoff
                                      ------------------
                                      Marc L. Panoff
                                      Chief Financial Officer, Secretary and
                                      Treasurer
                                      (as Principal Accounting Officer/
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