Form 10KSB
period 2006-12-31
NEUROLOGIX INC/DE
filed 2007-04-02
CIK 356591

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-KSB

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2006

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
Yes ☐ No ☑
     The Registrant had no revenues during the year ended December 31, 2006.
     The aggregate market value of the Registrant’s voting and non-voting common equity held by non-affiliates as of March 28, 2007 was approximately $18,580,047.
     State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of March 28, 2007, there were outstanding 26,542,924 shares of the Registrant’s common stock, par value $0.001 per share.
DOCUMENTS INCORPORATED BY REFERENCE
     Certain information required in Part III of this Annual Report on Form 10-KSB is incorporated herein by reference to the registrant’s Proxy Statement for its 2007 Annual Meeting of Stockholders.
     Transitional Small Business Disclosure Format: Yes ☐ No ☑

PART I
Item 1. Description of Business
INTRODUCTION
     Neurologix, Inc. (the “Company”) is engaged in the research and development of proprietary treatments for disorders of the brain and central nervous system, primarily utilizing gene therapies. The Company’s initial development efforts are focused on gene therapy for treating Parkinson’s disease and epilepsy. The Company’s core technology, which it refers to as “NLX,” is in the clinical development stages, having recently been tested in a Phase I human clinical trial to treat Parkinson’s disease. Recent highlights include:
•	For the 12 months ended December 31, 2006, the Company reported a net loss of approximately $7.0 million versus a net loss of $5.3 million for the 12 months ended December 31, 2005. The increase in the net loss over fiscal year 2005 was primarily due to increased expenditures for research and development and administrative personnel. Management believes that the Company’s current resources will enable it to continue as a going concern through at least December 31, 2007. The Company’s existing resources, however, are not sufficient to enable it to obtain the regulatory approvals necessary to commercialize its current or future product candidates. Accordingly, it will continue to seek additional funds through public or private equity offerings, debt financings or corporate collaboration and licensing arrangements. The Company does not know whether additional financing will be available when needed or, if available, will be on acceptable or favorable terms to it or its stockholders. (See “Risk Factors – the Company Does Not Have Sufficient Funds to Continue its Operations in the Long Run or to Commercialize its Product Candidates” below).

•	In October 2006, the Company announced that it had completed its Phase I clinical trial of gene therapy for Parkinson’s disease and presented its results for the 12 treated subjects at the Annual Meeting of the Society of Neuroscience in Atlanta. The results indicated that the treatment appears to be safe and well-tolerated in patients with advanced Parkinson’s disease, with no evidence of adverse effects or immunologic reaction related to the study treatment. The trial also yielded statistically significant clinical efficacy and neuro-imaging results. (See “Business of the Company-Parkinson’s Disease” below).

•	In September 2006 the Audit Committee of the Board of Directors of the Company engaged BDO Seidman, LLP as the Company’s independent registered public accounting firm to replace J.H. Cohn LLP, the Company’s former independent registered public accounting firm.

•	In August 2006, the Company entered into a Sublicense Agreement with Diamyd Therapeutics AB. Pursuant to the Sublicense Agreement, Diamyd granted to the Company a non-exclusive worldwide license to certain patent rights and technical information for the use of a gene version of glutamic acid decarboxylase (GAD) 65 in connection with its gene therapy treatment for Parkinson’s disease. The Company paid Diamyd an initial fee of $500,000 and will pay annual license maintenance fees, certain milestone payments and royalty payments to Diamyd as provided for in the Sublicense Agreement. (See “Business of the Company-Patents and Other Proprietary Rights” below).

•	The Company strengthened and expanded its management in 2006. In January 2006, Marc L. Panoff was appointed as the Chief Financial Officer and Treasurer of the Company. In July 2006, Dr. Michael Sorell resigned as the President and Chief Executive Officer and John E. Mordock, a director of the Company, was appointed as the President and Chief Executive Officer. Also in July 2006, Dr. Christine V. Sapan was appointed as Executive Vice President, Chief Development Officer of the Company.

•	In May 2006, the Company issued and sold 342,857 shares of a newly created series of preferred stock, par value $.10 per share (“Series C Preferred Stock”), at a price of $35.00 per share, or a total price of approximately $12 million, to investors led by General Electric Pension Trust and DaimlerChrysler Corporation Master Retirement Trust in a private placement transaction. Each share of Series C Preferred Stock, including all dividends paid to date, is convertible into 19.66 shares of Common Stock per share. The Series C Preferred Stock accrues cumulative dividends at a rate of 9% per annum, payable in quarterly installments in shares of Series C Preferred Stock. The transaction also involved the issuance of warrants to purchase approximately 2.2 million shares of Common Stock at an exercise price of $2.05 per share.

•	Effective May 2006, the Company entered into a Sponsored Research Agreement with The Ohio State University Research Foundation (“OSURF”) which provides for research covering the development of gene therapy approaches to neurodegenerative disorders, including Parkinson’s disease, epilepsy, Huntington’s disease, Alzheimer’s disease as well as gene therapy approaches to pain, stroke, neurovascular diseases and other research. The sponsored research is funded by the Company and is conducted under the direction of Dr. Matthew During, one of the Company’s co-founders and a member of its Scientific Advisory Board (“SAB”). The initial term of the agreement is 18 months, and may be mutually extended for an additional 18-month period.

•	In April 2006, in connection with the Sponsored Research Agreement with OSURF, the Company entered into a Facility Use Agreement as well as Visiting Scientist Agreements with The Ohio State University (“OSU”), all of which allow three of the Company’s scientists to access and use OSU’s laboratory facilities and certain equipment to perform their research. The term of the Facility Use Agreement is four years, subject to earlier termination under certain circumstances.

HISTORY
     Arinco Computer Systems Inc. (formerly known as Change Technology Partners, Inc. and referred to herein as “Arinco”), the predecessor to Neurologix, Inc. (collectively with its wholly-owned subsidiary referred to herein as the “Company” or “Neurologix”), was incorporated in New Mexico on March 31, 1978 for the principal purpose of serving its subsidiary operations, which included the sale of telecommunications equipment and services and the retail sales of computers. Arinco, which became public in 1982, did not have any business operations from 1985 to March 2000. At that time, an investor group acquired control of Arinco and commenced a new consulting business strategy focusing on internet, e-services and digital media solutions.
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
     On February 10, 2004, the Company completed a merger (the “Merger”) of a wholly-owned subsidiary with Neurologix Research, Inc. (formerly known as “Neurologix, Inc.” and sometimes referred to herein as “NRI”). Following the Merger, NRI became a wholly-owned subsidiary of the Company and stockholders of NRI received an aggregate number of shares of Neurologix Common Stock representing approximately 68% of the total number shares of Common Stock outstanding after the Merger.
     Effective December 31, 2005, the Company completed a short-form merger whereby its operating subsidiary, NRI, was merged with and into the Company. Following the merger, NRI no longer exists as a separate corporation. As the surviving corporation in the merger, the Company assumed all rights and obligations of NRI. The short-form merger was completed for administrative purposes and did not have any material impact on the Company or its operations or financial statements.
BUSINESS OF THE COMPANY
     The Company is a development stage company engaged in the research and development of proprietary treatments for disorders of the brain and central nervous system primarily utilizing gene therapies. These treatments are designed as alternatives to conventional surgical and pharmacological treatments.

     The Company’s scientific co-founders, Dr. Matthew J. During and Dr. Michael G. Kaplitt, have collaborated for more than ten years in working with central nervous system disorders. Their research spans from animal studies (for gene therapy in Parkinson’s disease and epilepsy) to the current Phase I human clinical trial for the treatment of Parkinson’s disease. They both remain as consultants to the Company and serve on its SAB.
     From 1999 to 2002, the Company conducted its gene therapy research through sponsorship agreements with Thomas Jefferson University, the Rockefeller University (“Rockefeller”) and the University of Auckland. From October 2002 to April 2006, the Company staffed its own laboratory facilities at Columbia University’s Audubon Biomedical Science and Technology Park (“Columbia”) in New York City to manufacture the gene therapy products required for its pre-clinical trials and to continue the research and development of additional gene therapy products.
     Currently, the Company conducts its gene therapy research through research agreements with Cornell University for its Medical College (“Cornell”) in a laboratory directed by Dr. Michael Kaplitt and one of the company’s scientists; and OSURF in a laboratory directed by Dr. During and three of the Company’s scientists.
     Business Strategy
     The Company’s objective is to develop and commercialize long-term, cost-effective treatments for disorders of the brain and central nervous system. Key elements of the Company’s strategy are:
•	Focus resources on development of the Company’s NLX technology. The Company intends to focus its research and development efforts on what it believes are achievable technologies having practical applications. Consequently, the Company expects to initially allocate the majority of its resources and efforts to the development of its first-generation NLX products for the treatment of Parkinson’s disease and epilepsy.

•	Focus on central nervous system disorders that are likely to be candidates for gene therapy. To attempt to reduce the technical and commercial risks inherent in the development of new gene therapies, the Company intends to pursue treatments for neurological diseases for which:
o	the therapeutic gene function is reasonably well understood and has a physiologic role;

o	neurosurgical approaches are already established and standard;

o	animal studies, which may include those studies involving non-human primates, have indicated that gene therapy technology may be effective in treating the disease;

o	partial correction of the disease is expected to be established; and

o	clinical testing can be conducted in a relatively small number of patients within a reasonably short time period.
•	Establish strategic relationships to facilitate research, product development and manufacturing. The Company intends to seek to establish collaborative research and manufacturing relationships with universities and companies involved in the development of gene therapy and other technologies. The Company believes that such relationships, if established, will make additional resources available to the Company for the manufacture of gene therapy products and for clinical trials involving these products. The Company may enter into joint ventures or strategic alliances with one or more pharmaceutical companies to develop or manufacture its products. The Company believes that such companies have extensive resources and knowledge to enable the Company to develop and commercialize its products.

•	Funding Operations. The Company must continue to seek additional funds through public or private equity offerings, debt financings or corporate collaborations and licensing arrangements, including joint ventures and strategic alliances. (See “Risk Factors-The Company Does not Have Sufficient Funds to Continue its Operations in the Long Run or to Commercialize its Product Candidates”, “Management’s Discussion and Analysis or Plan of Operation-Plan of Operation” and “Management’s Discussion and Analysis or Plan of Operation-Liquidity and Capital Resources” below).
     The Company’s initial focus is to develop therapeutic products to meet (i) the needs of patients suffering from Parkinson’s disease and (ii) the needs of patients suffering from a type of epilepsy known as temporal lobe epilepsy or “TLE.”
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
     For its first generation of products, the Company intends to utilize exclusively the AAV vector. In 1994, Drs. Michael Kaplitt and Matthew During demonstrated that AAV could be a safe and effective vehicle for gene therapy in the brain. Since that time, the AAV vector has been used safely in a variety of clinical gene therapy trials.
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
     The Company believes that the glutamic acid decarboxylase (“GAD”) gene can be used to selectively mimic normal physiology and alter the neural circuitry affected in Parkinson’s disease. The Company’s technology inserts a GAD gene into the AAV-based viral vector, and the packaged vector is introduced directly into an area of the brain known as the subthalamic nucleus (“STN”). The GAD gene is responsible for making gamma aminobutyric acid (GABA), which is released by nerve cells to inhibit or dampen activity. The loss of dopamine leads to a change in the activity of several brain structures which control movement. Central to this is the STN, which is overactive and does not receive adequate GABA, as well as targets of the STN, which are also hyperactive and also do not receive enough GABA. The goal of this therapy is to deliver GABA to the STN in order to re-establish the normal neurochemical balance and activity among these key structures.
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
     Product Development and Operations. In 2006, the Company completed its Phase I human clinical trial to treat Parkinson’s disease for its core gene therapy technology, which it refers to as NLX. A Phase I clinical trial is primarily designed to test the safety, as opposed to efficacy, of a proposed treatment. The clinical trial was conducted by Dr. Michael Kaplitt and Dr. During. As part of this clinical trial, twelve patients with Parkinson’s disease underwent surgical gene therapy at The New York Presbyterian Hospital/Weill Medical College of Cornell University. All patients were evaluated both pre- and post-operatively with PET scans and with graded neurological evaluations by Drs. Andrew Feigin and David Eidelberg of the North Shore University Hospital. The Phase I trial was an open-label dose-escalation study with four patients in each of three escalating dose cohorts. The third cohort of four patients received 10 times the dose of the first cohort. The 12 patients who participated in the trial were diagnosed with severe Parkinson’s disease of at least five years duration and were no longer adequately responding to current medical therapies.
     The surgery entailed a stereotactic neurosurgical procedure performed under local anesthesia. First, magnetic resonance imaging (MRI) was used to image the target STN region of the brain. The STN was mapped by using microelectrodes to record the firing of single neurons as the electrode slowly moved toward the STN. Once a signature firing pattern was obtained confirming that the electrode was in the STN, the fine-wire electrode was removed, leaving only the microelectrode sheath through which a hair-thin (165 microns) hollow tube was inserted. Thirty five microliters containing 3.5 billion particles of the AAV vector (and a correspondingly higher dose in subsequent cohorts) containing GAD genes (cDNA), was then infused at 0.5 microliters/minute, together with 15 microliters of 25% mannitol. After the 100-minute infusion period, the delivery catheter was withdrawn and the incision was closed.
     The first of the surgeries was performed in August 2003 and marked the first time that gene therapy products have been used in a human to attempt to treat Parkinson’s disease. The gene transfer surgeries were completed on all 12 patients by May 2005.
     In October 2006, the Company announced that it had completed its Phase I clinical trial of gene therapy for Parkinson’s disease and presented its results for the 12 treated subjects at the Annual Meeting of the Society of Neuroscience in Atlanta. The results indicated that the treatment appears to be safe and well-tolerated in patients with advanced Parkinson’s disease, with no evidence of adverse effects or immunologic reaction related to the study treatment. The trial also yielded statistically significant clinical efficacy and neuro-imaging results.
     The Company plans to commence a Phase II clinical trial for Parkinson’s in the second half of 2007. This trial will be a randomized, controlled study designed, among other things, to further establish the effectiveness and the safety of the treatment. The trial will be conducted in multiple medical centers and the treatment will be infused bi-laterally in trial subjects. Commencement of such trial is subject, among other things, to concurrence by the Food and Drug Administration (“FDA”), the Company’s ability to manufacture product on a timely basis, the availability of funding and the availability of the catheter gene delivery system being developed by Medtronic International, Ltd. (“Medtronic”). (See “Risk Factors-The Company Cannot Ensure that it will be Able to Pursue Further Trials for its Product Candidates or the Timing of any future Trials” and “Risk Factors-The Company is Subject to Stringent Regulation; FDA Approvals” below).
     The Company, under its manufacturing and development agreement with Medtronic, is co-developing a new catheter system with Medtronic to infuse the Company’s gene therapy product into the brain with respect to the treatment of Parkinson’s disease. (See “Manufacturing” below). The Company expects to have a workable system to use in its planned Phase II clinical study in the second half of 2007. The use of such a catheter could facilitate the use of the Company’s gene therapy treatment by neurosurgeons and simplify the procedures for infusing the gene product into the brain. Before the Company can market its products, Medtronic must obtain FDA approval of such catheter. (See “Risk Factors” below).
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

     According to the Epilepsy Foundation (USA), epilepsy affects approximately 2.5 million Americans of all ages and backgrounds, making it one of the most common neurological diseases in this country. Approximately 180,000 new cases of seizures and epilepsy occur each year, with 72% of epileptic Americans below age 65. Despite optimal medical (drug) treatment, as many as 50% of people with epilepsy continue to have seizures and are potential candidates for surgery, including gene therapy.
     Product Development and Operations. The Company’s development efforts have more recently begun to also focus on epilepsy, which affects millions of patients in the United States alone. In October 2004, motivated by encouraging rodent studies, the Company entered into an agreement with Universida Federal de Sao Paolo to commence a non-human primate study for evaluating the toxicity and efficacy of using its NLX technology in the brain for the treatment of epilepsy. The Company’s approach is based on the use of the non-pathogenic AAV vector, delivered using standard neurosurgical techniques. The study was completed in November 2005 and indicated no untoward toxicity for primates. Other studies have demonstrated that Neuropeptide Y (rAAV-NPY), a 36-amino acid peptide which acts to dampen excessive excitatory activity and prevents seizures in multiple models, had efficacy in preventing the development of spontaneous seizures that occur after a prolonged episode of status epilepticus.
     Clinical Trials. In December 2006, the Company submitted an Investigational New Drug application to the FDA for permission to begin a Phase I clinical trial in temporal lobe epilepsy. The proposed clinical protocol for this study was presented to the NIH Recombinant DNA Advisory Committee on September 23, 2004 and reviewed favorably. Commencement of a Phase I trial is subject, among other things, to concurrence by the FDA, the Company’s ability to manufacture product on a timely basis and the resolution of issues regarding technology transfer and procurement of related intellectual property licenses. (See “Risk Factors-The Company’s Cannot Ensure that it Can Pursue Subsequent Trials for its Product Candidates or the Timing of any such Trials” below).
          Other Neurodegenerative and Metabolic Disorders
     The Company has also undertaken efforts to develop gene therapy for the treatment of other neurodegenerative and metabolic disorders, including Huntington’s disease. In November 2005, the Company presented findings from preclinical studies which showed that the gene XIAP (X-linked inhibitor of apoptosis) may prevent the progression of Huntington’s disease. Using cell culture models of the disease, the Company showed that a truncated form of XIAP lacking the RING domain (called dXIAP) may significantly reduce cell death caused by a mutated form of human Huntington gene.
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
     This research program was initially targeted to treat Huntington’s disease, since it is a lethal, incurable disorder which can be identified in patients prior to their developing severe symptoms. However, this program is not specific to Huntington’s disease, and the Company has evidence that shows that this therapy may be effective in other diseases involving cell death, such as Parkinson’s disease. Therefore, success in the development of therapies to treat such diseases could lead to more advanced therapies to follow the Company’s current program in Parkinson’s disease, and may be useful in other disorders caused by the death of brain cells.
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
     Patents and Other Proprietary Rights
     The Company believes that its success depends upon its ability to develop and protect proprietary products and technology. Accordingly, whenever practicable, the Company applies for U.S. patents (and, in some instances, foreign patents as well) covering those developments that it believes are innovative, technologically significant and commercially attractive to its field of operations. At present, it holds the exclusive license to 4 issued U.S. patents, 8 pending U.S. patent applications, 7 pending foreign patent applications and 1 issued foreign patent. In addition, the Company owns 1 issued U.S. patent and 8 U.S. pending patent applications covering gene therapy technologies and 2 non-exclusive licenses to U.S. patents covering delivery mechanisms for gene therapy.
     The exclusive patent licenses were granted by Rockefeller and Thomas Jefferson University (“TJU”) pursuant to research agreements which the Company had with these institutions. The non-exclusive licenses were granted pursuant to agreements the Company has with Rockefeller, Yale University and Diamyd Therapeutics AB (“Diamyd”). Other than the patent license granted by Diamyd, Dr. Michael Kaplitt and/or Dr. Matthew During are named as one of the co-inventors on each patent.
     In accordance with TJU’s Intellectual Property Policy, an aggregate of 40% of all income it receives from licensing transactions is paid to the inventors. Dr. During has advised the Company that in each of 2006 and 2005 he received approximately $17,000 from TJU as a result of payments made by the Company to TJU under two exclusive license agreements. The amounts received by Dr. During represent approximately 18% of the total payments made by the Company to TJU in each of 2006 and 2005. Dr. During will also have a similar interest in future royalties that may become payable under the agreement with TJU.
     In accordance with Rockefeller’s Intellectual Property Policy, an aggregate of one-third of all income it receives from licensing transactions is paid to the inventors. Dr. Kaplitt has advised the Company that he received less than $2,000 in each of 2006 and 2005 from

Rockefeller as a result of payments made by the Company to Rockefeller under a non-exclusive license agreement. In December 2002, the Company issued to Rockefeller 368,761 shares of Common Stock in exchange for the cancellation of certain fees under a separate, exclusive patent license agreement with the Company. When, and if, Rockefeller sells these shares, Dr. Kaplitt estimates that he will be entitled to approximately 25% of the proceeds. Dr. Kaplitt will also have a similar interest in future royalties that may become payable under the agreement with Rockefeller.
     Currently, the Company has an agreement with Cornell in connection the development of gene therapy approaches for neurodegenerative disorders, including Parkinson’s disease, Huntington’s disease and epilepsy. Under this agreement, the Company has the right of first refusal to obtain from Cornell, upon commercially reasonable terms, exclusive license rights to any intellectual property developed in the course of the sponsored research projects.
     In August 2006, the Company entered into a Sublicense Agreement with Diamyd. Pursuant to the Sublicense Agreement, Diamyd granted to the Company a non-exclusive worldwide license to certain patent rights and technical information for the use of a gene version of GAD 65 in connection with its gene therapy treatment for Parkinson’s disease. The Company paid Diamyd an initial fee of $500,000 and will pay annual license maintenance fees, certain milestone and royalty payments to Diamyd as provided for in the Sublicense Agreement.
     Effective May 2006, the Company entered into a Sponsored Research Agreement (“Research Agreement”) with OSURF which provides for research covering the development of gene therapy approaches to neurodegenerative disorders, including Parkinson’s disease, epilepsy, Huntington’s disease, Alzheimer’s disease, as well as gene therapy approaches to pain, stroke, neurovascular diseases and other research. The Company has first right to negotiate with OSURF, on reasonably commercial terms, for an exclusive, worldwide right and license for commercial products embodying inventions conceived under the Research Agreement with the assistance of employees of OSURF.
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
     In addition to patents, the Company relies on trade secrets, technical know-how and continuing technological innovation to develop and maintain its competitive position. The Company requires all of its employees and scientific consultants to execute confidentiality and assignment of invention agreements. These agreements typically provide that (i) all materials and confidential information developed or made known to the individual during the course of the individual’s relationship with the Company is to be kept confidential and not disclosed to third parties except in specific circumstances and (ii) all inventions arising out of the relationship with the Company shall be the Company’s exclusive property. While the Company takes these and other measures to protect its trade secrets, they do not ensure against the unauthorized use and/or disclosure of its confidential information.
     The Company’s intellectual property rights may be called into question or subject to litigation. (See “Risk Factors-The Company’s Intellectual Property Rights may be Called into Question or Subject to Litigation” below).

     Manufacturing
     The Company, or third parties retained by it, will need to have available, or develop, capabilities for the manufacture of components and delivery systems utilized in the Company’s products, including all necessary equipment and facilities. In order to receive approval by the FDA and commercialize its product candidates, the Company must develop and implement manufacturing processes and facilities that comply with governmental regulations, including the FDA’s Good Manufacturing Practices (“GMP”). As discussed below, the Company has, to date, manufactured its own AAV and other components for its Phase I clinical trial for Parkinson’s disease. Nonetheless, the large scale manufacture and development of components and systems will require both time and significant funding. (See “Risk Factors” below).
     The Company’s two most advanced product candidates, AAVGAD for Parkinson’s disease, and AAVNPY for Temporal Lobe Epilepsy, are biological products requiring manufacture in specialized facilities. As the Company’s development programs advance through the phases of clinical development, the regulatory requirements for manufacture proportionately increase. The Company is planning to continue manufacturing product consistent with current GMP as defined by the FDA and commensurate with the clinical phase of development and commercial release. The Company does not currently own such a facility and it is evaluating whether it will seek to establish such capabilities on its own or it will contract with third parties for such manufacturing.
     The Company is currently negotiating and expects to complete a Vector Production Agreement with Cincinnati Children’s Hospital Medical Center (“CCHMC”) for the production of the viral vectors to be used in the Company’s planned Phase II clinical trial for Parkinson’s disease and Phase I clinical trial for epilepsy. The agreement will require CCHMC to produce such vectors in accordance with current GMP clinical phase of development.
     Pursuant to a research agreement, Auckland Uniservices, Ltd. the commercial research and knowledge transfer company for the University of Auckland in New Zealand, (“AUL”) has manufactured and delivered to the Company in bulk form all of the AAVGAD that the Company required to complete the Phase I clinical trial procedures for Parkinson’s disease. The Company’s laboratory purified the AAVGAD that it received from AUL to the final product form that was used in the trial. On October 15, 2006 the research agreement between AUL and the Company expired and was not renewed.
     Under the Company’s manufacturing and development agreement with Medtronic, dated April 27, 2005, the Company will develop a new catheter system for infusing gene therapies into the brain. Medtronic engineers are working with the Company’s scientists to develop this system for use in planned later-phase gene therapy studies. Currently, there is no commercial product available for infusion of gene therapeutics or any other type of biological agent into the brain, and all clinical trials to date, including the Company’s Phase I clinical trial for Parkinson’s disease, have utilized either experimental devices created specifically for the particular trial or have used technologies which were not designed for use in the brain. The goal of this program is to provide the Company with a proprietary technology to deliver its gene therapy agents which would facilitate acceptance and use by the general community of practicing neurosurgeons. The Company will make payments to Medtronic based upon Medtronic’s attainment of certain development milestones. As of December 31, 2006, the Company had paid $638,000 to Medtronic for milestones achieved under the manufacturing and development agreement.

     The Company does not have any experience in manufacturing products for commercial sale and, if the Company is not successful in establishing its own manufacturing capabilities or engaging a third-party to manufacture its products, no assurance can be provided that it will be able to reach its planned objectives. Furthermore, manufacturing costs could exceed the Company’s expectations and become prohibitive. (See “Risk Factors-The Company Does Not Have any Experience in Manufacturing Products for Commercial Sale” below).
     Competition
     The Company is aware of other companies currently conducting clinical trials of gene therapy products in humans to treat Parkinson’s disease or epilepsy, and recognizes that it faces intense competition from pharmaceutical companies, biotechnology companies, universities, governmental entities and other healthcare providers developing alternative treatments for these diseases. Alternative treatments include surgery, deep brain stimulator implants and the use of pharmaceuticals. The Company may also face competition from companies and institutions involved in developing gene therapy and cell therapy treatments for other diseases, whose technologies may be adapted for the treatment of central nervous system disorders. Some companies, such as Genzyme Corp. (“Genzyme”), Cell Genesys, Inc., and Targeted Genetics Corporation, have significant experience in developing and using AAV vectors to deliver gene therapy products.
     Ceregene, Inc., an affiliate company of Cell Genesys, Inc., announced on October 10, 2006 the initial results of its Phase I Parkinson’s disease gene therapy using AAV expressing the neurturin gene (a nerve growth factor). Ceregene also announced that is was planning to conduct a Phase II randomized controlled clinical trial once the Phase I trial was complete.
     Genzyme purchased the AAV gene therapy assets of Avigen, Inc. (“Avigen”) in December 2005, including Avigen’s AV201, an AAV vector containing the gene for AADC (aromatic amino acid decarboxylase) which is delivered directly to the part of the brain that requires dopamine to control movement. In August 2004, Avigen announced that the FDA authorized it to initiate a Phase I/II clinical trial of gene therapy for the treatment of Parkinson’s disease using AV201. Avigen commenced such trial with its first patient undergoing gene transfer surgery in December, 2004 and Genzyme has since taken over the control of the study.
     In February, 2005, Amgen, Inc. (“Amgen”), a major biotechnology company, announced that it had discontinued its clinical trials of infusion of a different growth factor into patients with Parkinson’s disease. The goal of this approach was to infuse a recombinant growth factor called glial-derived neurotrophic factor (GDNF) into the brains of patients with Parkinson’s disease in an attempt to stop the loss of dopamine cells and to possibly promote growth. Amgen announced that the decision to stop this program, which was in collaboration with Medtronic, was based upon results of their Phase II trial which showed no evidence of efficacy compared with a placebo group and some safety concerns.
     Many of the Company’s competitors have significantly greater research and development, marketing, manufacturing, financial and/or managerial resources than the Company enjoys. Moreover, developments by others may render the Company’s products or technologies noncompetitive or obsolete.

     Government Regulation
     All of the Company’s potential products must receive regulatory approval before they can be marketed. Human therapeutic products are subject to rigorous preclinical and clinical testing and other pre-market approval procedures administered by the FDA and similar authorities in foreign countries. In accordance with the Federal Food, Drug and Cosmetics Act, the FDA exercises regulatory authority over, among other things, the development, testing, formulation, manufacture, labeling, storage, record keeping, reporting, quality control, advertising, promotion, export and sale of the Company’s potential products. Similar requirements are imposed by foreign regulatory agencies. In some cases, state regulations may also apply.
     Gene therapy is a relatively new technology that has not been extensively tested or shown to be effective in humans. The FDA reviews all product candidates for safety at each stage of clinical testing. Safety standards must be met before the FDA permits clinical testing to proceed to the next stage. Also, efficacy must be demonstrated before the FDA grants product approval. The approval process, and ongoing compliance with applicable regulations after approval is time-intensive and involves substantial risk and expenditure of financial and other resources. (See “Risk Factors- The Company is Subject to Stringent Regulation; FDA Approvals” below)
     Preclinical studies generally require studies in the laboratory or in animals to assess the potential product’s safety and effectiveness. Preclinical studies include laboratory evaluation of toxicity, pharmacokinetics, how the body processes and reacts to the drug, and pharmacodynamics, whether the drug is actually having the expected effect on the body. Preclinical studies must be conducted in accordance with the FDA’s Good Laboratory Practice regulations and, before any proposed clinical testing in humans can begin, the FDA must review the results of these preclinical studies as part of an Investigational New Drug application.
     If preclinical studies of a product candidate, including animal studies, demonstrate safety, and laboratory test results are acceptable, then the potential product will undergo clinical trials to test the therapeutic agent in humans. Human clinical trials are subject to numerous governmental regulations that provide detailed procedural and administrative requirements designed to protect the trial participants. Each institution that conducts human clinical trials has an Institutional Review Board or Ethics Committee charged with evaluating each trial and any trial amendments to ensure that the trial is ethical, subjects are protected and the trial meets the institutional requirements. These evaluations include reviews of how the institution will communicate the risks inherent in the clinical trial to potential participants, so that the subjects may give their informed consent. Clinical trials must be conducted in accordance with the FDA’s Good Clinical Practices regulations and the protocols the company establishes to govern the trial objectives, the parameters to be used for monitoring safety, the criteria for evaluating the efficacy of the potential product and the rights of each trial participant with respect to safety. FDA regulations require the Company to submit these protocols as part of the application. FDA review or approval of the protocols, however, does not necessarily mean that the trial will successfully demonstrate safety and/or efficacy of the potential product. (See “Risk Factors- The Company is Subject to Stringent Regulation; FDA Approvals” below)
     Institutions that receive NIH funding for gene therapy clinical trials must also comply with the NIH Recombinant DNA Guidelines, and the clinical trials are subject to a review by the NIH’s Office of Biotechnology Activities Recombinant DNA Advisory Committee (“RAC”) RAC. The outcome of this review can be either an approval to initiate the trial without a public review or a requirement that the proposed trial be reviewed at a quarterly committee meeting. A clinical trial will be publicly reviewed when at least three of the committee members or the Director of the Office of Biotechnology Activities recommends a public review. The review by the RAC may also delay or impede the Company’s clinical trials. (See “Risk Factors – The Company’s Research Activities are Subject to Review by the RAC” below)
     Clinical trials are typically conducted in three phases often involving multiple clinical trials in each phase. In Phase I, clinical trials generally involve a small number of subjects, who may or may not be afflicted with the target disease, to determine the preliminary safety profile. In Phase II, clinical trials are conducted with larger groups of subjects afflicted with the target disease in order to establish preliminary effectiveness and optimal dosages and to obtain additional evidence of safety. In Phase III, large-scale, multi-center, comparative clinical trials are conducted with subjects afflicted with the target disease in order to provide enough data for the statistical proof of efficacy and safety required by the FDA and other regulatory agencies for market approval. The Company report its progress in each phase of clinical testing to the FDA, which may require modification, suspension or termination of the clinical trial if it deems patient risk too high. The length of the clinical trial period, the number of trials conducted and the number of enrolled subjects per trial vary, depending on the Company’s results and FDA requirements for the particular clinical trial. Although the Company and other companies in its industry have made progress in the field of gene therapy, it cannot predict what the FDA will require in any of these areas to establish to its satisfaction the safety and effectiveness of the product candidate. (See “Risk Factors- The Company is Subject to Stringent Regulation; FDA Approvals” below)
     If the Company successfully completes clinical trials for a product candidate, it must obtain FDA approval or similar approval required by foreign regulatory agencies, as well as the approval of several other governmental and nongovernmental agencies, before it can market the product in the United States or in foreign countries. Current FDA regulations relating to biologic therapeutics require the Company to submit an acceptable Biologics License Application, or BLA, to the FDA and receive approval before the FDA will permit commercial marketing. The BLA includes a description of the Company’s product development activities, the results of preclinical studies and clinical trials and detailed manufacturing information. Unless the FDA gives expedited review status, this stage of the review process generally takes at least one year. Should the FDA have concerns with respect to the potential product’s safety and efficacy, it may request additional data, which could delay product review or approval. The FDA may ultimately decide that the BLA does not satisfy its criteria for approval and might require the Company to do any or all of the following:
•	modify the scope of its desired product claims;

•	add warnings or other safety-related information; and/or

•	perform additional testing.
     Because the FDA has not yet approved any gene therapy products, it is not clear what, if any, unforeseen issues may arise during the approval process. While the Company expects this regulatory structure to continue, it also expects the FDA’s regulatory approach to product approval, and its requirements with respect to product testing, to become more predictable as its scientific knowledge and experience in the field of gene therapy increases. Adverse events in the field of gene therapy or other biotechnology-related fields, however, could result in greater governmental regulation, stricter labeling requirements and potential regulatory delays in the testing or approval of gene therapy products. (See “Risk Factors- Events in the General Field of Gene Therapy may Affect the Company’s Ability to Develop its Products” below.)
     Once approved by the FDA, marketed products are subject to continual FDA review, which could result in restrictions on marketing a product or in its withdrawal from the market, as well as potential criminal penalties or sanctions. (See “Once Approved by the FDA, the Company’s Products Would Be Subject to Continual FDA Review” and “The Company may Face Liability Due to its Use of Hazardous Materials” under “Risk Factors” below)
     Employees
     As of December 31, 2006, the Company had eight full-time employees, of which five are directly involved in its research and development activities, including product development, manufacturing, regulatory affairs and clinical affairs. Four of the Company’s employees have Ph.D. degrees, having expertise in virology, protein chemistry and molecular biology. The Company’s employees are not subject to any collective bargaining agreements and the Company regards its relations with its employees to be good.
     Scientific Advisory Board
     The Company has assembled the Scientific Advisory Board (“SAB”) to advise the Company on the selection, implementation and prioritization of its research programs. The SAB, which currently consists of the following seven scientists, met one time in 2006.
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
     Andrew J. Brooks, Ph.D. Dr. Brooks has been a member of the SAB since January 2002. Dr. Brooks receives an annual fee of $12,000 for his participation in the SAB. Dr. Brooks is currently the Director of the Bionomics Research and Technology Center (BRTC) at the Environmental and Occupational Health Science Institute of the University of Medicine and Dentistry of New Jersey. He is also the Associate Director of Technology Development at Rutgers University’s Cell and DNA Repository and an Associate Professor of Environmental Medicine and Genetics at UMDNJ. Dr. Brooks is a molecular neuroscientist whose research focuses on deciphering the molecular mechanisms that underlie memory and learning. These studies investigate gene-environment interactions in the context of aging, neurodegenerative disease and neurotoxicant exposure. Previously, Dr. Brooks was the Director of the Center for

Functional Genomics in the Aab Institute for Biomedical Science at the University of Rochester from which he also received his Ph.D.
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
     Andres M. Lozano, M.D., Ph.D. Dr. Lozano has been a member of the SAB since April 2001. Dr. Lozano receives an annual fee of $12,000 for his participation in the SAB. He is currently Professor of Neurosurgery and holds the Ronald Tasker Chair in Stereotactic and

Functional Neurosurgery at The University of Toronto. Dr. Lozano received his M.D. from the University of Ottawa and a Ph.D. from McGill University. He completed a residency in Neurosurgery at the Montreal Neurological Institute prior to joining the staff at the University of Toronto. Dr. Lozano is currently the President of the American Society for Stereotactic and Functional Neurosurgery and the President-elect of the World Society for Stereotactic and Functional Neurosurgery.
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
RISK FACTORS
     The following sets forth some of the business risks and challenges facing the Company as it seeks to develop its business:
The Company is Still in the Development Stage and has not Generated any Revenues
     From inception through December 31, 2006, the Company has incurred net losses of approximately $21.2 million and negative cash flows from operating activities of approximately $16.2 million. Because it may take years to develop, test and obtain regulatory approval for a gene-based therapy product before it can be sold, the Company likely will continue to incur significant losses and cash flow deficiencies for the foreseeable future. Accordingly, it may never be profitable and, if it does become profitable, it may be unable to sustain profitability.
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
•	obtain the regulatory approvals necessary to commercialize product candidates that it may develop in the future;

•	manufacture, or arrange for third-parties to manufacture, future product candidates in a manner that will enable the company to be profitable;

•	attract, retain and manage a large, diverse staff of physicians and researchers;

•	establish sales, marketing, administrative and financial functions;

•	develop relationships with third-party collaborators to assist in the marketing and/or distribution of the technologies that the Company may develop;

•	make, use and sell future product candidates without infringing upon third party intellectual property rights;

•	secure meaningful intellectual property protection covering its future product candidates; or

•	respond effectively to competitive pressures.
     The Company will need to establish or otherwise arrange for such functions in order to operate in the long term.
If the Clinical Trials for Parkinson’s Disease are Unsuccessful, it would Likely have a Material Adverse Effect on the Company’s Operations
     The Company completed its Phase I human clinical trial for the treatment of Parkinson’s disease in 2006. The Company plans to pursue a Phase II clinical trial prior to conducting a pivotal trial which could lead to commercialization of the product. However, the Company cannot ensure that the trial can be completed successfully or that there will be no adverse effects or immunologic reaction in the patients.
     If the planned clinical trials for treatment of Parkinson’s disease are unsuccessful, future operations and the potential for profitability will be significantly adversely affected and the business may not succeed. (See “Business of the Company-Parkinson’s Disease” above).
The Company Cannot Ensure that it will be Able to Pursue Further Trials for its Product Candidates or the Timing of any Future Trials
     The Company’s ability to conduct further trials for its product candidates depends upon a number of factors beyond the Company’s control, including, but not limited to, regulatory reviews of trials, procurement of licenses from third parties and access to third party manufacturing facilities. Accordingly, the Company is unable to assure that it will be able to pursue further trials for any of its product candidates or the timing of any such trials. As described directly below, the Company’s ability to pursue further trials also depends upon the

Company’s ability to retain its current key physicians and researchers. Additionally, as described above under “The Company does not have Sufficient Funds to Continue its Operations in the Long Run or To Commercialize its Product Candidates”, the Company will be required to raise additional capital from time to time in order to fund further trials.
The Company’s Future Success Depends Upon Key Physicians and Researchers
     The Company’s future success depends, to a significant degree, on the skills, experience and efforts of its current key physicians and researchers, including Dr. Matthew During and Dr. Michael Kaplitt. If either of Dr. During or Dr. Kaplitt were unable or unwilling to continue his present relationship with the Company, it is likely that the Company’s business, financial condition, operating results and future prospects would be materially adversely affected. Dr. During and Dr. Kaplitt are not employees of the Company and they devote their attention to other projects and ventures in addition to the services that they render to the Company.
The Company is Subject to Stringent Regulation; FDA Approvals
     The industry in which the Company competes is subject to stringent regulation by certain regulatory authorities. The Company may not obtain regulatory approval for any future product candidates it develops. To market a pharmaceutical product in the United States requires the completion of rigorous pre-clinical testing and clinical trials and an extensive regulatory approval process implemented by the FDA. Satisfaction of regulatory requirements typically takes several years, depends upon the type, complexity and novelty of the product and requires the expenditure of substantial resources. The Company may encounter difficulties or unanticipated costs in its efforts to secure necessary governmental approvals, which could delay or prevent the marketing of its product candidates. The Company may encounter delays or rejections in the regulatory approval process resulting from additional governmental regulation or changes in policy during the period of product development, clinical trials and FDA regulatory review. In addition, the regulatory requirements governing gene therapy product candidates and commercialized products are subject to change.
     Additionally, before the Company is able to market its products, it must have access to an FDA approved catheter system that has been tested and found compatible to infuse the Company’s gene therapy product into the brain. Currently the Company is expecting to use a catheter system currently being developed by Medtronic. To date, such system has not received regulatory approval.
     To the Company’s knowledge, to date, neither the FDA nor any other regulatory agency has approved a gene therapy product for sale in the United States.
The Company’s Research Activities are Subject to Review by the RAC
     As noted above, institutions that receive NIH funding for gene therapy clinical trials are subject to a review by the RAC. The outcome of this review can be either an approval to initiate the trial without a public review or a requirement that the proposed trial be reviewed at a quarterly committee meeting. Should the RAC require a public hearing, the start of the trial must be delayed until after the hearing date. Although the NIH guidelines do not have regulatory status, the RAC review process can impede the initiation of the trial, even if the FDA has reviewed the trial and approved its initiation. Additionally, before any clinical trial can be initiated at an NIH-funded site, the Institutional Biosafety Committee of that site must perform a review of the proposed clinical trial and ensure there are no safety issues associated with the trial.
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
The Company Will Need to Conduct Significant Additional Research and Testing Before Conducting Clinical Trials Involving Future Product Candidates
     Before the Company can conduct clinical trials involving future product candidates, the Company will need to conduct substantial research and animal testing, referred to as preclinical testing. It may take many years to complete preclinical testing and clinical trials and failure could occur at any stage of testing. Acceptable results in early testing or trials may not be repeated in later tests. Whether any products in preclinical testing or early stage clinical trials will receive approval is unknown. Before applications can be filed with the FDA for product approval, the Company must demonstrate that a particular future product candidate is safe and effective. The Company’s failure to adequately demonstrate the safety and efficacy of future product candidates would prevent the FDA from approving such products. The Company’s product development costs will increase if it experiences delays in testing or regulatory approvals or if it becomes necessary to perform more or larger clinical trials than planned. If the delays are significant, they could negatively affect the Company’s financial results, ability to raise capital and the commercial prospects for future product candidates.
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
•	the safety and efficacy of future product candidates, as demonstrated in clinical trials;

•	favorable regulatory approval and product labeling;

•	the frequency of product use;

•	the availability, safety, efficacy and ease of use of alternative therapies;

•	the price of future product candidates relative to alternative therapies; and

•	the availability of third-party reimbursement.
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
Side Effects, Patient Discomfort, Defects or Unfavorable Publicity May Affect the Company’s Ability to Commercialize its Products
     The Company’s results for its Phase I trial for Parkinson’s disease indicate that this treatment appears to be safe and well-tolerated in advanced Parkinson’s disease, with no evidence of adverse effects or immunologic reaction related to the study treatment. However, the Company cannot assure that it will not discover unanticipated side effects, patient discomfort or product defects in connection with its trials for any other product candidates. Unanticipated side effects, patient discomfort, or product defects discovered in connection with the Company’s future trials may significantly impact the Company’s ability to commercialize its products or achieve market acceptance. Commercialization could also be materially affected by unfavorable publicity concerning any of the Company’s future product candidates, or any other product incorporating technology similar to that used by future product candidates.
The Company Does not have any Experience in Manufacturing Products for Commercial Sale
     The Company does not have any experience in manufacturing products for commercial sale and, if the Company is not successful in engaging a third-party to manufacture its products, no assurance can be provided that it will be able to:
•	develop and implement large-scale manufacturing processes and purchase needed equipment and machinery on favorable terms;

•	hire and retain skilled personnel to oversee manufacturing operations;

•	avoid design and manufacturing defects; or

•	develop and maintain a manufacturing facility in compliance with governmental regulations, including the FDA’s GMP.

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
The Company may be Subject to Product Liability Claims in Connection with its Clinical Trials
     Clinical trials of future product candidates, and any subsequent sales of products employing the Company’s technology, may involve injuries to persons using those products as a result of mislabeling, misuse or product failure. Product liability insurance is expensive. Although the Company has purchased product liability insurance to cover claims made in connection with its completed Phase I clinical trial and planned Phase II clinical trial for Parkinson’s disease, there can be no assurance that this insurance will be available to the Company in the future on satisfactory terms, if at all. A successful product liability claim or series of claims brought against the Company in excess of any insurance coverage that it may obtain in the future would have a material adverse effect on its business, financial condition, results of operations and future prospects.
The Company may Face Liability Due to its Use of Hazardous Materials
     The Company’s research and development processes may involve the use of hazardous materials, including chemicals and radioactive and biological materials. The risk of accidental contamination or discharge or any resultant injury from these materials cannot be completely eliminated. Federal, state and local laws and regulations govern the use, manufacture, storage, handling and disposal of these materials, including, but not limited to, the Occupational Safety and Health Act, the Environmental Protection Act, the Toxic Substances Control Act and the Resource Conservation and Recovery Act. The Company could be subject to civil damages in the event of an improper or unauthorized release of, or exposure of individuals to, such hazardous materials. In addition, claimants may sue the Company for injury or contamination that results from its use or the use by third parties of these materials and the Company’s liability may exceed its total assets. Compliance with environmental laws and regulations may be expensive and current or future environmental regulations may impair the Company’s research, development or production efforts.
Once Approved by the FDA, the Company’s Products Would Remain Subject to Continual FDA Review
     Once approved by the FDA, marketed products are subject to continual FDA review. Later discovery of previously unknown problems or failure to comply with applicable regulatory requirements may result in restrictions on marketing a product or in its withdrawal from the market, as well as potential criminal penalties or sanctions. In addition, the FDA requires that manufacturers of a product comply with current Good Manufacturing Practices requirements, both as a condition to product approval and on a continuing basis. In complying with these requirements, the Company expects to expend significant amounts of time, money and effort in production, record keeping and quality control. All manufacturing facilities are subject to periodic inspections by the FDA. If major problems are identified during these inspections that could impact patient safety, the FDA could subject the Company to possible action, such as the suspension of product manufacturing, product seizure, withdrawal of approval or other regulatory sanctions. The FDA could also require the Company to recall a product.
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
     Other factors and assumptions not identified above could also cause the actual results to differ materially from those set forth in the forward-looking statements. Additional information regarding factors which could cause results to differ materially from management’s expectations is found in the section entitled “Risk Factors” starting on page 19. Although the Company believes these assumptions are reasonable, no assurance can be given that they will prove correct. Accordingly, you should not rely upon forward-looking statements as a prediction of actual results. Further, the Company undertakes no obligation to update forward-looking statements after the date they are made or to conform the statements to actual results or changes in the Company’s expectations.

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
     On November 3, 2006, the Company entered into a lease (the “BPRA Lease”) with Bridge Plaza Realty Associates, LLC (“BPRA”) for an additional 703 square feet of office space at One Bridge Plaza, Fort Lee, New Jersey 07024. The BPRA Lease will commence upon the completion of build out work performed by BPRA and will expire three years thereafter. The BPRA Lease provides for a base annual rent of approximately $21,000 or $2,000 per month through its term.
     In addition, effective February 1, 2008 through March 2010, the BPRA Lease will include the 1,185 square feet of office space currently subleased from PCS, with such office space being leased by the Company at a base annual rent of $36,000 or $3,000 per month through the term of the lease.
     Effective April 2006, the Company terminated its lease of approximately 2,000 square feet of laboratory space at Columbia in New York City.
     In April 2006, the Company entered into a Facility Use Agreement (the “Facility Use Agreement”) and Visiting Scientist Agreements with OSU, all of which allow three of the Company’s scientists to access and use OSU’s laboratory facilities and certain equipment to perform their research under the direction of Dr. Matthew During. The term of the Facility Use Agreement is four years, subject to earlier termination under certain circumstances. The Company paid OSU an initial amount of $23,000 representing prepaid rent for the first year of the Facility Use Agreement. Unless sooner terminated the Company will pay an additional $70,000 over the remaining three years of such agreement.
     One of the Company’s scientists conducts research at Cornell University in New York City under the direction of Dr. Michael Kaplitt, as provided for by the Company’s research agreement with Cornell University.
     Management believes that the properties the Company leases are adequately covered by insurance.
Item 3. Legal Proceedings
     None.
Item 4. Submission of Matters to a Vote of Security Holders
     No matters were submitted to a vote of security holders during the fourth quarter of 2006.

PART II
Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters
     The Company had 565 stockholders of record as of December 31, 2006. The Company did not pay cash dividends during the two year period ended December 31, 2006 and does not currently expect to pay any cash dividends to stockholders in the foreseeable future.
     The Common Stock is traded on the OTC Bulletin Board under the symbol “NRGX”.
     The following table shows the high and low bid quotations as furnished by Bloomberg. The quotations shown reflect inter-dealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions.
High and Low Bid Prices of Common Stock

	2006		2005
	High	Low	High	Low
First quarter	$2.05	$1.60	$2.40	$1.50
Second quarter	$1.80	$1.15	$2.40	$1.74
Third quarter	$1.65	$1.10	$2.05	$1.50
Fourth quarter	$1.16	$0.62	$2.10	$1.45
Company Equity Compensation Plans
     The following table sets forth information as of December 31, 2006, with respect to compensation plans (including individual compensation arrangements) under which equity securities of the Company are authorized for issuance.

			Number of securities
	Number of securities to	Weighted-average	remaining available
	be issued upon exercise	exercise price of	for future issuance
	of outstanding options,	outstanding options,	under equity
Plan Category	warrants and rights	warrants and rights	compensation plans

2000 Stock Option Plan approved by stockholders	2,946,815	$1.49	713,185

Other equity compensation plans approved by stockholders	69,014	$1.56	—

Total	3,015,829	$1.50	713,185

Item 6. Management’s Discussion and Analysis or Plan of Operation
     The following discussion should be read in conjunction with the audited financial statements and accompanying notes of the Company for the fiscal year ended December 31, 2006. The Company’s fiscal year ends on the last day of December in each year. References to 2006 and 2005 shall mean the Company’s fiscal year ended on December 31st of such year. All amounts in this Item 6 are in thousands.

Business Overview
     The Company is a development stage company that is engaged in the research and development of proprietary treatments for disorders of the brain and central nervous system using gene therapy and other innovative therapies. These treatments are designed as alternatives to conventional surgical and pharmacological treatments.
     To date, the Company has not generated any operating revenues and has incurred annual net losses. From inception through December 31, 2006, the Company had an accumulated deficit of $23,786, and it expects to incur additional losses in the foreseeable future. The Company recognized net losses of $7,046 for the year ended December 31, 2006, and $5,345 for the year ended December 31, 2005. The increase in net loss is primarily due to increased expenditures related to the progression of the Company’s research and development programs in Parkinson’s disease and epilepsy and the expanded administrative infrastructure needed to support that progression.
     Since its inception, the Company has financed its operations primarily through sales of its equity and debt securities. From inception through December 31, 2006, the Company received proceeds primarily from private sales of equity and debt securities and from the Merger of approximately $24,831 in the aggregate. Although its costs of administration and public company compliance have increased this year, the Company has devoted a significant portion of its capital resources to the research and development of its products.
     The Company’s primary efforts are directed to develop therapeutic products (i) to meet the needs of patients suffering from Parkinson’s disease and (ii) the needs of patients suffering from a type of human epilepsy known as temporal lobe epilepsy or “TLE.”
     Parkinson’s Disease
     In October 2006, the Company announced that it had completed its Phase I clinical trial of gene therapy for Parkinson’s disease and presented its results for the 12 treated subjects at the Annual Meeting of the Society of Neuroscience in Atlanta. The results indicated that the treatment appears to be safe and well-tolerated in patients with advanced Parkinson’s disease, with no evidence of adverse effects or immunologic reaction related to the study treatment. The trial, in which treatment was confined to only one side of the brain, also yielded statistically significant clinical efficacy and neuro-imaging results.
     The Company is planning to commence a Phase II clinical trial in the second half of 2007. The trial will be a randomized, controlled study designed, among other things, to further establish the effectiveness and the safety of the treatment. The trial will be conducted in multiple medical centers and the treatment will be infused bi-laterally in trial subjects. Commencement of such trial is subject, among other things, to concurrence by the FDA, the Company’s ability to manufacture product on a timely basis, the availability of funding and the availability of the catheter system being developed by Medtronic. (For further information, see “Plan of Operation” below).
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
     Other Therapies
     The Company will also continue its efforts in developing therapies to treat other neurodegenerative and metabolic disorders including Huntington’s disease under its research agreements with Cornell and The Ohio State University. (See “Business of the Company-Patents and Other Proprietary Rights” above).
Plan of Operation
     As discussed above under “Business Overview—Parkinson’s Disease”, in October 2006, the Company announced that it had completed its Phase I clinical trial of gene therapy for Parkinson’s disease and presented its results for the 12 treated subjects at the Annual Meeting of the Society of Neuroscience in Atlanta. The results indicated that the treatment appears to be safe and well-tolerated in patients with advanced Parkinson’s disease, with no evidence of adverse effects or immunologic reaction related to the study treatment. The trial, in which treatment was confined to only one side of the brain, also yielded statistically significant clinical efficacy and neuro-imaging results.
     The Company currently plans to conduct a Phase II clinical study prior to conducting a pivotal trial for its treatment of Parkinson’s disease, commencing in the second half of 2007. The trial will be a multi-center, randomized, controlled study with subjects being treated bi-laterally. The trial will be designed, among other things, to further establish the effectiveness and safety of the treatment. The scope and timing of such trials will largely depend upon FDA concurrence, the ability to manufacture product on a timely basis, the availability of funding, the availability of the catheter system being developed by Medtronic and other factors.
     The Company will also take steps to move toward a pivotal trial for treatment of Parkinson’s disease, and hopes to be in a position to file its protocol with the FDA in 2009. The Company presently estimates that the pivotal trial could be completed in 2011 and the estimated total costs to reach that milestone are expected to be between $20,000 and $30,000.
     The cost and timing for further trials and FDA approval are subject to numerous risks, as further described under “Risk Factors” above.
     The Company also intends to focus its efforts on advancing its product development for the treatment of epilepsy. The Company expects to commence such trial in the second half of 2007. The Company expects the cost of such trial to amount to approximately $1,000. The scope and timing of such trial will, in large part, depend upon, FDA concurrence and the successful completion of certain license arrangements.
     The Company currently expects that, if the project progresses and certain other conditions are met, it can file for FDA approval for its epilepsy product by 2012, and the estimated total costs to reach that milestone are currently expected to be between $15,000 and $25,000.
     The Company has also recently undertaken efforts to develop gene therapy for the treatment of other neurodegenerative and metabolic disorders, including Huntington’s disease, with a goal of advancing towards an initial Phase I clinical trial within the next 3 years.
     Over the next 12 months, in addition to its normal recurring expenditures, the Company expects to spend approximately: $1,300 in Phase II clinical trial expenses with regard to its Parkinson’s treatment; $750 in Phase I clinical trial expenses with regard to its epilepsy product; $1,000 in costs associated with operating as a publicly traded company, such as legal fees, accounting fees, insurance premiums, stock market listing fees and investor and public relations fees; $850 in research and licensing fees; and $300 in expenses in order to scale up its manufacturing capabilities for the supply of product for a Parkinson’s pivotal trial.
Results of Operations
Year Ended December 31, 2006 Compared to the Year Ended December 31, 2005
     Revenues. The Company did not generate any operating revenues in 2006 and 2005.
     Research and Development Expenses. The following table summarizes the Company’s research and development expenses for fiscal years ended December 31, 2006 and 2005:

	2006	2005	$ Change
License & Research Agreements	$847	$499	$348
Development and Manufacturing	824	761	63
Compensation Expenses	620	321	299
Medical and Scientific Consultants	679	482	197
Clinical Trial Expenses	132	361	(229)
Laboratory Supplies	214	251	(37)
Other R&D Expenses	265	160	105

Totals	$3,581	$2,835	$746

     Research and development expenses increased by $746 in 2006 over the comparable expense in 2005. The increase is, in part, due to the $500 initial fee paid to Diamyd Therapeutics AB for the license of their patent rights and technical information of a gene version of GAD 65 (see Business of the Company – Patents and Other Proprietary Rights). The increase was also due to $321 in costs incurred in 2006 associated with the manufacturing of product to be used in the Company’s future clinical trials, $598 in increased costs for the compensation and travel of Company scientists and scientific consultants and $107 in costs associated with the Sponsored Research Agreement entered into with OSURF. These increases were offset by a reduction, from the prior comparable period of $257 in charges related to the development and manufacturing agreement and the stock purchase agreement entered into with Medtronic in April 2005 and $229 due to the winding down of the treatment of patients as part of the Company’s Phase I clinical trial for Parkinson’s disease. The Company also benefited from the elimination of $281 in costs, incurred in the year ended December 31, 2005 under a research agreement with Auckland Uniservices, Ltd.

     General and Administrative Expenses. General and administrative expenses increased by $1,217 to $3,904 in 2006 as compared to $2,687 in 2005. This increase was primarily due to a $1,296 increase in compensation expense in 2006, mainly related to (i) the $232 charge for the accelerated vesting of and the extension of the exercise period for Michael Sorell’s stock options in connection with his resignation, (ii) the $185 charge for severance payable to Dr. Sorell in connection with his resignation, (iii) the cash and non-cash compensation charges of $334 for John E. Mordock in connection with his hiring as the Company’s President and CEO in July 2006, (iv) the cash and non-cash compensation charges of $289 for Marc L. Panoff in connection with his hiring as the Company’s Chief Financial Officer and Treasurer and (v) non-cash compensation charges of $279 related to options granted to the Company’s directors.
     Other Income (Expense), Net. The Company had net other income of $439 in 2006 as compared to net other income of $177 in 2005. This increase is a result of increased interest income earned on funds received by the Company during the fiscal year ended December 31, 2006 from its private placement of its Series C Preferred Stock.
Liquidity and Capital Resources
     Cash and cash equivalents were $10,478 at December 31, 2006.
     The Company is still in the development stage and has not generated any operating revenues as of December 31, 2006. In addition, the Company will continue to incur net losses and cash flow deficiencies from operating activities for the foreseeable future.
     Based on its cash flow projections, the Company believes that the Company’s current resources will enable it to continue as a going concern through at least December 31, 2007. Although the Company believes that its resources are sufficient to begin its planned Phase II clinical trial for Parkinson’s disease and complete a Phase I clinical trial for epilepsy, the Company’s resources are not sufficient to allow it to perform all of the clinical trials required for drug approval and marketing, including a pivotal trial for Parkinson’s disease. Accordingly, it will continue to seek additional funds through public or private equity offerings, debt financings or corporate collaboration and licensing arrangements. The Company does not know whether additional financing will be available when needed or, if available, will be on acceptable or favorable terms to it or its stockholders. (See “Risk Factors” above).
     Net cash used in operating activities was $4,888 in fiscal year 2006 as compared to $3,619 in fiscal year 2005. The $1,269 increase in net cash used in operations was primarily due to a larger net loss of approximately $1,701 in fiscal 2006 over fiscal 2005. The increase in net cash used was also due to adjustments to net income related to an increase in net operating assets in 2006 of $318. This increase was offset by $750 in adjustments to net income for increased non-cash expenses, such as stock-based compensation expense, depreciation expense and amortization expense.
     The Company has net cash provided by investing activities of $2,512 during the fiscal year ended December 31, 2006 versus net cash used in investing activities during the fiscal year ended December 31, 2005, of $1,418. The $3,930 difference was primarily attributable to a decrease in net purchases of marketable securities of $4,000.
     Net cash provided by financing activities during the year ended December 31, 2006 was $11,599 as compared to $5,170 during the year ended December 31, 2005. During the year ended December 31, 2006, the Company completed a private placement of its Series C Preferred Stock to investors led by General Electric Pension Trust and Daimler Chrysler Corporation Master Retirement Trust that yielded $11,612 in net proceeds. During the year ended December 31, 2005, the Company completed a private placement of its Common Stock to a group of investors led by Merlin Biomed Group that yielded $5,066 in net proceeds.
Critical Accounting Estimates and Policies
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
     The accounting policies and estimates used as of December 31, 2006, as outlined in the accompanying notes to the financial statements, have been applied consistently for the year ended December 31, 2006.
     Carrying Value of Fixed and Intangible Assets
     The Company’s fixed assets and certain of its patents have been recorded at cost. The Company’s fixed assets are being amortized using accelerated methods and its patents are being amortized on a straight-line basis over the estimated useful lives of those assets. If the Company becomes aware of facts that indicate one or more of those assets may be impaired, the Company assesses whether the carrying value of such assets can be recovered through undiscounted future operating cash flows. If the Company determines that an asset is impaired, the Company measures the amount of such impairment by comparing the carrying value of the asset to the fair value determined by the present value of the expected future cash flows associated with the use of the asset. Adverse changes to the Company’s estimates of the future cash flows to be received from a particular long-lived asset could indicate that the asset is impaired, and would require the Company to write-down the asset’s carrying value at that time.
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
     Stock Based Compensation
     Effective January 1, 2006, the Company adopted SFAS No. 123R, “Accounting For Share-Based Compensation.” From that date forward, the Company records share-based compensation expense for all stock options issued to all persons to the extent such options vest on January 1, 2006 or later. That expense is determined under the fair value method using the Black-Scholes option pricing model. The Company records that expense ratably over the period the stock options vest.
     Prior to January 1, 2006, the Company applied Accounting Principles Board Opinion No. 25 (APB No. 25), “Accounting for Stock Issued to Employees” and related interpretations for determining compensation expense related to its stock option grants. Under that principle, the Company measured compensation expense for stock options issued to its directors and employees using the intrinsic value of the stock option at date of grant, which generally resulted in the Company recording no compensation expense since the intrinsic value of those stock options was typically zero at the date of grant due to the exercise price of those stock options being equal to the fair value of its shares on the date of grant. Compensation expense for stock options issued to all other persons was measured using the fair value of the stock option at the date of grant determined under the Black-Scholes option pricing model, which generally resulted in the Company recording a compensation expense.
     The Black-Scholes option pricing model used to compute share-based compensation expense requires extensive use of accounting judgment and financial estimates. Items requiring estimation include the expected term option holders will retain their vested stock options before exercising them, the estimated volatility of the Company’s common stock price over the expected term of a stock option, and the number of stock options that will be forfeited prior to the completion of their vesting requirements. Application of alternative assumptions could result in significantly different share-based compensation amounts being recorded in the Company’s financial statements.
     The Company implemented SFAS No. 123R using the modified prospective transition method. Under this method, prior periods are not restated.
Recent Accounting Pronouncements
     In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 (“SFAS 157”), “Fair Value Measurements,” which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. Earlier adoption is permitted, provided the company has not yet issued financial statements, including for interim periods, for that fiscal year. The Company is currently evaluating the impact of SFAS 157, but does not expect the adoption of SFAS 157 to have a material impact on its consolidated financial position, results of operations or cash flows.

     In July 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”) “Accounting for Uncertainty in Income Taxes (an interpretation of FASB Statement No. 109”) which is effective for fiscal years beginning after December 15, 2006. The new guidance will be effective for the Company on January 1, 2007. This interpretation was issued to clarify the accounting for uncertainty in the amount of income taxes recognized in the financial statements by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The provisions of FIN 48 are effective as of the beginning of 2007, with the cumulative effect of the change in accounting principle recorded as an adjustment to retained earnings. The Company does not expect the adoption of FIN 48 to have a material impact on its consolidated financial position, results of operations or cash flows.

Item 7. Financial Statements
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Neurologix, Inc.
Fort Lee, NJ
We have audited the accompanying consolidated balance sheet of Neurologix, Inc. and subsidiary (the “Company”) (a development stage company) as of December 31, 2006, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2006, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.
As described in Note 2(k), in 2006 the Company adopted provisions of Statement of Financial Accounting Standards No. 123(R), “Share Based Payment,” utilizing the modified prospective transition method.
/s/ BDO Seidman, LLP
BDO Seidman, LLP
New York, New York
March 27, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Neurologix, Inc.
We have audited the accompanying consolidated statements of operations, changes in stockholders’ equity (deficiency) and cash flows of Neurologix, Inc. and subsidiary (the “Company”) (a development stage company) for the year ended December 31, 2005 and for the period from February 12, 1999 (inception) through December 31, 2005 as such amounts relate to the period from February 12, 1999 (date of inception) through December 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of the Company (a development stage company) for the year ended December 31, 2005 and for the period from February 12, 1999 (inception) through December 31, 2005 as such amounts relate to the period from February 12, 1999 (date of inception) through December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.
The consolidated financial statements referred to above have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements in the 2005 10-KSB, the Company has incurred recurring losses from operations and has had negative cash flows from its operating activities. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 1. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
/s/ J.H. Cohn LLP
Jericho, New York
March 24, 2006

NEUROLOGIX, INC. AND SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED BALANCE SHEET
(Amounts in thousands, except share and per share amounts)

December 31,
2006
ASSETS
Current assets:
Cash and cash equivalents	$10,478
Prepaid expenses and other current assets	413

Total current assets	10,891
Equipment, less accumulated depreciation of $329	169
Intangible assets, less accumulated amortization of $79	512
Other assets	8

Total Assets	$11,580

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$729

Total liabilities	729

Commitments and contingencies
Stockholders’ equity:
Preferred stock; 5,000,000 shares authorized
Series A – Convertible, $.10 par value; 300,000 shares designated, 645 shares issued and outstanding with an aggregate liquidation preference of $645	—
Series B – $.10 par value; 4,000,000 shares designated, no shares issued and outstanding	—
Series C – Convertible, $.10 par value; 700,000 shares designated, 368,155 shares issued and outstanding with an aggregate liquidation preference of $12,708,162	37
Common Stock:
$.001 par value; 60,000,000 shares authorized, 26,542,924 issued and outstanding	27
Additional paid-in capital	34,573
Deficit accumulated during the development stage	(23,786)

Total stockholders’ equity	10,851

Total Liabilities and Stockholders’ Equity	$11,580

See accompanying notes to consolidated financial statements.

NEUROLOGIX, INC. AND SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except share and per share amounts)

			For the period
			February 12, 1999
			(inception) through
	Year Ended December 31,		December 31, 2006
	2006	2005
Revenues	$—	$—	$—

Operating expenses:
Research and development	3,581	2,835	11,399
General and administrative expenses	3,904	2,687	10,111

Loss from operations	(7,485)	(5,522)	(21,510)

Other income (expense):
Dividend, interest and other income	441	181	756
Interest expense-related parties	(2)	(4)	(411)

Other income, net	439	177	345

Net loss	$(7,046)	$(5,345)	$(21,165)

Charge for accretion of beneficial conversion rights	(2,621)	—
Preferred stock dividends	(708)	—

Net loss applicable to common stock	$(10,375)	$(5,345)

Net loss applicable to common stock per share, basic and diluted	$(0.39)	$(0.21)

Weighted average common shares outstanding, basic and diluted	26,542,924	25,693,986

See accompanying notes to consolidated financial statements.

NEUROLOGIX, INC. AND SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIENCY)
(FOR THE PERIOD FROM FEBRUARY 12, 1999 (INCEPTION) THROUGH DECEMBER 31, 2006)
(Amounts in thousands, except for share and per share amounts)

							Deficit
							Accumulated
					Additional		During the
	Series C Preferred Stock		Common Stock		Paid-in	Unearned	Development
	Shares	Amount	Shares	Amount	Capital	Compensation	Stage	Total

Sale of common stock to founders	—	$0	6,004,146	$0	$4	$0	$0	$4
Net loss	—	—	—	—	—	—	(328)	(328)

Balance, December 31, 1999	—	0	6,004,146	0	4	0	(328)	(324)
Net loss	—	—	—	—	—	—	(1,055)	(1,055)

Balance, December 31, 2000	—	0	6,004,146	0	4	0	(1,383)	(1,379)
Stock options granted for services	—	—	—	—	9	—	—	9
Common stock issued for intangible assets at $0.09 per share	—	—	259,491	—	24	—	—	24
Net loss	—	—	—	—	—	—	(870)	(870)

Balance, December 31, 2001	—	0	6,263,637	0	37	0	(2,253)	(2,216)
Retirement of founder shares	—	—	(33,126)	—	—	—	—	—
Common Stock issued pursuant to license agreement at $1.56 per share	—	—	368,761	—	577	(577)	—	—
Private placement of Series B convertible preferred stock	—	—	—	—	2,613	—	—	2,613
Amortization of unearned compensation	—	—	—	—	—	24	—	24
Net loss	—	—	—	—	—	—	(1,310)	(1,310)

Balance, December 31, 2002	—	0	6,599,272	0	3,227	(553)	(3,563)	(889)
Sale of Common Stock	—	—	276,054	—	90	(89)	—	1
Amortization of unearned compensation	—	—	—	—	—	164	—	164
Net loss	—	—	—	—	—	—	(2,274)	(2,274)

Balance, December 31, 2003	—	0	6,875,326	0	3,317	(478)	(5,837)	(2,998)
Conversion of note payable to Common Stock at $2.17 per share	—	—	1,091,321	1	2,371	—	—	2,372
Conversion of mandatory redeemable preferred stock to Common Stock	—	—	6,086,991	6	494	—	—	500
Conversion of Series B convertible preferred stock to Common Stock	—	—	1,354,746	1	(1)	—	—	—
Effects of reverse acquisition	—	—	7,103,020	14	5,886	—	—	5,900
Amortization of unearned compensation	—	—	—	—	—	202	—	202
Stock options granted for services	—	—	—	—	42	(42)	—	—
Exercise of stock options	—	—	10,000	—	15	—	—	15
Net loss	—	—	—	—	—	—	(2,937)	(2,937)

Balance, December 31, 2004	—	0	22,521,404	22	12,124	(318)	(8,774)	3,054
Sale of Common Stock through private placement at an average price of $1.30 per share	—	—	2,473,914	4	3,062	—	—	3,066

							Deficit
							Accumulated
					Additional		During the
	Series C Preferred Stock		Common Stock		Paid-in	Unearned	Development
	Shares	Amount	Shares	Amount	Capital	Compensation	Stage	Total

Sale of Common Stock at an average price of $1.752 per share and warrants to Medtronic	—	—	1,141,552	1	2,794	—	—	2,795
Amortization of unearned compensation	—	—	—	—	—	825	—	825
Stock options granted for services	—	—	—	—	1,305	(1,305)	—	—
Exercise of stock options	—	—	406,054	—	127	—	—	127
Net loss	—	—	—	—	—	—	(5,345)	(5,345)

Balance, December 31, 2005	—	0	26,542,924	27	19,412	(798)	(14,119)	4,522
Sale of Preferred Stock through private placement at an average price of $35.00 per share	342,857	34	—	—	11,578	—	—	11,612
Fair value of beneficial conversion rights issued in connection with issuance of Series C Preferred Stock	—	—	—	—	2,621	—	—	2,621
Preferred Dividend and accretion of fair value of beneficial conversion charge	25,298	3	—	—	(3)	—	(2,621)	(2,621)
Employee share-based compensation expense	—	—	—	—	1,193	—	—	1,193
Non-employee share-based compensation	—	—	—	—	83	—	—	83
Reclassification of prior year non-employee compensation to prepaid expenses	—	—	—	—	—	487	—	487
Effects of adoption of SFAS 123R	—	—	—	—	(311)	311	—	—
Net loss	—	—	—	—	—	—	(7,046)	(7,046)

Balance, December 31, 2006	368,155	$37	26,542,924	$27	$34,573	$—	$(23,786)	$10,851

See accompanying notes to consolidated financial statements.

NEUROLOGIX, INC. AND SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

			For the period February
			12, 1999 (inception)
	Year Ended December 31,		through
	2006	2005	December 31, 2006

Operating activities:
Net loss	$(7,046)	$(5,345)	$(21,165)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	67	78	335
Amortization	118	32	219
Stock options granted for services	—	—	9
Impairment of intangible assets	—	97	148
Amortization of non-employee share-based compensation	83	825	1,297
Share-based employee compensation expense	1,193	—	1,193
Non-cash interest expense	—	2	378
Changes in operating assets and liabilities
Decrease in prepaid expenses and other current assets	851	71	670
Increase (decrease) in accounts payable and accrued expenses	(154)	621	668

Net cash used in operating activities	(4,888)	(3,619)	(16,248)

Investing activities:
Security deposits paid	—	—	(7)
Purchases of equipment	(92)	(45)	(390)
Additions to intangible assets	(196)	(173)	(849)
Purchases of marketable securities	(5,000)	(5,200)	(12,673)
Proceeds from maturities of marketable securities	7,800	4,000	12,673

Net cash provided by (used in) investing activities	2,512	(1,418)	(1,246)

Financing activities:
Proceeds from note payable	—	—	1,100
Borrowings from related party	—	—	2,000
Cash acquired in Merger	—	—	5,413
Merger-related costs	—	—	(375)
Payments of capital lease obligations	(13)	(23)	(99)
Proceeds from exercise of stock options	—	127	142
Proceeds from issuance of common stock and warrants	—	5,066	5,066
Proceeds from issuance of preferred stock	11,612	—	14,725

Net cash provided by financing activities	11,599	5,170	27,972

Net increase in cash and cash equivalents	9,223	133	10,478
Cash and cash equivalents, beginning of period	1,255	1,122	—

Cash and cash equivalents, end of period	$10,478	$1,255	$10,478

Supplemental disclosure of non-cash investing and financing activities:
Dividends on Series C Preferred Stock paid in preferred shares	$614	—	$614
Accrued dividends on Series C Preferred Stock	$94	—	$94

NEUROLOGIX, INC. AND SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

			For the period February
			12, 1999 (inception)
	Year Ended December 31,		through
	2006	2005	December 31, 2006

Accretion of fair value of beneficial conversion on preferred stock	$2,621	—	$2,621
Issuance of Common Stock to pay debt	—	—	$2,372
Reverse acquisition — net liabilities assumed, excluding cash	—	—	$(214)
Mandatory redeemable convertible preferred stock converted to Common Stock	—	—	$500
Common Stock issued to acquire intangible assets	—	—	$24
Stock options granted for services	—	$1,305	$1,424
Deferred research and development cost resulting from Medtronic Stock Purchase	—	$795	$795
Acquisition of equipment through capital leases	—	—	$106
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
     The Company incurred net losses of $7,046, $5,345 and $21,165 and negative cash flows from operating activities of $4,888, $3,619 and $16,248 for the years ended December 31, 2006 and 2005 and for the period from February 12, 1999 (inception) to December 31, 2006, respectively. The Company expects that it will continue to incur net losses and cash flow deficiencies from operating activities for the foreseeable future.
     On May 10, 2006, the Company completed a private placement of a new series of preferred stock, resulting in net proceeds to the Company, after expenses, of $11,612. As of December 31, 2006, the Company had cash and cash equivalents of $10,478. Management believes that, as a result of this offering, the Company’s current resources will enable it to continue as a going concern through at least December 31, 2007. Although the Company believes that its resources are sufficient to initiate a Phase II trial for Parkinson’s disease and to complete a Phase I clinical trial for epilepsy, the Company’s resources are not sufficient to allow it to perform all of the clinical trials required for drug approval and marketing. Accordingly, it will, from time to time, continue to seek additional funds through public or private equity offerings, debt financings or corporate collaboration and licensing arrangements. The Company does not know whether additional financing will be available when needed, or if available, will be on acceptable or favorable terms to it or its stockholders.
(2)	Summary of significant accounting policies and basis of presentation
     (a) Basis of Presentation:
     On February 10, 2004, the Company completed a merger (the “Merger”) of its newly-formed, wholly-owned subsidiary with Neurologix Research Inc. (“NRI”). Following the Merger, NRI became a wholly-owned subsidiary of the Company and stockholders of NRI received an aggregate number of shares of Neurologix Common Stock representing approximately 68% of the total number shares of Common Stock outstanding after the Merger. The shares of NRI common stock, convertible preferred stock and Series B convertible preferred stock out-standing at the effective time of the Merger were converted into an aggregate of 15,408,413 shares of Common Stock and outstanding options to purchase an aggregate of 257,000 shares of the NRI common stock were converted into options to purchase an aggregate of 709,459 shares of Common Stock. In addition, the Board and management of the Company were then controlled by members of the board of directors and management of NRI prior to the Merger.

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
     On September 10, 2004, pursuant to the written consent of stockholders owning approximately 59% of Common Stock, the Company amended and restated its Certificate of Incorporation, as a result of which it effected a reverse stock split of the shares of Common Stock at a ratio of 1 for 25 and reduced the Company’s number of authorized shares of Common Stock from 750,000,000 to 60,000,000. All information related to Common Stock, preferred stock, options and warrants to purchase Common Stock and loss per share included in the accompanying consolidated financial statements has been retroactively adjusted to give effect to the Company’s 1 for 25 reverse stock split, which became effective on September 10, 2004.
     Effective December 31, 2005, the Company completed a short-form merger whereby its operating subsidiary, NRI, was merged with and into the Company. Following the merger, NRI no longer exists as a separate corporation. As the surviving corporation in the merger, the Company assumed all rights and obligations of NRI. The short form merger was completed for administrative purposes and did not have any material impact on the Company or its operations or financial statements.
     Certain prior period amounts have been reclassified to conform to the current period presentation.
     (b) Development Stage:
     The Company has not generated any revenues and, accordingly, is in the development stage as defined in Statement of Financial Accounting Standards (“SFAS”) No. 7, “Accounting and Reporting for Development Stage Enterprises.”
     (c) Principles of Consolidation:
     The consolidated financial statements include the accounts of the Company and its former wholly owned subsidiary, NRI. All significant intercompany transactions and balances have been eliminated in consolidation.
     (d) Use of Estimates:
     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and

Neurologix, Inc. and Subsidiary
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except for share and per share amounts)
assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates embedded in the consolidated financial statements for the periods presented concern those related to fixed assets, intangible assets, stock-based compensation, income taxes and contingencies. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.
     (e) Cash and Cash Equivalents:
     The Company considers all highly liquid investments purchased with an original maturity when purchased of three months or less to be cash equivalents. The Company is subject to credit risk related to its cash equivalents and marketable securities. From time to time, the Company places its cash and cash equivalents in money market funds and United States Treasury bills with a maturity of three months or less.
     (f) Equipment:
     Equipment is stated at cost less accumulated depreciation. The Company records depreciation of property and equipment using accelerated methods over an estimated useful life of between three and seven years.
     (g) Intangible Assets:
     Intangible assets consist of patents and patent rights developed internally and obtained under licensing agreements and are amortized on a straight-line basis over the estimated useful lives which range from 15 to 20 years. Neurologix estimates amortization expenses related to intangible assets owned as of December 31, 2006 to be approximately $60 per year for the next five years.
     (h) Impairment of Long-Lived Assets:
     The Company follows SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which requires impairment losses to be recorded on long-lived assets with definitive lives when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the asset’s carrying amount. In the evaluation of the fair value and future benefits of long-lived assets, the Company performs an analysis of the anticipated undiscounted future net cash flows of the related long-lived assets. If the carrying value of the related asset exceeds the undiscounted cash flows, the carrying value is reduced to its fair value. Various factors including future sales growth and profit margins are included in this analysis. The Company recognized losses of $71 and $97 associated with abandoned patents that were written-off in 2006 and 2005, respectively.

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
     (j) Research and Development:
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
     (k) Stock-Based Compensation:
     At December 31, 2006, the Company had one active share-based employee compensation plan. Stock option awards granted from this plan are granted at the fair market value on the date of grant, and vest over a period determined at the time the options are granted, ranging from one to five years, and generally have a maximum term of ten years. Certain options provide for accelerated vesting if there is a change in control (as defined in the plans). When options are exercised, new shares of the Company’s common stock (the “Common Stock”) are issued.
     At the Company’s Annual Meeting of Stockholders held on May 9, 2006, the Company’s 2000 Stock Option Plan was amended to increase the number of shares that may be issued pursuant thereto from 1,300,000 to 3,800,000 shares.
     Prior to January 1, 2006, the Company accounted for share-based employee compensation, including employee stock options, using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related Interpretations (“APB Opinion No. 25”). Under APB Opinion No. 25, no compensation cost was recognized for stock options granted with an exercise price equal to or greater than the market price and disclosure was made regarding the pro forma effect on net earnings assuming compensation cost had been recognized using a fair-value method in accordance with Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”).

Neurologix, Inc. and Subsidiary
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except for share and per share amounts)
     Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123R “Share-based Payment” (“SFAS No. 123R”) for employee stock options and other share based compensation using the modified prospective method. No share-based employee compensation cost had been reflected in net loss prior to the adoption of SFAS No. 123R. Results for prior periods have not been restated.
     Under SFAS 123R, compensation expense is recognized for awards that are granted, modified or cancelled on or after January 1, 2006 as well as for the portion of awards previously granted that had not vested as of January 1, 2006. Compensation expense for these previously granted awards is being recognized over the remaining service period using the compensation cost calculated based on the same estimate of grant-date fair value previously reported for pro-forma disclosure purposes under FAS 123R. As of December 31, 2006, total unrecognized compensation cost related to stock option awards was approximately $438 and the related weighted-average period over which it is expected to be recognized is approximately 1.38 years.
     During 2006, the Company recognized employee total stock-based compensation expense of $1,193, or $0.04 per share, of which $134 was classified as research and development expense and $1,059 was classified as general and administrative expense.
     A summary of option activity as of December 31, 2006 and changes during the year then ended is presented below:

			Weighted-
	Shares	Weighted-	Average
	Subject to	Average	Remaining	Aggregate
	Option	Exercise	Contractual	Intrinsic
Options	(000)	Price	Term (years)	Value
Outstanding at January 1, 2006	2,225	$1.25
Granted	1,155	1.53
Exercised	—	—
Forfeited or expired	(364)	(0.09)
Outstanding at December 31, 2006	3,016	$1.50	7.15	$0
Exercisable at December 31, 2006	2,234	$1.47	6.40	$0
     The weighted-average grant-date fair value of options granted during the year ended December 31, 2006 and 2005, respectively was $1.15 and $1.51 and were estimated using the Black Scholes option valuation model.
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

Neurologix, Inc. and Subsidiary
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except for share and per share amounts)
See Note 7 for additional information about the Company’s stock compensation plans. The risk-free rate is based on the five year U.S. Treasury security rate.
     The expected term represents the period that stock-based awards are expected to be outstanding based on the simplified method provided in Staff Accounting Bulletin No. 107 (“SAB 107”) which averages an award’s weighted average vesting period and expected term for “plain vanilla” share options. Under SAB 107, options are considered to be “plain vanilla” if they have the following basic characteristics: granted “at-the-money”; exerciseability is conditioned upon service through the vesting date; termination of service prior to vesting results in forfeiture; limited exercise period following termination of service; and options are non-transferable and non-hedgeable.
      The following are the assumptions used with the Black-Scholes option pricing model in determining stock-based compensation under SFAS No. 123R in 2006 and the proforma disclosures below required as a result of the use of the intrinsic value method under APB 25 in 2005:

	Year Ended December 31,
	2006	2005
Expected option term	5 to 6.5 years	5
Risk-free interest rate	4.07% - 5.10%	4.33%
Expected volatility	86.5% - 90.3%	98.3% - 116.1%
Dividend yield	0%	0%
     The following table illustrates the pro-forma effect on net loss and net loss applicable to common stock per share as if the Company had applied the fair value recognition provisions of SFAS No. 123 to all outstanding stock option awards in 2005 prior to the Company’s adoption of SFAS No. 123R:

Year Ended
December 31,
2005
Net loss applicable to common stock, as reported	$(5,345)
Add: Total stock-based employee compensation expense included in reported net loss	388
Deduct: Total stock-based employee compensation expense determined under fair value based method	517

Pro-forma net loss applicable to common stock	$(5,474)

Net loss applicable to common stock per share:
Basic and diluted as reported	$(0.21)

Basic and diluted pro-forma	$(0.21)

(l) Basic and Diluted Net Loss Per Common Share:
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
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except for share and per share amounts)
     The following securities were not included in the computation of diluted net loss per share because to do so would have had an anti-dilutive effect for the periods presented:

	Year Ended December 31,
	2006	2005
Stock options	3,015,829	2,225,220
Warrants	3,131,585	906,867
Common Stock issuable upon conversion of Series A Convertible Preferred Stock	645	645
Common Stock issuable upon conversion of Series C Convertible Preferred Stock	7,238,995	—
     (m) New Accounting Pronouncements
     In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 (“SFAS 157”), “Fair Value Measurements,” which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. Earlier adoption is permitted, provided the company has not yet issued financial statements, including for interim periods, for that fiscal year. The Company is currently evaluating the impact of SFAS 157, but does not expect the adoption of SFAS 157 to have a material impact on its consolidated financial position, results of operations or cash flows.
     In July 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”) “Accounting for Uncertainty in Income Taxes (an interpretation of FASB Statement No. 109”) which is effective for fiscal years beginning after December 15, 2006. The new guidance will be effective for the Company on January 1, 2007. This interpretation was issued to clarify the accounting for uncertainty in the amount of income taxes recognized in the financial statements by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The provisions of FIN 48 are effective as of the beginning of 2007, with the cumulative effect of the change in accounting principle recorded as an adjustment to retained earnings. The Company does not expect the adoption of FIN 48 to have a material impact on its consolidated financial position, results of operations or cash flows.
(3)	Related Party Transactions:
     In September 1999 and April 2001, the Company entered into two license agreements with Rockefeller University (“Rockefeller”) whereby Rockefeller granted to the Company the sole and exclusive right and license, under the ownership rights of the university, to certain patent rights and technical information. In accordance with Rockefeller’s Intellectual Property Policy, an aggregate of one-third of all income it receives from licensing transactions is paid to

Neurologix, Inc. and Subsidiary
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except for share and per share amounts)
the inventors. Dr. Michael G. Kaplitt (“Michael Kaplitt”), one of the Company’s scientific co-founders and the son of Dr. Martin J. Kaplitt (“Martin Kaplitt”), the Company’s former Executive Chairman and the current Chairman of the Board of Directors, has advised the Company that he received less than $2 in each of 2006 and 2005 from Rockefeller as a result of payments made by the Company to Rockefeller under a non-exclusive license agreement. In December 2002, the Company issued to Rockefeller 368,761 shares of Common Stock in exchange for the cancellation of certain fees under its exclusive patent license agreement with the Company. When, and if, Rockefeller sells these shares, Michael Kaplitt estimates that he will be entitled to approximately 25% of the proceeds. Michael Kaplitt will also have a similar interest in future royalties that may become payable under the agreement with Rockefeller.
     Between February 2004 and July 2005, Refac, which is approximately 90% owned by Palisade Concentrated Equity Partnership, L.P., a private equity partnership managed by Palisade Capital Management, LLC (“PCM”), provided consulting services to the Company at a basic monthly retainer of $5 subject to a quarterly adjustment to reflect the services rendered during such quarter. Under this arrangement, the Company paid $0 and $43 with respect to services rendered during 2006 and 2005, respectively. PCM is the beneficial owner of approximately 20% of the Company’s outstanding Common Stock.
     The Company is party to an Amended and Restated Consulting Agreement, dated April 25, 2005, with Dr. Michael G. Kaplitt (“Michael Kaplitt Consulting Agreement”), one of the Company’s scientific co-founders and the son of Dr. Martin J. Kaplitt, the Company’s Chairman of the Board and former Executive Chairman. Pursuant to the terms of this agreement, Dr. Kaplitt provides advice and consulting services on an exclusive basis in scientific research on human gene therapy in the nervous system and serve as a member of the Company’s Scientific Advisory Board. Dr. Kaplitt was paid an annual retainer of $100 in equal quarterly installment payments from October 2005 through September 2006. Effective October 1, 2006 Dr. Kaplitt’s annual retainer was increased to $175 payable in equal quarterly installment payments, which installment payments commenced in January 2007. The Company paid Dr. Kaplitt approximately $119 and $25 in retainer fees in 2006 and 2005 respectively thereunder.
     Under the Michael Kaplitt Consulting Agreement, the Company granted Dr. Kaplitt non-qualified stock options to purchase 160,000 shares of Common Stock at an exercise price of $2.05 per share on April 25, 2005. Twenty percent of the options became exercisable on the date of the grant and the balance vested on December 31, 2005. The fair value of the options of $208 at the measurement date, determined by using the Black-Scholes pricing model, is being amortized to expense over the five-year term of the Michael Kaplitt Agreement. The amount charged to operations for the years ended December 31, 2006 and 2005 were $43 and $31, respectively.
     Dr. Matthew During, a founder of the Company and a member of its Scientific Advisory Board, has advised the Company that in each of 2005 and 2006 he received approximately $17 from Thomas Jefferson University (“TJU”) as a result of payments made by the Company to TJU under two exclusive license agreements. The amounts received by Dr. During represent approximately 18% of the total payments made by the Company to TJU in each of

Neurologix, Inc. and Subsidiary
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except for share and per share amounts)
2005 and 2006. Dr. During will also have a similar interest in future royalties that may become payable under the agreement with TJU. Dr. During and the Company entered into a consulting agreement in October 1999 which was subsequently amended. The consulting agreement provides for payments to Dr. During of $175 per year through September 2007.
     The Company is party to a sublease, dated August 10, 2004, for the Company’s space at One Bridge Plaza, Fort Lee, New Jersey at a base annual rent of approximately $35, which lease expires on January 31, 2008. The rent that the Company pays to PCS is the same rental amount that PCS pays under its master lease for this space.
     In April 2005, the Company entered into an agreement pursuant to which PCM provided administrative support services at a rate of $3 per month. Under the terms of the agreement, either party had the right to terminate at any time upon 30 days prior notice. The administrative services agreement was terminated in November 2005.
     Effective July 17, 2006, Dr. Michael Sorell resigned as the Company’s President and Chief Executive Officer. In connection with such resignation, the Company and Dr. Sorell entered into a Separation Agreement. Pursuant to this agreement, the Company will pay Dr. Sorell severance of $185, payable in equal semi-monthly installments through September 30, 2007. The agreement also provides for the immediate vesting of Dr. Sorell’s stock options. See Note 6 for the accounting treatment of Dr. Sorell’s separation. Such options will terminate upon the later of (i) the 15th day following the date on which Dr. Sorell ceases to be a director of the Company or (ii) December 31st of the calendar year during which Dr. Sorell ceases to be a director of the Company. Dr. Sorell is currently a Class I director of the Company, but is not standing for re-election at the 2007 Annual Meeting of Stockholders.
     Effective February 23, 2007, the Company entered into a consulting agreement with Martin J. Kaplitt, M.D., the Chairman of the Company’s Board of Directors. Under the terms of this agreement, Dr. Martin Kaplitt will provide medical and scientific consulting and advisory services to the Company for a one year period, unless sooner terminated pursuant to its terms. Dr. Martin Kaplitt will receive annual compensation of $85. Effective as of this date, Dr. Martin Kaplitt no longer serves the Executive Chairman of the Company, but will continue to serve as Chairman of the Company’s Board of Directors.
     Additionally, the Company maintains a brokerage account with PCS for certain of the Company’s marketable securities for which it pays customary brokerage fees.
(4)	Notes Receivable
     In April 2001, two consultants borrowed an aggregate of $500 from the Company in exchange for two full recourse promissory notes, accruing interest and were due on April 25, 2006 (the “Notes”). In December 2003, after both consultants were continually delinquent in their payments, the Company established a full valuation allowance for the remaining principal amount of the Notes totaling $473. By December 2004, the Company entered into settlement agreements with both consultants which provide for payments totaling $153 to be made through

Neurologix, Inc. and Subsidiary
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except for share and per share amounts)
July 2009. As of December 31, 2006, the Company recovered a total of $133 under these settlement agreements. The Company has charged all recoveries received through December 31, 2006 to other income in its consolidated statement of operations.
(5)	Income Taxes:
     At December 31, 2006, the Company has net operating loss carryforwards (“NOLs”) of approximately $20,056 which, if not used, expire through 2026. The deferred tax asset for the Company’s NOLs approximated $8,010. The Company has a deferred tax asset from research and development credits of approximately $855 at December 31, 2006, which, if not used, will also expire through 2026. The Company records a valuation allowance against deferred tax assets to the extent that it is more likely than not that some portion, or all of, the deferred tax assets will not be realized. Due to the significant doubt related to the Company’s ability to utilize its deferred tax assets, a valuation allowance for the full amount of the deferred tax assets of $8,865 has been established at December 31, 2006. There are no other significant permanent or temporary differences.
     The Company had also offset the potential benefit of $2,006 from NOLs by equivalent valuation allowances as of December 31, 2005. As a result of the increases in the valuation allowance of $2,253, $2,550 and $8,865 during the years ended December 31, 2006 and 2005 and for the period from February 12, 1999 (inception) to December 31, 2006, respectively, there are no income tax benefits reflected in the accompanying consolidated statements of operations to offset pre tax losses.
     The tax effects of temporary differences that give rise to a significant portion of the net deferred income tax assets are as follows:

	December 31,
	2006	2005

Net deferred income tax assets:
Net operating losses	$8,010	$6,004
Research & development credit	855	608

Total net deferred income tax assets	8,865	6,612
Valuation allowance	(8,865)	(6,612)

Total net deferred income tax assets	$—	$—

(6)	Agreements with Dr. Michael Sorell
     Effective September 21, 2004, the Board entered into an employment agreement with Dr. Michael Sorell to serve as the President and Chief Executive Officer of the Company for an initial term of employment of 18 months, which was automatically extended for an additional 18 months on March 21, 2006. Dr. Sorell received an initial annual base salary of $150, which was increased to $182 effective March 15, 2005 as a result of achieving specified performance objectives of the Company. Upon achieving further performance objectives, Dr. Sorell’s salary

Neurologix, Inc. and Subsidiary
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except for share and per share amounts)
was increased to $200 effective April 27, 2005. In addition to cash compensation, Dr. Sorell’s employment agreement also provided for the grant of options as described in Note 7.
     Effective July 17, 2006, Dr. Michael Sorell resigned as the President and Chief Executive Officer. In connection with such resignation, the Company and Dr. Sorell entered into a Separation Agreement. This agreement provided for such resignation effective July 17, 2006. Dr. Sorell will continue as a director of the Company, without further compensation. Dr. Sorell is not expected to stand for re-election at the 2007 Annual Meeting of Stockholders.
     The Company will pay Dr. Sorell severance of $185, payable in equal semi-monthly installments through September 30, 2007. The Company recognized this amount as compensation expense in July 2006.
     In connection with the agreement, the Company modified the vesting terms for options representing 149,397 shares of common stock to allow for immediate vesting. The Company also modified the expiration terms for options representing 638,418 shares of common stock to allow for an extended period to exercise all vested stock options. Such options will terminate upon the later of (i) the 15th day following the date on which Dr. Sorell ceases to be a director of the Company or (ii) December 31st of the calendar year during which Dr. Sorell ceases to be a director of the Company. The Company recognized a non-cash compensation charge of $232 in 2006 as a result of the accelerated vesting of and the extension of the exercise period for Dr. Sorell’s stock options.
(7)	Stock Options and Warrants:
     2000 Stock Option Plan
     During 2000, the Company approved a stock option plan (the “Plan”) which provides for the granting of stock options and restricted stock to employees, independent contractors, consultants, directors and other individuals. A maximum of 800,000 shares of Common Stock were originally approved for issuance under the Plan by the Board. The Plan was amended twice by the Board and the Company’s stockholders to increase the number of shares available for issuance by 3,000,000 shares. As of December 31, 2006, the Company had 713,185 shares available for issuance under the plan.
     On November 9, 2005, the Board approved that all non-vested options held by any of the Company’s consultants would be accelerated to vest as of December 31, 2005. There were 220,500 of non-vested options which vested as of December 31, 2005. No other terms or conditions of the options held by the consultants were modified. The acceleration of these options was approved to eliminate the unnecessary variation effect on the statement of operations and the expense associated with the accounting for such options to the extent that they remained as un-vested.

Neurologix, Inc. and Subsidiary
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except for share and per share amounts)
     Dr. Sorell Options
     Base Stock Option Grant – The Company is party to a Stock Option Agreement with Dr. Sorell, dated September 21, 2004, pursuant to which it granted Dr. Sorell options to purchase up to 1,150,000 shares of Common Stock at an exercise price of $0.75 per share, the fair market value on the date of the grant. These options included a base grant and an incentive grant. The base grant consisted of an option to purchase 250,000 shares of Common Stock vesting as follows — 25,000 immediately upon issuance, 100,000 shares on March 31, 2005, 100,000 shares on December 31, 2005 and 25,000 shares on March 31, 2006.
     Performance Incentive Stock Option Grant – The incentive grant originally consisted of options to purchase up to 900,000 shares of Common Stock at an exercise price of $0.75 per share (the “Incentive Grant”). The ultimate number of shares issued under the Incentive Grant was 537,815 on April 27, 2005 and was determined by reference to the amount of gross proceeds raised in equity financings by the Company on or before December 31, 2005, taking into account the price per share paid for Common Stock issued in such financings. Since the issuance of the options was conditioned on Dr. Sorell raising the proceeds, the grant date of April 27, 2005 was considered the date the options were actually granted, at which time the closing stock price was $2.05. Through December 31, 2005, the Company raised gross proceeds of approximately $5,216 at an average price of $1.44 per share.
     The options covered by the Incentive Grant were issued at an exercise price of $0.75 per share. Since the fair value, determined by the quoted market price of the underlying shares on the measurement date in April 2005 exceeded the exercise price, the difference or intrinsic value was amortized as compensation expense over the vesting period of the options through December 31, 2005. Beginning January 1, 2006 through Dr. Sorell’s termination date (see Note 6), compensation expense was recognized at fair value for all unvested options previously granted in accordance with SFAS No. 123R. The expense recognized for 2006 through July 17, 2006 and for the year ended December 31, 2005 was $154 and $388, respectively.
     On July 17, 2006, Dr. Sorell resigned as the Company’s President and Chief Executive Officer (see Note 6). In connection with such resignation, the Company and Dr. Sorell entered into a Separation Agreement. The agreement provided for the immediate vesting of Dr. Sorell’s stock options. Such options will terminate upon the later of (i) the 15th day following the date on which Dr. Sorell ceases to be a director of the Company or (ii) December 31st of the calendar year during which Dr. Sorell ceases to be a director of the Company. Dr. Sorell is not expected to stand for re-election as a director at the 2007 Annual Meeting of Stockholders. The Company recognized an additional non-cash compensation charge of $232 in 2006 as a result of the accelerated vesting of and the extension of the exercise period for Dr. Sorell’s stock options.
     Option Activity
     The following table summarizes the Company’s option activity for the years ended December 31, 2006 and 2005:

Neurologix, Inc. and Subsidiary
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except for share and per share amounts)

		Weighted Average
	Number of Shares	Exercise Price
January 1, 2005	2,613,459	0.83
Granted	620,000	1.93
Exercised	(406,054)	0.76
Forfeited/Cancelled	(602,185)	0.75

January 1, 2006	2,225,220	1.25
Granted	1,155,000	1.53
Forfeited/Cancelled	(364,391)	0.09

December 31, 2006	3,015,829	1.50

     Employee stock options are granted at a price equal to the fair market value of the Company’s stock on the date of the grant. The weighted average grant-date fair value of options granted during 2006 and 2005 was $1.15 and $1.51, respectively and were estimated using the Black Scholes option valuation model. The total intrinsic value of options exercised during 2006 and 2005 was approximately $0 and $697, respectively. The total intrinsic value of options outstanding and options exercisable at December 31, 2006 was $0 because all outstanding options were out of the money as of December 31, 2006.
     As of December 31, 2006, there was approximately $438 of total unrecognized compensation expense related to non-vested share-based compensation arrangements, which is expected to be recognized over a weighted average period of 1.38 years.
     As of December 31, 2006, there were 2,234,159 outstanding stock options that had vested with a weighted average exercise price of $1.47, a weighted average remaining contractual term of 6.4 years and an aggregate intrinsic value of $0.
     Warrants
     In connection with sale of the Series C Preferred Stock, the Company issued warrants to purchase approximately 2,224,719 shares of Common Stock at an exercise price of $2.05 per share that expire on May 10, 2013. The Company initially computed the fair value of the warrants, or $3,136 using the Black-Scholes option pricing model and then used the relative fair value method to allocate the proceeds from the offering to the warrants and the Series C Preferred Stock. As a result of that allocation, the value of the common shares issuable upon the conversion of the Series C Preferred Stock as of the date of issuance (the amount for which the shares could have been sold) exceeded the proceeds from the offering allocable to the Series C Preferred Stock by $2,621. This amount represented the value of beneficial conversion rights which was immediately accreted. The related charge is reflected in the accompanying consolidated statements of operations for the year ended December 31, 2006 as an increase in the net loss for the purposes of determining the net loss applicable to common stock in 2006. The warrants are exercisable anytime within their terms. No such warrants were exercised in the fiscal years ended December 31, 2006 and 2005.

Neurologix, Inc. and Subsidiary
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except for share and per share amounts)
     During the period from February 4, 2005 to April 4, 2005, in connection with the sale of shares of Common Stock to investors led by Merlin Biomed Group (see Note 9), the Company issued five-year warrants to purchase a total of 618,479 shares of Common Stock at an exercise price of $1.625 per share. Beginning in August 2007, if the share price of Common Stock exceeds $3.25 per share for any ten consecutive trading day period and certain other conditions are met, the Company may call any or all of the unexercised warrants by purchasing the warrants at a price of $0.01 each. No such warrants were exercised in the fiscal years ended December 31, 2006 and 2005.
     On April 27, 2005, in connection with the sale of shares of Common Stock to Medtronic International, Ltd. (see Note 9) the Company issued five-year warrants to purchase a total of 285,388 shares of Common Stock at an exercise price of $2.19 per share. As a result of the transaction, the Company recognized approximately $795 in deferred research and development cost, an amount that is being expensed over the 24 month term of the agreement on a straight-line basis. The deferred research and development cost represents the market value of the Common Stock and the fair value of the warrant, or $2,800 (which was determined using the Black-Scholes pricing model) issued by the Company on the effective date of the agreement. Beginning in August 2007, if the share price of Common Stock exceeds $4.38 per share for any ten consecutive trading day period and certain other conditions are met, the Company may call any or all of the unexercised warrants by purchasing the warrants at a price of $0.01 each. No such warrants were exercised in the fiscal years ended December 31, 2006 and 2005.
     The following summarizes warrant activity for the years ended December 31, 2006 and 2005:

		Weighted Average
	Warrants	Exercise Price

January 1, 2005	828,000	$10.05
Granted	903,867	1.80
Forfeited/Cancelled	(825,000)	10.00

January 1, 2006	906,867	1.88
Granted	2,224,719	2.05

December 31, 2006	3,131,586	2.00

     The weighted-average remaining contractual life of warrants outstanding was 5.44 years at December 31, 2006. The exercise prices for the warrants outstanding at December 31, 2006 ranged from $1.625 to $25.00.
(8)	Accounts Payable and Accrued Expenses
     Accounts payable and accrued expenses consist of the following:

Neurologix, Inc. and Subsidiary
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except for share and per share amounts)

December 31,
2006
Accounts payable	$282
Severance	141
Accounting and auditing fees	93
Consulting fees	65
Research fees	56
Legal fees	41
Other	51

$729

(9)	Private Placements
     On May 10, 2006, the Company issued and sold 342,857 shares of a newly created series of preferred stock, par value $.10 per share (the “Series C Preferred Stock”), at a price of $35.00 per share, or a total of approximately $12,000, to General Electric Pension Trust, DaimlerChrysler Corporation Master Retirement Trust and certain funds managed by ProMed Management, LLC in a private placement transaction, resulting in net proceeds after expenses of approximately $11,612. The shares of Series C Preferred Stock, including all dividends paid to date, are currently convertible into 19.66 shares of Common Stock per share, or 7,238,995 shares of Common Stock in the aggregate. The Series C Preferred Stock is not redeemable by the Company. Upon a liquidation event (such as a liquidation, a merger or a sale of substantially all of the Company’s assets), the holders of Series C Stock will be entitled to receive a per share amount equal to the greater of: (i) $35 plus unpaid dividends or (ii) the amount payable upon conversion to Common Stock.
     The Series C Preferred Stock will accrue cumulative dividends at a rate of 9% per annum, payable in quarterly installments in shares of Series C Preferred Stock. As of December 31, 2006, the Company paid dividends by issuing approximately 25,298 shares of Series C Preferred Stock with a fair value of $614. As of December 31, 2006, the Company accrued dividends of Series C Preferred Stock with a fair value of $94.
     The Series C Preferred Stock will automatically be converted into shares of Common Stock upon the first public offering of the Company’s securities that results in gross proceeds of at least $50,000,000 or upon the written consent of holders of at least 70% of the outstanding shares of Series C Preferred Stock.
     Each share of Series C Preferred Stock will be entitled to a number of votes per share equal to the number of shares of underlying Common Stock. As long as the Series C Preferred Stock comprises at least 5% of the Company’s outstanding securities, the Company may not create any new class of stock that is pari passu with or senior to the Series C Preferred Stock without the consent of the holders of at least 70% of the Series C Preferred Stock.
     The Series C Preferred Stock’s conversion rate will be adjusted if the Company issues Common Stock (or convertible securities) at a price per share that is less than $1.55. There is no

Neurologix, Inc. and Subsidiary
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except for share and per share amounts)
termination date for this anti-dilution protection. The Series C Preferred Stock is also subject to customary adjustment for stock splits and reverse splits, and corporate transactions such as mergers and reorganizations.
     In connection with the sale of the Series C Preferred Stock, the Company also issued warrants to purchase approximately 2,224,719 shares of Common Stock at an exercise price of $2.05 per share that expire on May 10, 2013. The Company initially computed the fair value of the warrants using the Black-Scholes option pricing model and then used the relative fair value method to allocate the proceeds from the offering to the warrants and the Series C Preferred Stock. As a result of that allocation, the value of the common shares issuable upon the conversion of the Series C Preferred Stock as of the date of issuance (the amount for which the shares could have been sold) exceeded the proceeds from the offering allocable to the Series C Preferred Stock by $2,621. This amount represented the value of beneficial conversion rights which was immediately accreted. The related charge is reflected in the accompanying consolidated statements of operations for the year ended December 31, 2006 as an increase in the net loss for the purposes of determining the net loss applicable to common stock in 2006.
     The purchasers of the Series C Preferred Stock, among other things, have certain demand and piggyback registration rights with respect to the Common Stock underlying the Series C Preferred Stock and warrants.
     During the period from February 4, 2005 to April 4, 2005, pursuant to a Stock Purchase Agreement, as amended, the Company sold and issued 2,473,914 shares of Common Stock to investors led by Merlin Biomed Group (the “Purchasers”), for an aggregate purchase price of $3,216, or $1.30 per share, resulting in net proceeds after expenses of approximately $3,066. The Purchasers also received five-year warrants to purchase a total of 618,479 shares of Common Stock at an exercise price of $1.625 per share. Beginning in August 2007, if the share price of Common Stock exceeds $3.25 per share for any ten consecutive trading day period and certain other conditions are met, the Company may call any or all of the unexercised warrants by purchasing the warrants at a price of $0.01 each.
     On April 27, 2005, Medtronic International, Ltd. (a wholly-owned subsidiary of Medtronic, Inc. (“Medtronic”) and referred to herein as “Medtronic International”), in conjunction with a development and manufacturing agreement between the Company and Medtronic (the “Development Agreement”), increased its equity investment in the Company by $2,000 through the purchase of 1,141,522 shares of Common Stock at a price of $1.752 per share, plus a warrant to purchase 285,388 shares of Common Stock at an exercise price of $2.19 per share. As a result of the transaction, the Company recognized approximately $795 in deferred research and development cost, an amount that is being expensed over the 24 month term of the agreement on a straight-line basis. The deferred research and development cost represents the market value of the Common Stock and the fair value of the warrant (which was determined using the Black-Scholes pricing model) issued by the Company on the effective date of the agreement, which totaled approximately $2,800, less the aggregate price Medtronic paid for the Common Stock. The amounts charged to operations in 2006 and 2005 were approximately $398 and $265. The Company has the option to call the warrant following the thirtieth month after the

Neurologix, Inc. and Subsidiary
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except for share and per share amounts)
date of issuance, provided that at such time there is a shelf registration statement effective for at least six months covering the shares of Common Stock underlying the warrant. If the holder does not exercise the warrant once the call option requirements have been met, the Company may redeem the Warrant at a price of $0.01 per share. Medtronic International is the beneficial owner of approximately 6.0% of the outstanding Common Stock as of December 31, 2006. See Note 10 for a discussion of the Development Agreement.
(10)	Commitments and Contingencies:
     License Agreements:
     The Company entered into a Sublicense Agreement (the “Sublicense Agreement”), effective as of August 4, 2006, with Diamyd Therapeutics AB, a subsidiary of Diamyd Medical, AB (“Diamyd”), a company organized under the laws of Sweden. Pursuant to the Sublicense Agreement, Diamyd granted to the Company a non-exclusive worldwide license to certain patent rights and technical information for the use of a gene version of glutamic acid decarboxylase (GAD) 65 in connection with the gene therapy treatment of Parkinson’s disease as conducted by the Company during its Phase I clinical trial. Diamyd is the exclusive licensee of such patent rights owned by the Regents of the University of California, Los Angeles, which has approved the Sublicense Agreement. Pursuant to the Sublicense Agreement, the Company paid Diamyd an initial fee of $500, an amount that was expensed as research and development expense on the effective date of the Sublicense Agreement. Additionally, the Company will pay annual license maintenance fees of $75 beginning on January 1, 2008 through the term of the agreement and will make certain milestone and royalty payments to Diamyd as provided for in the Sublicense Agreement. The Sublicense Agreement is terminable at any time by the Company upon 90 days’ notice.
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
     Pursuant to the Rockefeller agreements, the Company paid the university annual maintenance fees of $25 per agreement as well as benchmark payments and royalties, as defined. The licenses shall continue for the lives of the patents covered in the agreements. In December 2002, the license agreements were modified under a new license agreement. In connection with the new agreement, the Company issued shares to Rockefeller in exchange for the cancellation of annual maintenance fees. The shares issued to Rockefeller were converted into 368,761 shares of Common Stock in connection with the Merger. The Common Stock was valued at approximately $577 and was initially charged to unearned compensation with an offsetting credit to additional paid-in capital. The unearned compensation is being amortized to research and

Neurologix, Inc. and Subsidiary
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except for share and per share amounts)
licensing expense over four years, the estimated benefit period. The amount charged to operations for each of the years ended December 31, 2006 and 2005 was $144.
     In 2002, the Company entered into two license agreements with Thomas Jefferson University (“TJU”) whereby TJU granted to the Company the sole and exclusive right and license to certain patent rights and technical information. In conjunction with the agreements, the Company paid the university an initial fee of $100 and $50, respectively for each agreement. In addition, the Company is committed to pay annual maintenance fees of $75 and $20, respectively, as well as benchmark payments and royalties, as defined. The maintenance fees can be applied to royalty and benchmark fees incurred in the calendar year of payment only. The licenses will continue for the lives of the patents covered in the agreements, which are currently set to expire through October 2021. The Company has the right to terminate the agreements at any time upon 90 days written notice to the university. The Company expenses maintenance fees when the services are rendered. The amount charged to operations in connection with the TJU agreements for each of the years ended December 31, 2006 and December 31, 2005 was $95.
     In August 2002, the Company entered into a license agreement with Rockefeller and Yale University whereby the universities granted to the Company a nonexclusive license to certain patent rights and technical information. An initial fee of $20 was paid to each of the two universities pursuant to the agreement. In addition, the Company is committed to pay an annual maintenance fee of $5 per year to each university. Pursuant to the agreement, the Company must make payments upon reaching certain milestones, as defined. The Company has the right to terminate the agreement at any time upon 90 days written notice to the universities. The Company expenses maintenance fees when the services are rendered. The amount charged to operations in connection with Rockefeller and Yale agreement for each of the years ended December 31, 2006 and December 31, 2005 was $10.
     Research Agreements:
     The following table summarizes the Company’s research and development expenses for fiscal years ended December 31, 2006 and 2005:

	2006	2005
License & Research Agreements	$847	$499
Development and Manufacturing	824	761
Compensation Expenses	620	321
Medical and Scientific Consultants	679	482
Clinical Trial Expenses	132	361
Laboratory Supplies	214	251
Other R&D Expenses	265	160

Total	$3,581	$2,835

     On April 15, 2005, the Company entered into a Research Agreement with Auckland Uniservices, Ltd. whereby Auckland Uniservices will perform certain research activities for a fee

Neurologix, Inc. and Subsidiary
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except for share and per share amounts)
of $282 to be paid in three equal installments of $94 over an 18-month period with the first payment made on April 30, 2005. The research activities to be performed will include, but are not necessarily restricted to, gene therapy research studies on Parkinson’s disease. In addition, the research may include work on gene delivery systems, new viral and non-viral vectors, animal models of neurological and metabolic diseases and pre-clinical gene therapy studies on epilepsy and other neurological disorders. The Company made payments of $94 and $188 in 2006 and 2005, respectively. In October 2006, the term of the Research Agreement expired and was not renewed.
     On April 27, 2005, the Company entered into the Development Agreement with Medtronic (see Note 9). The Development Agreement provides that the Company will use its experience in technology relating to biologics for the treatment of Parkinson’s disease and temporal lobe epilepsy and Medtronic will use its experience in delivery systems for biologic and pharmaceutical compositions to collaborate on a project through which Medtronic will develop a system for delivering biologics (the “Product”). The Development Agreement will be in place for two years and will renew automatically for successive one-year periods thereafter, unless either party gives the other at least sixty days’ prior written notice of its intent not to renew. Under the Development Agreement, the Company is required to pay development costs of $850 to Medtronic over the course of the project based upon development milestones. As of December 31, 2006, the Company had paid $638 to Medtronic for milestones achieved, consisting of a $213 up front fee paid upon signing the Development Agreement, the amount of which is being expensed over the 24 month term of the agreement. In 2006, the Company paid $425 for milestones achieved during 2005. Following regulatory approval and commercialization of the Product, Medtronic will pay certain commissions to Neurologix with respect to sales of the Product. Furthermore, the Company has granted to Medtronic a right of first offer to negotiate, in good faith, for the right to distribute or commercialize certain gene therapy products developed by the Company for Parkinson’s disease or temporal lobe epilepsy.
     On July 2, 2003, the Company entered into a Clinical Study Agreement (the “Clinical Study Agreement”) with Cornell University for its Medical College (“Cornell”) to sponsor the Company’s Phase I clinical trial for the treatment of Parkinson’s disease. Under this agreement, the Company paid Cornell $36 when each patient commenced treatment and $23 annually for the services of a nurse to assist in the clinical study. The Company fulfilled its obligation under this portion of the agreement in May 2006 when the last patient to participate in the clinical study completed its one-year follow-up. The amounts charged to operations in connection with the Clinical Study Agreement for the years ended December 31, 2006 and 2005 were $12 and $167, respectively.
     On September 24, 2004, the parties amended the Clinical Study Agreement to provide for research covering the development of gene therapy approaches to neurodegenerative disorders, including Parkinson’s disease, Huntington’s disease, Alzheimer’s disease and epilepsy (the “Scientific Studies”). This sponsored research is funded by the Company and is being conducted in Cornell’s Laboratory of Molecular Neurosurgery under the direction of Dr. Michael G. Kaplitt, one of the Company’s scientific co-founders. The term of this amendment to the Clinical Study

Neurologix, Inc. and Subsidiary
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except for share and per share amounts)
Agreement commenced on September 1, 2004 and extends through August 31, 2007, with possible one year extensions by mutual written agreement of both parties. The Company is required to pay Cornell $135 per year for the duration of the Scientific Studies and Cornell has agreed that the Company has a sixty (60) day exclusive right and option to negotiate with it an exclusive, worldwide right and license to make, have made, use and sell commercial products embodying any inventions conceived or first reduced to practice by in the course of this work. The amounts charged to operations in connection with the sponsored research for the years ended December 31, 2006 and 2005 were $135 and $113, respectively.
     On March 2, 2007, the parties entered into Amendment No. 2 to the Clinical Study Agreement to revise the scope of work to be performed. Pursuant to the terms of the amended agreement, the Company must make an additional payment of $64, in two equal installments, the first on or about the effective date of the agreement and the second on July 31, 2007.
     In July 2003, the Company entered into a Clinical Study Agreement with North Shore University Hospital to monitor, evaluate and conduct neurological reviews of the participants of the Company’s Parkinson’s disease Phase I clinical study before and for one year following the patients’ treatment. The agreement required the Company to make payments of $29 per satisfactorily completed patient, up to a maximum of $344. The amounts charged to operations in connection with the North Shore agreement for the years ended December 31, 2006 and 2005 were $37 and $115, respectively
     Consulting and Employment Agreements:
     On April 25, 2005 the Company entered into the Kaplitt Agreement with Dr. Michael G. Kaplitt, one of Neurologix’s scientific co-founders. The Company and Dr. Kaplitt had previously been parties to a Consulting Agreement, dated October 1, 1999, as amended on October 8, 2003. Pursuant to the terms of the Kaplitt Agreement, Dr. Kaplitt will continue to provide advice and consulting services on an exclusive basis in scientific research on human gene therapy in the nervous system. Dr. Kaplitt will also continue to serve as a member of the Company’s Scientific Advisory Board. Dr. Kaplitt was being paid an initial annual retainer of $100 in equal monthly installment payments, which installment payments commenced in October 2005. In October 2006, Dr. Kaplitt’s annual retainer was increased to $175. The Company paid Dr. Kaplitt approximately $119 and $25 in retainer fees in 2006 and 2005 thereunder. In connection with the execution of the Kaplitt Agreement, the Company granted Dr. Kaplitt nonqualified stock options to purchase 160,000 shares of Common Stock.
     On June 20, 2005, the Company executed a Consulting Agreement (“Hertzog Agreement”) with David B. Hertzog. The Hertzog Agreement became effective as of May 16, 2005. The Hertzog Agreement provided that Mr. Hertzog provide to the Company on a part-time basis independent consulting services with respect to legal and financial regulatory matters. The initial term of the Hertzog Agreement was one year and provided that Mr. Hertzog receive compensation of $100. On May 16, 2006, the parties renewed the agreement with a term of one year and provided that Mr. Hertzog receive annual compensation of $108, payable in equal monthly installments. The Hertzog Agreement was terminated effective September 30, 2006

Neurologix, Inc. and Subsidiary
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except for share and per share amounts)
because the Company’s management team had been put in place and Mr. Hertzog’s services were no longer needed. The Company paid Mr. Hertzog $78 and $67 in retainer fees in 2006 and 2005. In connection with the Hertzog Agreement, on June 20, 2005, the Company granted Mr. Hertzog non-qualified stock options to acquire up to 250,000 shares of Common Stock.
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
     Dr. Michael G. Kaplitt and Dr. Matthew J. During, the two scientific co-founders of the Company, are members of the SAB and have consulting agreements with the Company. Dr. Kaplitt’s agreement is discussed above, and Dr. During’s agreement, as amended, provides for payments of $175 per annum through September 2007.
     In May 2003, the Company entered into a stock purchase agreement to sell shares of its Common Stock at a purchase price of $.01 per share to an individual. At the time of such agreement, the fair value per share of Common Stock based on an estimate of the fair market value of common equity in Neurologix on a minority interest basis, as of April 28, 2003, was deemed to be $0.90 per share. The reduced purchase price was provided to the individual as an inducement for the individual to serve as the Chairman of the SAB. Accordingly, the fair value of the shares of approximately $89, based on the difference between the purchase price of $0.01 per share and the fair value per share of $0.90, is being recognized as an advisory board fee over the service period of three years. In connection therewith, on July 1, 2003, the Company entered into a consulting agreement with the individual to serve as the Chairman of the SAB for a three year term. Pursuant to the terms of the agreement, the individual receives compensation of $25 annually. The shares issued to the Chairman of the SAB were converted into 276,054 shares of Common Stock in connection with the Merger.
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
     Operating Lease Agreements:
      In August 2004, the Company entered into a lease agreement for laboratory facilities, which expired on August 31, 2005 and provided for annual rent of $48. In August 2005, the Company renewed the lease agreement for an additional year to an annual rent of $53. Effective April 2006 the Company terminated the lease agreement with no future obligations.
     In August, 2004, the Company entered into a sublease with PCS, a related party, for space at One Bridge Plaza, Fort Lee, New Jersey at a base annual rent of $35 or $3 per month through January 31, 2008. The Company is using this space as its corporate offices. Rent expense under the lease was approximately $35 during the years ended December 31, 2006 and

Neurologix, Inc. and Subsidiary
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except for share and per share amounts)
2005. The rent that the Company pays to PCS is the same rental amount that PCS pays under its master lease for this space.
     In August 2005, the Company entered into a lease agreement for laboratory facilities at Columbia University’s Audubon Biomedical Science and Technology Park, which provided for annual rent of $53. Effective April 2006, the Company terminated this lease and has no future obligations under such lease.
     In April 2006, the Company entered into a Facility Use Agreement and Visiting Scientist Agreements with the Ohio State University (“OSU”), all of which allow three of the Company’s scientists to access and use OSU’s laboratory facilities and certain equipment to perform their research under the direction of Dr. Matthew During. The term of the Facility Use Agreement is four years, subject to earlier termination under certain circumstances. The Company paid OSU an initial amount of $23, representing prepaid rent for the first year of such Agreement. Unless sooner terminated, the Company will pay an additional $70 over the remaining three years of such Agreement.
     On November 3, 2006, the Company entered into a lease with Bridge Plaza Realty Associates, LLC (“BPRA”) for an additional 703 square feet of office space at One Bridge Plaza, Fort Lee, New Jersey 07024 (the “BPRA Lease”). This lease is expected to commence in April 2007 upon the completion of build out work performed by BPRA and will expire three years thereafter. The lease provides for a base annual rent of approximately $21 or $2 per month for the term of the lease.
     In connection with the BPRA Lease, effective February 1, 2008 the Company will rent from BPRA the 1,185 square feet of office space it currently rents from PCS. This lease pro-vides for a base annual rent of $36 or $3 per month through the term of the lease, which expires in March 2010.
     The Company incurred total rent expense associated with operating leases and subleases of $87 and $71 for the years ended December 31, 2006 and 2005, respectively.
     At December 31, 2006, approximate future lease payments under the Company’s operating leases and subleases are as follows:

Year Ending December 31,
2007	$73
2008	80
2009	81
2010	17
2011	—
Thereafter	—

$251

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
     None
Item 8A. Controls and Procedures
     (a) Disclosure Controls and Procedures. The Company’s management with the participation of the Company’s President and Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the annual period covered by this report. Based on such evaluation, the Company’s President and Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act.
     (b) Internal Control Over Financial Reporting. There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2006 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 8B. Other Information
     None
PART III
Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act
     Under the by-laws of the Company, the Board is divided into three classes: Class 1 directors, Class 2 directors and Class 3 directors. The members of one of the three classes of directors are elected each year for a three-year term or until their successors have been elected and qualified, or until the earliest of their death, resignation or retirement. The Board is currently comprised of nine directors.
     There are no family relationships between any of the directors or executive officers of the Registrant nor were there any special arrangements or understandings regarding the selection of any director or executive officer.
Executive Officers
     The executive officers of the Company are as follows:

		Served in
		Such Position
		or Office
		Continually
Name	Age	Since	Present Position with the Company (1)
John E. Mordock	62	July 2006	President, Chief Executive Officer and Director (2)

Marc L. Panoff	36	January 2006	Chief Financial Officer and Treasurer (3)

Christine V. Sapan	59	July 2006	Executive Vice President, Chief Development Officer(4)

NOTES:

(1)	Each executive officer’s term of office is until the next organizational meeting of the Board (traditionally held immediately after the Annual Meeting of Stockholders of the Company) and until the election and qualification of his or her successor. However, the Board has the discretion to replace officers at any time.

(2)	Mr. Mordock was appointed as the President and Chief Executive Officer of the Company on July 17, 2006. Mr. Mordock has been a director of the Company since November 14, 2005, when he was elected as a Class III Directors to fill a newly created position on the Board. Mr. Mordock is a Partner of Red Bird Capital, LLC, a position that he has held since 2001. From 1996 to 2001, Mr. Mordock was President and Chief Executive Officer and a director of Teleflex Instruments & Surgical Services. Mr. Mordock was also President, Chief Operating Officer and a director of Cabot Medical Corporation from 1981 to 1996. Mr. Mordock holds a B.S. and an MBA from La Salle University and an E.P.S.M. from the Graduate School of Business at Stanford University

(3)	Mr. Panoff was appointed as the Chief Financial Officer and Treasurer on January 23, 2006. Mr. Panoff was the Chief Financial Officer at Nephros, Inc., a publicly traded medical device company, from July 2004 to January 2006. From August 2001 to July 2004, Mr. Panoff was the Vice President, Finance, at Walker Digital Companies, a privately held research and development company. He also served as Corporate Controller at Medicis Pharmaceutical Corporation, a publicly traded specialty pharmaceutical company, for over seven years. Mr. Panoff received his Bachelor of Science in Business Administration from Washington University in St. Louis and his Masters in Business Administration from Arizona State University. He is also a Certified Public Accountant in the state of New York.

(4)	Dr. Sapan was appointed as the Executive Vice President, Chief Development Officer of the Company effective July 10, 2006. Dr. Sapan was previously employed for 18 years at Nabi Biopharmaceuticals, a vertically integrated biopharmaceutical company that focuses on serious unmet medical needs including infectious diseases, most recently serving as Vice President, Project Management from 2001 to 2005. Dr. Sapan has a Ph.D in Experimental Pathology and an M.S. in Human Physiology from the University of North Carolina.
     The additional information required by this item will be included in the Company’s definitive Proxy Statement in connection with the 2007 Annual Meeting of Stockholders and is hereby incorporated herein by reference.
Item 10. Executive Compensation
     The information required by this item will be included in the Company’s definitive Proxy Statement in connection with the 2007 Annual Meeting of Stockholders and is hereby incorporated herein by reference.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters
     The information required by this item will be included in the Company’s definitive Proxy Statement in connection with the 2007 Annual Meeting of Stockholders and is hereby incorporated herein by reference.
Item 12. Certain Relationships and Related Transactions
     The information required by this item will be included in the Company’s definitive Proxy Statement in connection with the 2007 Annual Meeting of Stockholders and is hereby incorporated herein by reference.
Item 13. Exhibits
     See the Exhibit Index attached hereto for a list of the exhibits filed or incorporated by reference as a part of this report.
Item 14. Principal Accountant Fees and Services
     The information required by this item will be included in the Company’s definitive Proxy Statement in connection with the 2007 Annual Meeting of Stockholders and is hereby incorporated herein by reference.

Signatures
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEUROLOGIX, INC.

Dated: March 30, 2007	/s/ John E. Mordock
John E. Mordock
President and Chief Executive Officer

/s/ Marc L. Panoff Marc L. Panoff,
Chief Financial Officer, Secretary and Treasurer
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Dated: March 30, 2007
/s/ Cornelius E. Golding Cornelius E. Golding, Director

Dated: March 30, 2007
/s/ Martin J. Kaplitt Martin J. Kaplitt, Director

Dated: March 30, 2007
/s/ Clark A. Johnson Clark A. Johnson, Director

Dated: March 30, 2007
/s/ John E. Mordock John E. Mordock, Director

Dated: March 30, 2007
/s/ Craig J. Nickels Craig J. Nickels, Director

Dated: March 30, 2007
/s/ Austin M. Long, III Austin M. Long, III, Director

Dated: March 30, 2007
/s/ Jeffrey B. Reich Jeffrey B. Reich, Director

Dated: March 30, 2007
/s/ Elliott Singer Elliott Singer, Director

Dated: March 30, 2007
/s/ Michael Sorell Michael Sorell, Director

EXHIBIT INDEX

Exhibit
No.	Exhibit
3.1	Restated Certificate of Incorporation of Neurologix, Inc. (filed as an exhibit to the Registrant’s Report on Form 8-K, dated September 13, 2004 and incorporated herein by reference).

3.2	Amended and Restated Bylaws of Neurologix, Inc. (filed as an exhibit to the Registrant’s Annual Report on Form 10-K dated April 9, 2004 and incorporated herein by reference).

3.3	Certificate of Designations, Preferences and Rights of Series C Convertible Preferred Stock of Neurologix, Inc. (filed as an exhibit to the Registrant’s Current Report on Form 10-K dated May 11, 2006 and incorporated herein by reference).

4.1	Registration Rights Agreement by and among Arinco Computer Systems Inc., Pangea Internet Advisors LLC and the persons party to the Securities Purchase Agreement, dated as of March 28, 2000 (filed as an exhibit to the Registrant’s Report on Form 8 K dated March 28, 2000 and incorporated herein by reference).

4.2	Registration Rights Agreement, dated as of February 4, 2005, by and among Neurologix, Inc, Merlin Biomed Long Term Appreciation Fund LP and Merlin Biomed Offshore Master Fund LP (filed as an exhibit to the Registrant’s Report on Form 8-K, dated February 10, 2005 and incorporated herein by reference).

4.3	Registration Rights Agreement, dated as of April 27, 2005, by and among Neurologix, Inc. and Medtronic International, Ltd. (filed as an exhibit to the Registrant’s Current Report on Form 8-K, dated May 2, 2005, and incorporated herein by reference).

10.1	Warrants for William Avery, Cary S. Fitchey, The Roberts Family Revocable Trust U/D/T dated as of December 15, 1997, David M. Roberts and Gail M. Simpson, Trustees, Roberts Children Irrevocable Trust U/D/T dated October 21, 1996, Stephen H. Roberts, Trustee and Turtle Holdings LLC (filed as an exhibit to the Registrant’s Report on Form 8-K dated March 28, 2000 and incorporated herein by reference).

10.2	Consulting Agreement as of October 1, 1999 by and between Dr. Matthew During and Neurologix, Inc. (filed as an exhibit to the Registrant’s Report on Form 10-K, dated April 9, 2004 and incorporated herein by reference).

10.3	Exclusive License Agreement between Thomas Jefferson University and Neurologix Inc., effective as of June 1, 2002 (filed as an exhibit to the Registrant’s Report on Form 10-K, dated April 9, 2004 and incorporated herein by reference).

10.4	Exclusive License Agreement between Thomas Jefferson University and Neurologix, Inc., effective as of August 1, 2002 (filed as an exhibit to the Registrant’s Report on Form 10-K, dated April 9, 2004 and incorporated herein by reference).

10.5	Non-Exclusive License Agreement by and between Yale University, The Rockefeller University and Neurologix, Inc., dated as of August 28, 2002 (filed as an exhibit to the Registrant’s Report on Form 10-K, dated April 9, 2004 and incorporated herein by reference).

Exhibit
No.	Exhibit
10.6	License Agreement made as of November 1, 2002 by and between The Rockefeller University and Neurologix, Inc. (filed as an exhibit to the Registrant’s Report on Form 10-K, dated April 9, 2004 and incorporated herein by reference).

10.7	Clinical Study Agreement between Cornell University and Neurologix, Inc. entered into as of July 2, 2003 (filed as an exhibit to the Registrant’s Report on Form 10-K, dated April 9, 2004 and incorporated herein by reference).

10.8	Clinical Study Agreement, dated as of July, 2003 between North Shore University Hospital and Neurologix, Inc. (filed as an exhibit to the Registrant’s Report on Form 10-K, dated April 9, 2004 and incorporated herein by reference).

10.9	Amendment, dated October 8, 2003 to Consulting Agreement, dated October 1, 1999, between Dr. Matthew During and Neurologix, Inc. (filed as an exhibit to the Registrant’s Report on Form 10-K, dated April 9, 2004 and incorporated herein by reference).

10.10	Amendment No. 1 to Clinical Study Agreement, between Cornell University and Neurologix, Inc., dated September 24, 2004 (filed as an exhibit to the Registrant’s Report on Form 8-K, dated September 30, 2004 and incorporated herein by reference).

10.11	Stock Purchase Agreement, dated as of February 4, 2005, by and among Neurologix, Inc, Merlin Biomed Long Term Appreciation Fund LP and Merlin Biomed Offshore Master Fund LP (filed as an exhibit to the Registrant’s Report on Form 8-K, dated February 10, 2005 and incorporated herein by reference).

10.12	Amendment No. 1 to the Stock Purchase Agreement, dated as of February 9, 2005, by and between Neurologix, Inc. and Copper Spire Fund Portfolio (filed as an exhibit to the Registrant’s Report on Form 8-K, dated February 10, 2005 and incorporated herein by reference).

10.13	Form of Amendment to the Stock Purchase Agreement dated as of February 4, 2005, by and among Neurologix, Inc, Merlin Biomed Long Term Appreciation Fund LP and Merlin Biomed Offshore Master Fund LP (filed as an exhibit to the Registrant’s Report on Form 8-K, dated February 25, 2005 and incorporated herein by reference).

10.14	Clinical Study Agreement, dated October 20, 2004, between Universidade Federal de Sao Paolo and Neurologix, Inc. (filed as an exhibit to the Registrant’s Amendment No. 1 to Annual Report on Form 10-KSB, dated September 28, 2005).

10.15	Sub Lease, dated August 10, 2004, between Neurologix, Inc. and Palisade Capital Securities L.L.C. (filed as an exhibit to the Registrant’s Amendment No. 1 to Annual Report on Form 10-KSB, dated September 28, 2005).

10.16	Amended and Restated Consulting Agreement by and between Michael G. Kaplitt and Neurologix Research, Inc., dated April 25, 2005 (filed as an exhibit to the Registrant’s Current Report on Form 8-K, dated April 29, 2005, and incorporated herein by reference).

10.17	Stock Purchase Agreement, dated as of April 27, 2005, by and among Neurologix, Inc. and Medtronic International, Ltd. (filed as an exhibit to the Registrant’s Current Report on Form 8-K, dated May 2, 2005, and incorporated herein by reference).

10.18	Warrant Certificate (filed as an exhibit to the Registrant’s Current Report on Form 8-K, dated May 2, 2005, and incorporated herein by reference).

Exhibit
No.	Exhibit
10.19	Development and Manufacturing Agreement by and among Neurologix, Inc. and Medtronic, Inc., dated as of April 27, 2005 (filed as an exhibit to the Registrant’s Quarterly Report on Form 10-QSB for the three months ended March 31, 2005 and incorporated herein by reference).

10.20	Sublicense Agreement, dated July 27, 2006, between Neurologix, Inc. and Diamyd Therapeutics AB (filed as an exhibit to the Registrant’s Current Report on Form 8-K dated August 7, 2006 and incorporated herein by reference).

10.21	Separation Agreement, dated as of July 17, 2006, between Neurologix, Inc. and Michael Sorell. (filed as an exhibit to the Registrant’s Current Report on Form 8-K dated July 20, 2006 and incorporated herein by reference).

10.22	Subscription Agreement, dated as of May 10, 2006, by and between Neurologix, Inc., General Electric Pension Trust, the DaimlerChrysler Corporation Master Retirement Trust, ProMed Partners, LP, ProMed Partners II, LP, ProMed Offshore Fund Ltd., ProMed Offshore Fund II, Ltd., Paul Scharfer and David B. Musket. (filed as an exhibit to the Registrant’s Current Report on Form 8-K dated May 11, 2006 and incorporated herein by reference).

10.23	Form of Warrant Certificate (filed as an exhibit to the Registrant’s Current Report on Form 8-K dated May 11, 2006 and incorporated herein by reference).

10.24	Consulting Agreement, dated February 23, 2007, between Neurologix, Inc. and Dr. Martin J. Kaplitt. (filed as an exhibit to the Registrant’s Current Report on Form 8-K dated February 26, 2007 and incorporated herein by reference).

10.25	Amendment No. 19 to Stock Purchase Agreement, dated as of March 27, 2007, by and among Neurologix, Inc, Merlin Biomed Long Term Appreciation Fund LP and Merlin Biomed Offshore Master Fund LP.**

23.1	Consent of BDO Seidman LLP, Independent Registered Public Accounting Firm.**

23.2	Consent of J.H. Cohn LLP, Former Independent Registered Public Accounting Firm.**

31.1	Rule 13a-15(e)/15d-15(e) Certification of Principal Executive Officer.**

31.2	Rule 13a-15(e)/15d-15(e) Certification of Chief Financial Officer/Treasurer.**

32.1	Section 1350 Certification, Chief Executive Officer and Chief Financial Officer/Treasurer.**

**	Filed herewith