Form 10QSB
period 2007-05-14
NEUROLOGIX INC/DE
filed 2007-05-14
CIK 356591

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For  the quarter ended March 31, 2007

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ____ to ____


                        COMMISSION FILE NUMBER: 000-13347

                                NEUROLOGIX, INC.
              (Exact name of Small Business Issuer in its charter)


             DELAWARE                                     06-1582875
-------------------------------------------------------------------------------
  (State or other jurisdiction of                      I.R.S. Employer
  Incorporation or organization)                     Identification No.)

         ONE BRIDGE PLAZA, FORT LEE, NEW JERSEY                  07024
--------------------------------------------------------------------------------
        (Address of principal executive offices)

                                 (201) 592-6451
--------------------------------------------------------------------------------
                           (Issuer's telephone number)


                                       N/A
--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

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

At May 11, 2007 there were outstanding 26,542,924 shares of the Registrant's Common Stock, $.001 par value.

Transitional Small Business Disclosure Format: Yes [  ] No [X].


PART I. FINANCIAL INFORMATION

Item 1 - Financial Statements
  Condensed Balance Sheet (Unaudited)                                                  1
  Condensed Statements of Operations (Unaudited)                                       2
  Condensed Statements of Changes in Stockholders' Equity (Deficiency) (Unaudited)     3
  Condensed Statements of Cash Flows (Unaudited)                                       5
  Notes to Condensed Financial Statements (Unaudited)                                  7

Item 2 - Management's Discussion and Analysis or Plan of Operation                    11

Item 3 - Controls and Procedures                                                      16

PART II. OTHER INFORMATION                                                            16

Item 6. - Exhibits                                                                    16


PART I. FINANCIAL INFORMATION

Item 1 - Financial Statements
-----------------------------

                                NEUROLOGIX, INC.
                          (A Development Stage Company)
                             CONDENSED BALANCE SHEET
                                   (UNAUDITED)
             (Amounts in thousands, except share and per share data)

                                                                    March 31,
                                                                      2007
                                                                 ---------------
ASSETS
Current assets:
Cash and cash equivalents                                           $9,305
Prepaid expenses and other current assets                              278
                                                                 ---------------
Total current assets                                                 9,583
Equipment, less accumulated depreciation of $352                       163
Intangible assets, less accumulated amortization of $89                530
Other assets                                                             8
                                                                 ---------------
Total Assets                                                       $10,284
                                                                 ===============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses                                 $848
                                                                 ---------------
Total liabilities                                                      848
                                                                 ---------------

Commitments and contingencies
Stockholders' equity:
   Preferred stock; 5,000,000 shares authorized
     Series A - Convertible, $.10 par value; 300,000 shares
     designated, 645 shares issued and
     outstanding with an aggregate
     liquidation preference of $645                                      -
     Series B - $.10 par value; 4,000,000 shares
     designated, no shares issued and outstanding                        -
     Series C - Convertible, $.10 par value; 700,000
     shares designated, 397,595 shares issued and
     outstanding with an aggregate liquidation preference
     of $13,000,111                                                     40
   Common Stock:
     $.001 par value; 60,000,000 shares authorized,
     26,542,924 issued and outstanding                                  27
   Additional paid-in capital                                       34,699
   Deficit accumulated during the development stage                (25,330)
                                                                 ---------------
   Total stockholders' equity                                        9,436
                                                                 ---------------
   Total Liabilities and Stockholders' Equity                       10,284
                                                                 ===============

     See accompanying notes to the unaudited condensed financial statements.

                                NEUROLOGIX, INC.
                          (A Development Stage Company)
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
             (Amounts in thousands, except share and per share data)


                                                                     For the period February 12,
                                                      Three Months     1999 (inception) through
                                                    Ended March 31,       March 31, 2007
                                            ------------------------------------------------
                                                2007        2006
                                            ------------------------------------------------
 Revenues                                   $        -   $         -          $      -
 Operating expenses:
     Research and development                    1,003           547            12,402
     General and administrative expenses           656           970            10,767
                                            ------------------------------------------------
 Loss from operations                           (1,659)       (1,517)          (23,169)
                                            ------------------------------------------------
 Other income (expense):
     Dividend, interest and other income           115            24               871
     Interest expense-related parties                -            (1)             (411)
                                            ------------------------------------------------
   Other income, net                               115            23               460
                                            ------------------------------------------------
 Net loss                                   $   (1,544)  $    (1,494)     $    (22,709)
                                                                          ==================
 Preferred stock dividends                        (292)            -
                                            --------------------------
 Net loss applicable to common stock        $   (1,836)  $    (1,494)
                                            ==========================
 Net loss applicable to common stock
  per share, basic and diluted              $    (0.07)  $     (0.06)
                                            ==========================
 Weighted average common shares outstanding,
  basic and diluted                         26,542,924    26,542,924
                                            ==========================


     See accompanying notes to the unaudited condensed financial statements.

                                         NEUROLOGIX, INC. AND SUBSIDIARY
                                          (A Development Stage Company)
                     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)
                    FOR THE PERIOD FROM FEBRUARY 12, 1999 (INCEPTION) THROUGH MARCH 31, 2007
                                                   (UNAUDITED)
                               (In thousands, except share and per share amounts)


                                                                                                               Deficit
                                                   Series C Preferred                                        Accumulated
                                                       Stock           Common Stock    Additional             During the
                                                   -----------------------------------   Paid-in    Unearned  Develpment
                                                     Shares  Amount   Shares    Amount   Capital  Compensation   Stage      Total
                                                   ---------------------------------------------------------------------------------
Sale of common stock to founders                          -  $ 0    6,004,146   $   0   $      4   $     0   $       0   $      4
Net loss                                                  -    -            -       -          -         -        (328)      (328)
                                                   ---------------------------------------------------------------------------------
Balance, December 31, 1999                                -    0    6,004,146       0          4         0        (328)      (324)
Net loss                                                  -    -            -       -          -         -      (1,055)    (1,055)
                                                   ---------------------------------------------------------------------------------
Balance, December 31, 2000                                -    0    6,004,146       0          4         0      (1,383)    (1,379)
Stock options granted for services                        -    -            -       -          9         -           -          9
Common stock issued for intangible assets
     at $0.09 per share                                   -    -      259,491       -         24         -           -         24
Net loss                                                  -    -            -       -          -         -        (870)      (870)
                                                   ---------------------------------------------------------------------------------
Balance, December 31, 2001                                -    0    6,263,637       0         37         0      (2,253)    (2,216)
Retirement of founder shares                              -    -      (33,126)      -          -         -           -          -
Common Stock issued pursuant to license agreement
     at $1.56 per share                                   -    -      368,761       -        577      (577)          -          -
Private placement of Series B convertible preferred
     stock                                                -    -            -       -      2,613         -           -      2,613
Amortization of unearned compensation                     -    -            -       -          -        24           -         24
Net loss                                                  -    -            -       -          -         -      (1,310)    (1,310)
                                                   ---------------------------------------------------------------------------------
Balance, December 31, 2002                                -    0    6,599,272       0      3,227      (553)     (3,563)      (889)
Sale of Common Stock                                      -    -      276,054       -         90       (89)          -          1
Amortization of unearned compensation                     -    -            -       -          -       164           -        164
Net loss                                                  -    -            -       -          -         -      (2,274)    (2,274)
                                                   ---------------------------------------------------------------------------------
Balance, December 31, 2003                                -    0    6,875,326       0      3,317      (478)     (5,837)    (2,998)
Conversion of note payable to Common Stock at
     $2.17 per share                                      -    -    1,091,321       1      2,371         -           -      2,372
Conversion of mandatory redeemable preferred
     stock to Common Stock                                -    -    6,086,991       6        494         -           -        500
Conversion of Series B convertible preferred
     stock to Common Stock                                -    -    1,354,746       1         (1)        -           -          -
Effects of reverse acquisition                            -    -    7,103,020      14      5,886         -           -      5,900
Amortization of unearned compensation                     -    -            -       -          -       202           -        202
Stock options granted for services                        -    -            -       -         42       (42)          -          -
Exercise of stock options                                 -    -       10,000       -         15         -           -         15
Net loss                                                  -    -            -       -          -         -      (2,937)    (2,937)
                                                   ---------------------------------------------------------------------------------
Balance, December 31, 2004                                -    0   22,521,404      22     12,124      (318)     (8,774)     3,054
Sale of Common Stock through private placement
     at an average price of $1.30 per share               -    -    2,473,914       4      3,062         -           -      3,066
Sale of Common Stock at an average price of $1.752
     per share and warrants to Medtronic                  -    -    1,141,552       1      2,794         -           -      2,795
Amortization of unearned compensation                     -    -            -       -          -       825           -        825
Stock options granted for services                        -    -            -       -      1,305    (1,305)          -          -
Exercise of stock options                                 -    -      406,054       -        127         -           -        127
Net loss                                                  -    -            -       -          -         -      (5,345)    (5,345)
                                                   ---------------------------------------------------------------------------------
Balance, December 31, 2005                                -    0   26,542,924      27     19,412      (798)    (14,119)     4,522
Sale of Preferred Stock through private placement
      at an average price of $35.00 per share       342,857   34            -       -     11,578         -           -     11,612
Fair value of beneficial conversion rights issued
     in connection with issuance of Series C
     PreferredStock                                       -    -             -      -      2,621         -           -      2,621
Preferred Dividend and accretion of fair value
     of beneficial conversion charge                 25,298    3            -       -         (3)        -      (2,621)    (2,621)
Employee share-based compensation expense                 -    -            -       -      1,193         -           -      1,193
Non-employee share-based compensation                     -    -            -       -         83         -           -         83
Reclassification of prior year non-employee
     compensation to prepaid expenses                     -    -            -       -          -       487           -        487
Effects of adoption of SFAS 123R                          -    -            -       -       (311)      311           -          -
Net loss                                                  -    -            -       -          -         -      (7,046)    (7,046)
                                                   ---------------------------------------------------------------------------------
Balance, December 31, 2006                          368,155 $ 37   26,542,924   $  27   $ 34,573   $     -   $ (23,786)  $ 10,851
Preferred dividends issued and accrued               29,440    3            -       -         (3)        -           -          -
Employee share-based compensation expense                 -    -            -       -        121         -           -        121


                                                                                                               Deficit
                                                   Series C Preferred                                        Accumulated
                                                       Stock           Common Stock    Additional             During the
                                                   -----------------------------------   Paid-in    Unearned  Develpment
                                                     Shares  Amount   Shares    Amount   Capital  Compensation   Stage      Total
                                                   ---------------------------------------------------------------------------------
Non-employee share-based compensation                     -    -            -       -          8         -           -          8
Net loss                                                  -    -            -       -          -         -      (1,544)    (1,544)
                                                   ---------------------------------------------------------------------------------
Balance March 31, 2007                              397,595 $ 40   26,542,924   $  27   $ 34,699   $     -   $ (25,330)  $  9,436
                                                   =================================================================================


                            See accompanying notes to the unaudited condensed financial statements.


                                NEUROLOGIX, INC.
                          (A Development Stage Company)
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (Amounts in thousands)


                                                                                        Three Months             For the period
                                                                                        Ended March 31,         February 12, 1999
                                                                               ----------------------------    (inception) through
                                                                                      2007           2006        March 31, 2007
                                                                               -------------------------------------------------
Operating activities:
  Net loss                                                                           $(1,544)    $(1,494)        $(22,709)
Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation                                                                         23          15              358
     Amortization                                                                         10           3              229
     Stock options granted for services                                                    -           -                9
     Impairment of intangible assets                                                       -           -              148
     Amortization of non-employee share-based compensation                                26         121            1,323
     Share-based employee compensation expense                                           121         121            1,314
     Non-cash interest expense                                                             -           -              378
     Changes in operating assets and liabilities
       Decrease in prepaid expenses and other current assets                             116         147              786
       Increase  in accounts payable and accrued expenses                                119         360              787
                                                                               -------------------------------------------------
          Net cash used in operating activities                                       (1,129)       (727)         (17,377)
                                                                               -------------------------------------------------
Investing activities:
   Security deposits paid                                                                  -           -               (7)
   Purchases of equipment                                                                (16)         (4)            (406)
   Additions to intangible assets                                                        (28)        (14)            (877)
   Purchases of marketable securities                                                      -           -          (12,673)
   Proceeds from sale of marketable securities                                             -       1,600           12,673
                                                                               -------------------------------------------------
          Net cash (used in) provided by investing activities                            (44)      1,582           (1,290)
                                                                               -------------------------------------------------
Financing activities:
   Proceeds from note payable                                                              -           -            1,100
   Borrowings from related party                                                           -           -            2,000
   Cash acquired in Merger                                                                 -           -            5,413
   Merger-related costs                                                                    -           -             (375)
   Payments of capital lease obligations                                                   -          (4)             (99)
   Proceeds from exercise of stock options                                                 -           -              142
   Proceeds from issuance of common stock and warrants                                     -           -            5,066
   Proceeds from issuance of preferred stock                                               -           -           14,725
                                                                               -------------------------------------------------
          Net cash (used in) provided by financing activities                              -          (4)          27,972
                                                                               -------------------------------------------------
Net (decrease) increase in cash and cash equivalents                                  (1,173)        851            9,305
Cash and cash equivalents, beginning of period                                        10,478       1,255              -
                                                                               -------------------------------------------------
Cash and cash equivalents, end of period                                              $9,305      $2,106           $9,305
                                                                               =================================================
Supplemental disclosure of non-cash investing and financing activities:
Dividends on Series C Preferred Stock paid in preferred shares                          $290           -             $904
Accrued dividends on Series C Preferred Stock                                             $2           -              $96
Accretion of fair value of beneficial conversion on preferred stock                        -           -           $2,621
Issuance of Common Stock to pay debt                                                       -           -           $2,372
Reverse acquisition - net liabilities assumed, excluding cash                              -           -           $ (214)
Mandatory redeemable convertible preferred stock converted to Common Stock                 -           -             $500

                                                                                        Three Months             For the period
                                                                                        Ended March 31,         February 12, 1999
                                                                               ----------------------------    (inception) through
                                                                                      2007           2006        March 31, 2007
                                                                               -------------------------------------------------

Common stock issued to acquire intangible assets                                           -           -              $24
Stock options granted for services                                                         -           -           $1,424
Deferred research and development cost resulting from Medtronic Stock Purchase             -           -             $795
Acquisition of equipment through capital leases                                            -           -             $106


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

         The Company incurred net losses of $1,544, $1,494 and $22,709 and negative cash flows from operating activities of $1,129, $727 and $17,377 for the three months ended March 31, 2007 and 2006 and for the period from February 12, 1999 (inception) to March 31, 2007, respectively. The Company expects that it will continue to incur net losses and cash flow deficiencies from operating activities for the foreseeable future.

         As of March 31, 2007, the Company had cash and cash equivalents and short-term investments in marketable securities of $9,305. Management believes that the Company's current resources will enable it to continue as a going concern through at least March 31, 2008. Although the Company believes that its resources are sufficient to initiate a Phase II clinical trial for Parkinson's disease and to complete a Phase I clinical trial for epilepsy, the Company's resources are not sufficient to allow it to perform all of the clinical trials required for drug approval and marketing for either product. Accordingly, it will, from time to time, continue to seek additional funds through public or private equity offerings, debt financings or corporate collaboration and licensing arrangements. The Company does not know whether additional financing will be available when needed, or if available, will be on acceptable or favorable terms to it or its stockholders.

(2)  Basis of presentation

         The accompanying unaudited condensed financial statements of the Company should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2006 (the "10-KSB") filed with the Securities and Exchange Commission (the "SEC") on April 2, 2007. The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial information and in accordance with the instructions to Form 10-QSB and the rules and regulations of the SEC. Accordingly, since they are interim statements, the accompanying financial statements do not include all of the information and notes required by GAAP for complete financial statement presentation. In the opinion of management, the interim financial statements reflect all adjustments consisting of normal, recurring adjustments that are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. Interim results are not necessarily indicative of results for a full year.

(3)  Summary of Significant Accounting Policies

     (a) Stock-BasedCompensation:

         At March 31, 2007 the Company had one active share-based compensation plan available for employee, non-employee director, and consultant grants. Stock option awards granted from this plan are granted at the fair market value on the date of grant, and vest over a period determined at the time the options are granted, ranging from zero to three years, and generally have a maximum term of ten years. Certain options provide for accelerated vesting if there is a change in control (as defined in the plans). When options are exercised, new shares of the Company's common stock (the "Common Stock") are issued.

         Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123R "Share-based Payment" ("SFAS No. 123R") for employee stock options and other share based compensation using the modified prospective method. No share-based employee compensation cost had been reflected in net loss prior to the adoption of SFAS No. 123R.

         Under SFAS 123R, compensation expense is recognized for awards that are granted, modified or cancelled on or after January 1, 2006 as well as for the portion of awards previously granted that had not vested as of January 1, 2006. Compensation expense for these previously granted awards is being recognized over the remaining service period using the compensation cost calculated based on the same estimate of grant-date fair value previously reported for pro-forma disclosure purposes under FAS 123R. As of March 31, 2007 total unrecognized compensation cost related to stock option awards was approximately $316 and the related weighted-average period over which it is expected to be recognized is approximately 1.31 years.

         The amount of compensation expense recognized under FAS 123R during the three months ended March 31, 2007 and 2006 was comprised of the following:

                                                    Three Months Ended March 31,
                                                        2007           2006
                                                     -------------------------
Research and development                                  $47           $3
General and administrative                                 74          118
                                                     -------------------------
   Share-based compensation expense                      $121         $121
                                                     =========================
Net share-based compensation expenses per basic
and diluted common share                               $(0.00)      $(0.00)
                                                     =========================

         A summary of option activity as of March 31, 2007 and changes during the three months then ended is presented below:


                                                                          Weighted-Average
                                  Shares Subject to  Weighted- Average   Remaining Contractual
      Options                        Option (000)      Exercise Price         Term (years)         Aggregate Intrinsic Value
------------------------------      ----------        ----------------    ---------------------   -------------------------
Outstanding at January 1, 2007      3,016                 $1.50
Granted                                 -                  -
Exercised                               -                  -
Forfeited or expired                    -                  -
                                  ------------------------------------
Outstanding at March 31, 2007       3,016                 $1.50                  6.90                      $0
Exercisable at March 31, 2007       2,269                 $1.47                  6.20                      $0


         There were no options granted during the three months ended March 31, 2007. The weighted-average grant-date fair value of options granted during the three months ended March 31, 2006 was $1.29 and was estimated using the Black Scholes option valuation model.

         The fair value of each stock option award is estimated under SFAS No. 123R on the date of the grant using the Black-Scholes option pricing model based on the assumptions noted in the following table.

                                           Three Months Ended March 31,
                                           ---------------------------
                                             2007             2006
                                           ----------      -----------
     Expected option term                   *                   5
     Risk-free interest rate                *                4.07%
     Expected volatility                    *                90.3%
     Dividend yield                         *                   0%

      * There were no options granted during the three months ended March 31, 2007.

         Expected volatility is based on historical volatility of the Common Stock. The risk-free rate is based on the five year U.S. Treasury security rate. The expected term represents the period that stock-based awards are expected to be outstanding based on the simplified method provided in Staff Accounting Bulletin No. 107 ("SAB 107") which averages an award's weighted average vesting period and expected term for "plain vanilla" share options. Under SAB 107, options are considered to be "plain vanilla" if they have the following basic characteristics: granted "at-the-money"; exerciseability is conditioned upon service through the vesting date; termination of service prior to vesting results in forfeiture; limited exercise period following termination of service; and options are non-transferable and non-hedgeable.

         For equity awards to non-employees, the Company also applies the Black-Scholes method to determine the fair value of such investments in accordance with FAS 123R and Emerging Issues Task Force Issue 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods, or Services." The options granted to non-employees are re-measured as they vest and the resulting value is recognized as an expense against our net loss over the period during which the services are received.

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

         The following securities were not included in the computation of diluted net loss per share because to do so would have had an anti-dilutive effect for the periods presented:

                                                         March 31,
                                             ----------------------------------
                                                  2007               2006
                                             ----------------- ----------------
   Stock options                               3,105,829           2,405,220
   Warrants                                    3,131,585             906,867
   Common Stock issuable upon conversion
   of Series A Convertible Preferred Stock           645                 645
   Common Stock issuable upon conversion
   of Series C Convertible Preferred Stock     7,817,870                   -

(4)  Commitments and Contingencies

     Consulting Agreement:

         Effective February 23, 2007, the Company entered into a consulting agreement with Martin J. Kaplitt, M.D., the Chairman of the Company's Board of Directors. Under the terms of this agreement, Dr. Martin Kaplitt will provide medical and scientific consulting and advisory services to the Company for a one year period, unless sooner terminated pursuant to its terms. Dr. Martin Kaplitt will receive annual compensation of $85. Dr. Martin Kaplitt served as the Executive Chairman of the Company until February 23, 2007, and now serves as Chairman of the Company's Board of Directors.

     Research Agreement:

         On March 2, 2007, the Company entered into Amendment No. 2 to the Clinical Study Agreement with Cornell University for its Medical College ("Cornell") to revise the scope of the research to be performed by Cornell. Pursuant to the terms of the amended agreement, the Company must make to Cornell an additional payment of $64, in two equal installments, the first on or about the effective date of the agreement and the second on July 31, 2007.

     Operating Lease Agreement:

         On November 3, 2006, the Company entered into a lease with Bridge Plaza Realty Associates, LLC ("BPRA") for an additional 703 square feet of office space at One Bridge Plaza, Fort Lee, New Jersey 07024 (the "BPRA Lease"). This lease commenced on April 13, 2007 upon the completion of build out work performed by BPRA and will expire three years thereafter. The lease provides for a base annual rent of approximately $21 for the term of the lease.

         In connection with the BPRA Lease, effective February 1, 2008 the Company will rent from BPRA the 1,185 square feet of office space it currently rents from Palisade Capital Securities, LLC, an affiliated company. This lease provides for a base annual rent of $36 through the term of the lease, which expires in March 2010.

(5)  Income Taxes

         The Company adopted the provisions of FASB Interpretation No. 48 ("FIN 48") "Accounting for Uncertainty in Income Taxes (an interpretation of FASB Statement No. 109") on January 1, 2007. This interpretation was issued to clarify the accounting for uncertainty in the amount of income taxes recognized in the financial statements by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The provisions of FIN 48 are effective as of the beginning of 2007, with the cumulative effect of the change in accounting principle recorded as an adjustment to retained earnings. Adoption of this new Standard did not have an impact on the Company's financial position, results of operations or cash flows.

Item 2 - Management's Discussion and Analysis or Plan of Operation
------------------------------------------------------------------

         The following discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the Company's unaudited financial statements and related notes included in this quarterly report on Form 10-QSB (this "Quarterly Report") and the audited financial statements and notes thereto as of and for the year ended December 31, 2006 included in the Company's Annual Report on Form 10-KSB filed with the SEC on April 2, 2007. Operating results are not necessarily indicative of results that may occur in future periods.

Business Overview

         The Company is a development stage company that is engaged in the research and development of proprietary treatments for disorders of the brain and central nervous system using gene therapy and other innovative therapies. These treatments are designed as alternatives to conventional surgical and pharmacological treatments.

         To date, the Company has not generated any operating revenues and has incurred annual net losses. From inception through March 31, 2007, the Company had an accumulated deficit of $25,330, and it expects to incur additional losses for the foreseeable future. The Company recognized net losses of $1,544 for the three months ended March 31, 2007, and $1,494 for the three months ended March 31, 2006.

         Since its inception, the Company has financed its operations primarily through sales of its equity and debt securities. From inception through March 31, 2007, the Company received proceeds primarily from private sales of equity and debt securities and from the February 2004 merger (the "Merger") of approximately $24,831 in the aggregate. Although its costs of administration and public company compliance have increased this year, the Company has devoted a significant portion of its capital resources to the research and development of its products.

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

         Since the date of the Merger, the Company has accounted for the direct costs associated with its Parkinson's project, including research fees, license fees and pre-clinical and clinical study costs. For the three months ended March 31, 2007 and 2006, the Company has incurred $87 and $38 of these costs, respectively. The increase is primarily due to increased manufacturing costs related to product to be used in the Company's planned Phase II clinical trial.

     Epilepsy

         In October 2004, motivated by encouraging rodent studies, the Company entered into an agreement with Universidad Federal de Sao Paolo to commence a non-human primate study for evaluating the toxicity of using its NLX technology in the brain for the treatment of epilepsy. The Company's approach is based on the use of the non-pathogenic AAV vector, delivered using standard neurosurgical techniques. All studies were completed in November 2005 and a detailed analysis of the rodent studies was presented in December 2005. Results showed that Neuropeptide Y (NPY) gene transfer reduces spontaneous seizures in an in vivo model of epilepsy and positively influences the fundamental biological process that leads to a chronically epileptic state.

         Since the date of the Merger, the Company has accounted for the direct costs associated with its epilepsy project, including research fees, license fees and pre-clinical and clinical study costs. For the three months ended March 31, 2007 and 2006, the Company has incurred $267 and $1 of these costs, respectively. The increase is primarily due to costs of manufacturing product in 2007 for the Company's planned Phase I clinical trial.

     Other Therapies

         The Company will also continue its efforts to develop gene therapy for the treatment of other neurodegenerative and metabolic disorders under its research agreements with Cornell and The Ohio State University.

Plan of Operation

     Parkinson's Disease

         The Company currently plans to conduct a Phase II clinical trial prior to conducting a pivotal trial for its treatment of Parkinson's disease, commencing in the second half of 2007. The Phase II trial will be a multi-center, randomized, controlled study with subjects being treated bi-laterally. The study will be designed, among other things, to further establish the effectiveness and safety of the treatment. The scope and timing of such study will largely depend upon FDA concurrence, the ability to manufacture product on a timely basis, the availability of funding, the availability of the catheter system being developed by Medtronic International, Ltd. ("Medtronic") and other factors.

         The Company will also take steps to move toward a pivotal trial for treatment of Parkinson's disease, and hopes to be in a position to file its protocol with the FDA in 2009. The

Company presently estimates that the pivotal trial could be completed in 2011 and the estimated total costs to reach that milestone are expected to be between $20,000 and $30,000.

     Epilepsy

         The Company also intends to increase its efforts on advancing its product development for the treatment of epilepsy. The Company expects to commence a Phase I clinical trial in the second half of 2007. The Company expects the cost of such trial to amount to approximately $1,000. The scope and timing of such trial will, in large part, depend upon, FDA concurrence and the successful completion of certain license arrangements.

         The Company currently expects that, if the project progresses and certain other conditions are met, it can file for FDA approval for its epilepsy product by 2013, and the estimated total costs to reach that milestone are currently expected to be between $15,000 and $25,000.

         The Company has also recently undertaken efforts to develop gene therapy for the treatment of other neurodegenerative and metabolic disorders, including Huntington's disease, with a goal of advancing towards an initial Phase I clinical trial within the next 3 years.

         Over the next 12 months, in addition to its normal recurring expenditures, the Company expects to spend approximately: $1,800 in Phase II clinical trial expenses with regard to its Parkinson's treatment; $500 in Phase I clinical trial expenses with regard to its epilepsy product; $1,000 in costs associated with operating as a publicly traded company, such as legal fees, accounting fees, insurance premiums, stock market listing fees and investor and public relations fees; $750 in research and licensing fees; and $300 in expenses in order to scale up its manufacturing capabilities for the supply of product for a Parkinson's pivotal trial.

Results of Operations

     Three Months Ended March 31, 2007 Compared to the Three Months Ended March 31, 2006

         Revenues. The Company did not generate any operating revenues during the three months ended March 31, 2007 and 2006.

         Costs and Expenses.

         Research and Development. Research and development expenses increased by $456 during the three months ended March 31, 2007 to $1,003 as compared to $547 during the same period in 2006. The increase is primarily attributable to $310 in costs incurred in 2007 associated with the manufacturing of product to be used in the Company's planned clinical trials in 2007. The increase was also due to $107 in increased personnel costs, primarily as a result of the hiring of Christine V. Sapan, Ph.D., the Company's Chief Development Officer, in July 2006.

         General and Administrative. General and administrative expenses decreased by $314 to $656 during the three months ended March 31, 2007, as compared to $970 during the comparable period in 2006. The decrease in 2007 is primarily due to a decrease in corporate legal fees of $168, as well as decreases in consulting expenses of $94 and recruiting fees of $63.

         Other Income (Net). Other income (net) increased by $92 during the three months ended March 31, 2007, over the comparable period of 2006. This increase is primarily attributable to increased interest income earned on funds received by the Company in May 2006 from its private placement of its Series C Preferred Stock.

Liquidity and Capital Resources.
--------------------------------

         Cash and cash equivalents were $9,305 at March 31, 2007.

         The Company is still in the development stage and has not generated any operating revenues as of March 31, 2007. In addition, the Company will continue to incur net losses and cash flow deficiencies from operating activities for the foreseeable future. Management believes that the Company's current resources will enable it to continue as a going concern through at least March 31, 2008.

         Although the Company believes that its resources are sufficient to commence a Phase II clinical trial for Parkinson's disease and complete a Phase I clinical trial for epilepsy, the Company's resources are not sufficient to allow it to perform all of the clinical trials required for drug approval and marketing, including a pivotal trial for Parkinson's disease. Accordingly, it will continue to seek additional funds through public or private equity offerings, debt financings or corporate collaboration and licensing arrangements. The Company does not know whether additional financing will be available when needed or, if available, will be on acceptable or favorable terms to it or its stockholders.

         Net cash used in operating activities was $1,129 for the three months ended March 31, 2007 as compared to $727 during the same period in 2006. The $402 increase in net cash used in operations was primarily due to a $272 decrease in cash provided by changes to working capital in 2007 and larger net loss.

         Net cash used in investing activities during the three month period ended March 31, 2007 was $44 as compared to net cash provided by investing activities of $1,582 during the three months ended March 31, 2006. The difference is primarily due to the Company redeeming short term investments in the amount of $1,600 during the three months ended March 31, 2006.

         There were no financing activities during the three months ended March 31, 2007. During the three months ended March 31, 2006, cash used in financing activities was $4.

Recent Accounting Pronouncements

         No new accounting pronouncement issued or effective during the fiscal quarter has had or is expected to have a material impact on the financial statements.

                           FORWARD LOOKING STATEMENTS
                           ---------------------------

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

         o the inability of the Company to successfully commence the Phase II clinical trial for Parkinson's disease or the Phase I for temporal lobe epilepsy; and

         Other factors and assumptions not identified above could also cause the actual results to differ materially from those set forth in the forward-looking statements. Additional information regarding factors which could cause results to differ materially from management's expectations is found in the section entitled "Risk Factors" contained in the Company's 2006 Annual Report on Form 10-KSB. Although the Company believes these assumptions are reasonable, no assurance can be given that they will prove correct. Accordingly, you should not rely upon forward-looking statements as a prediction of actual results. Further, the Company undertakes no obligation to update forward-looking statements after the date they are made or to conform the statements to actual results or changes in the Company's expectations.

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

         (b) Changes in Internal Control Over Financial Reporting. There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange
Act) during the first quarter of 2007 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.


PART II. OTHER INFORMATION

Item 6 - Exhibits
------------------

         See Exhibit Index

                                   Signatures
                                   ----------

         Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   NEUROLOGIX, INC.


May 14, 2007       /s/ John E. Mordock
                   -------------------------------------------------------------
                   John E. Mordock
                   President and Chief Executive Officer
                   (as Principal Executive Officer)



May 14, 2007       /s/ Marc L. Panoff
                   -------------------------------------------------------------
                   Marc L. Panoff
                   Chief Financial Officer, Secretary and Treasurer
                   (as Principal Accounting Officer/Principal Financial Officer)

                                  EXHIBIT INDEX
                                  -------------

     Exhibit No.  Exhibit
     -----------  ----------
         3.1 Restated Certificate of Incorporation of Neurologix, Inc., dated May 9, 2007.*

         31.1 Rule 13a-14(a)/15d-14(a) Certification of President and Chief Executive Officer (as Principal Executive Officer).*

         31.2 Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer, Secretary and Treasurer (as Principal Accounting Officer/Principal Financial Officer).*

         32.1 Section 1350 Certification of Chief Executive Officer and Chief Financial Officer, Secretary and Treasurer (as Principal Accounting Officer/Principal Financial Officer).*

-----------------
* Filed herewith