Form 10QSB
period 2007-06-30
NEUROLOGIX INC/DE
filed 2007-08-15
CIK 356591

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2007

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

(201) 592-6451
(Issuer’s telephone number)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐.

Indicate by checkmark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

At August 10, 2007 there were outstanding 26,812,378 shares of the Registrant’s Common Stock, $.001 par value.

Transitional Small Business Disclosure Format: Yes ☐ No ☒.

PART I. FINANCIAL INFORMATION

Item 1 - Financial Statements

NEUROLOGIX, INC. (A Development Stage Company) CONDENSED BALANCE SHEET (UNAUDITED) (Amounts in thousands, except share and per share data)
June 30,
2007
ASSETS	(UNAUDITED)
Current assets:
Cash and cash equivalents	$7,720
Prepaid expenses and other current assets	230
Total current assets	7,950
Equipment, less accumulated depreciation of $381	213
Intangible assets, less accumulated amortization of $99	569
Other assets	8
Total Assets	$8,740
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$687
Total liabilities	687
Commitments and contingencies
Stockholders’ equity:
Preferred stock; 5,000,000 shares authorized:
Series A – Convertible, $.10 par value; 650 shares designated, 645 shares issued and outstanding with an aggregate liquidation preference of $645	-
Series C – Convertible, $.10 par value; 700,000 shares designated, 406,691 shares issued and outstanding with an aggregate liquidation preference of $13,906,040	41
Common stock: $.001 par value; 100,000,000 shares authorized, 26,762,378 issued and outstanding	27
Additional paid-in capital	35,178
Deficit accumulated during the development stage	(27,193)
Total stockholders’ equity	8,053
Total Liabilities and Stockholders’ Equity	$8,740

See accompanying notes to the unaudited condensed financial statements.

NEUROLOGIX, INC.
(A Development Stage Company)
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)
(Amounts in thousands, except share and per share data)
	Six Months Ended June 30,		Three Months Ended June 30,		For the period February 12, 1999 (inception) through June 30, 2007
	2007	2006	2007	2006

Operating expenses:
Research and development	$2,016	$1,529	$1,013	$982	$13,415
General and administrative expenses	1,606	1,746	950	776	11,717
Loss from operations	(3,622)	(3,275)	(1,963)	(1,758)	(25,132)

Other income (expense):
Dividend, interest and other income	215	128	100	104	971
Interest expense-related parties	-	(2)	-	(1)	(411)
Other income, net	215	126	100	103	560
Net loss	(3,407)	(3,149)	(1,863)	(1,655)	$(24,572)

Preferred stock dividends and charge for accretion of beneficial conversion rights	(590)	(2,771)	(298)	(2,771)
Net loss applicable to common stock	$(3,997)	$(5,920)	$(2,161)	$(4,426)

Net loss applicable to common stock per share, basic and diluted	$(0.15)	$(0.22)	$(0.08)	$(0.17)

Weighted average common shares outstanding, basic and diluted	26,569,639	26,542,924	26,596,061	26,542,924

See accompanying notes to the unaudited condensed financial statements.

NEUROLOGIX, INC. AND SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIENCY)

FOR THE PERIOD FROM FEBRUARY 12, 1999 (INCEPTION) THROUGH JUNE 30, 2007

(UNAUDITED)

(In thousands, except share and per share amounts)

	Series C Preferred Stock		Common Stock		Additional Paid-in Capital	Unearned Compensation	Deficit Accumulated During the Development Stage	Total
	Shares	Amount	Shares	Amount
Sale of common stock to founders	-	$0	6,004,146	$0	$4	$0	$0	$4
Net loss	-	-	-	-	-	-	(328)	(328)
Balance, December 31, 1999	-	0	6,004,146	0	4	0	(328)	(324)
Net loss	-	-	-	-	-	-	(1,055)	(1,055)
Balance, December 31, 2000	-	0	6,004,146	0	4	0	(1,383)	(1,379)
Stock options granted for services	-	-	-	-	9	-	-	9
Common stock issued for intangible assets at $0.09 per share	-	-	259,491	-	24	-	-	24
Net loss	-	-	-	-	-	-	(870)	(870)
Balance, December 31, 2001	-	0	6,263,637	0	37	0	(2,253)	(2,216)
Retirement of founder shares	-	-	(33,126)	-	-	-	-	-
Common Stock issued pursuant to license agreement at $1.56 per share	-	-	368,761	-	577	(577)	-	-
Private placement of Series B convertible preferred stock	-	-	-	-	2,613	-	-	2,613
Amortization of unearned compensation	-	-	-	-	-	24	-	24
Net loss	-	-	-	-	-	-	(1,310)	(1,310)
Balance, December 31, 2002	-	0	6,599,272	0	3,227	(553)	(3,563)	(889)
Sale of Common Stock	-	-	276,054	-	90	(89)	-	1
Amortization of unearned compensation	-	-	-	-	-	164	-	164
Net loss	-	-	-	-	-	-	(2,274)	(2,274)
Balance, December 31, 2003	-	0	6,875,326	0	3,317	(478)	(5,837)	(2,998)
Conversion of note payable to Common Stock at $2.17 per share	-	-	1,091,321	1	2,371	-	-	2,372
Conversion of mandatory redeemable preferred stock to Common Stock	-	-	6,086,991	6	494	-	-	500
Conversion of Series B convertible preferred stock to Common Stock	-	-	1,354,746	1	(1)	-	-	-
Effects of reverse acquisition	-	-	7,103,020	14	5,886	-	-	5,900
Amortization of unearned compensation	-	-	-	-	-	202	-	202
Stock options granted for services	-	-	-	-	42	(42)	-	-
Exercise of stock options	-	-	10,000	-	15	-	-	15
Net loss	-	-	-	-	-	-	(2,937)	(2,937)
Balance, December 31, 2004	-	0	22,521,404	22	12,124	(318)	(8,774)	3,054
Sale of Common Stock through private placement at an average price of $1.30 per share	-	-	2,473,914	4	3,062	-	-	3,066
Sale of Common Stock at an average price of $1.752 per share and warrants to Medtronic	-	-	1,141,552	1	2,794	-	-	2,795
Amortization of unearned compensation	-	-	-	-	-	825	-	825
Stock options granted for services	-	-	-	-	1,305	(1,305)	-	-
Exercise of stock options	-	-	406,054	-	127	-	-	127
Net loss	-	-	-	-	-	-	(5,345)	(5,345)
Balance, December 31, 2005	-	0	26,542,924	27	19,412	(798)	(14,119)	4,522
Sale of Preferred Stock through private placement at an average price of $35.00 per share	342,857	34	-	-	11,578	-	-	11,612
Fair value of beneficial conversion rights issued in connection with issuance of Series C Preferred Stock	-	-	-	-	2,621	-	-	2,621
Preferred Dividend and accretion of fair value of beneficial conversion charge	25,298	3	-	-	(3)	-	(2,621)	(2,621)
Employee share-based compensation expense	-	-	-	-	1,193	-	-	1,193
Non-employee share-based compensation	-	-	-	-	83	-	-	83
Reclassification of prior year non-employee compensation to prepaid expenses	-	-	-	-	-	487	-	487
Effects of adoption of SFAS 123R	-	-	-	-	(311)	311	-	-
Net loss	-	-	-	-	-	-	(7,046)	(7,046)
Balance, December 31, 2006	368,155	$37	26,542,924	$27	$34,573	$-	$(23,786)	$10,851
Preferred dividends issued and accrued	43,594	3	-	-	(3)	-	-	-
Employee share-based compensation expense	-	-	-	-	447	-	-	447

NEUROLOGIX, INC. AND SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIENCY)

FOR THE PERIOD FROM FEBRUARY 12, 1999 (INCEPTION) THROUGH JUNE 30, 2007

(UNAUDITED)

(In thousands, except share and per share amounts)

Non-employee share-based compensation	-	-	-	-	72	-	-	72
Conversion of Series C Preferred Stock to Common Stock	(5,058)	1	99,454	-	(1)	-	-	-
Exercise of Stock Options	-	-	120,000	-	90	-	-	90
Net loss	-	-	-	-	-	-	(3,407)	(3,407)
Balance June 30, 2007	406,691	$41	26,762,378	$27	$35,178	$-	$(27,193)	$8,053

See accompanying notes to the unaudited condensed financial statements.

NEUROLOGIX, INC.
(A Development Stage Company)
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(Amounts in thousands)
	Six Months Ended June 30,		For the period February 12, 1999 (inception) through June 30, 2007
	2007	2006
Operating activities:
Net loss	$(3,407)	$(3,149)	$(24,572)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	52	31	387
Amortization	20	21	239
Stock options granted for services	-	-	9
Impairment of intangible assets	-	-	148
Amortization of non-employee share-based compensation	106	289	1,403
Share-based employee compensation	447	362	1,640
Non-cash interest expense	-	-	378
Changes in operating assets and liabilities
Decrease in prepaid expenses and other current assets	149	270	819
(Decrease) increase in accounts payable and accrued expenses	(42)	314	626
Net cash used in operating activities	(2,675)	(1,862)	(18,923)
Investing activities:
Security deposits paid	-	-	(7)
Purchases of equipment	(96)	(12)	(486)
Additions to intangible assets	(77)	(125)	(926)
Purchases of marketable securities	-	(4,914)	(12,673)
Proceeds from maturities of marketable securities	-	2,800	12,673
Net cash used in investing activities	(173)	(2,251)	(1,419)
Financing activities:
Proceeds from note payable	-	-	1,100
Borrowings from related party	-	-	2,000
Cash acquired in Merger	-	-	5,413
Merger-related costs	-	-	(375)
Payments of capital lease obligations	-	(8)	(99)
Proceeds from exercise of stock options	90	-	232
Proceeds from issuance of common stock and warrants	-	-	5,066
Proceeds from issuance of preferred stock	-	11,612	14,725
Net cash provided by financing activities	90	11,604	28,062
Net (decrease) increase in cash and cash equivalents	(2,758)	7,491	7,720
Cash and cash equivalents, beginning of period	10,478	1,255	-
Cash and cash equivalents, end of period	$7,720	$8,746	$7,720
Supplemental disclosure of non-cash investing and financing activities:
Dividends on Series C Preferred Stock paid in preferred shares	$593	-	$1,207
Accrued dividends on Series C Preferred Stock	$(3)	-	$91
Accretion of fair value of beneficial conversion on preferred stock	-	$2,621	$2,621
Issuance of Common Stock to pay debt	-	-	$2,372

Reverse acquisition – net liabilities assumed, excluding cash	-	-	$(214)
Mandatory redeemable convertible preferred stock converted to Common Stock	$1	-	$501
Common stock issued to acquire intangible assets	-	-	$24
Stock options granted for services	-	-	$1,424
Deferred research and development cost resulting from Medtronic Stock Purchase	-	-	$795
Acquisition of equipment through capital leases	-	-	$106
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

The Company incurred net losses of $3,407, $3,149 and $24,572 and negative cash flows from operating activities of $2,675, $1,862 and $18,923 for the six months ended June 30, 2007 and 2006 and for the period from February 12, 1999 (inception) to June 30, 2007, respectively. The Company expects that it will continue to incur net losses and cash flow deficiencies from operating activities for the foreseeable future.

(2)	Basis of presentation

The accompanying unaudited condensed financial statements of the Company should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2006 (the “10-KSB”) filed with the Securities and Exchange Commission (the “SEC”) on April 2, 2007. The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-QSB and the rules and regulations of the SEC. Accordingly, since they are interim statements, the accompanying financial statements do not include all of the information and notes required by GAAP for complete financial statement presentation. In the opinion of management, the interim financial statements reflect all adjustments consisting of normal, recurring adjustments that are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. Interim results are not necessarily indicative of results for a full year.

The Company’s unaudited condensed financial statements as of June 30, 2007 have been prepared under the assumption that the Company will operate as a going concern. The Company has sustained losses since its formation, and at June 30, 2007 had an accumulated deficit of $27,193. At June 30, 2007, the Company had cash and cash equivalents of $7.7 million, which management believes will not be sufficient to fund the Company’s operations through June 30, 2008. In order to continue as a going concern and in order to complete the development and commercialization of current product candidates, the Company will need to receive additional funding through public or private equity offerings, debt financings or corporate collaboration and licensing arrangements. The Company does not know whether additional financing will be available when needed, or if available, will be on acceptable or favorable terms to it or its stockholders. These matters raise substantial doubt about the Company’s ability to continue as a going concern. These unaudited condensed financial statements do not include the adjustments that would be necessary should the Company be unable to continue as a going concern.

(3)	Summary of Significant Accounting Policies
(a)	Stock-Based Compensation:

At June 30, 2007 the Company had one active share-based compensation plan available for employee, non-employee director, and consultant grants. Stock option awards granted from this plan are granted at the fair market value on the date of grant, and vest over a period determined at the time the options are granted, ranging from zero to three years, and generally have a maximum term of ten years. Certain options provide for accelerated vesting if there is a change in control (as defined in the plans). When options are exercised, new shares of the Company’s common stock (the “Common Stock”) are issued.

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123R “Share-based Payment” (“SFAS No. 123R”) for employee stock options and other share based compensation using the modified prospective method. No share-based employee compensation cost had been reflected in net loss prior to the adoption of SFAS No. 123R.

Under SFAS 123R, compensation expense is recognized for awards that are granted, modified or cancelled on or after January 1, 2006 as well as for the portion of awards previously granted that had not vested as of January 1, 2006. Compensation expense for these previously granted awards is being recognized over the remaining service period using the compensation cost calculated based on the same estimate of grant-date fair value previously reported for pro-forma disclosure purposes under FAS 123. As of June 30, 2007, total unrecognized compensation cost related to stock option awards was approximately $581 and the related weighted-average period over which it is expected to be recognized is approximately 1.34 years.

The amount of compensation expense recognized under FAS 123R during the three and six months ended June 30, 2007 and 2006 was comprised of the following (in thousands):

	Six Months Ended June 30,		Three Months Ended June 30,
	2007	2006	2007	2006
Research and development	$143	$43	$96	$41
General and administrative	304	319	230	201
Share-based compensation expense	$447	$362	$326	$242
Net share-based compensation expenses per basic and diluted common share	$(0.02)	$(0.01)	$(0.01)	$(0.01)

A summary of option activity as of June 30, 2007 and changes during the three months then ended is presented below:

Options	Shares Subject to Option (000)	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at January 1, 2007	3,016	$1.50
Granted	718	$1.15
Exercised	(120)	$0.75
Outstanding at June 30, 2007	3,614	$1.45	7.27	$955
Exercisable at June 30, 2007	2,617	$1.50	6.48	$705

The weighted-average grant-date fair value of options granted during the six months ended June 30, 2007 and 2006 was $0.86 and $1.35 was estimated using the Black Scholes option valuation model.

The fair value of each stock option award is estimated under SFAS No. 123R on the date of the grant using the Black-Scholes option pricing model based on the assumptions noted in the following table.

	Six Months Ended June 30,
	2007	2006
Expected option term	5-6	5
Risk-free interest rate	4.63%	5.01%
Expected volatility	89%	87%
Dividend yield	0%	0%

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

For equity awards to non-employees, the Company also applies the Black-Scholes method to determine the fair value of such investments in accordance with FAS 123R and Emerging Issues Task Force Issue 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods, or Services.” The options granted to non-employees are re-measured as they vest and the resulting value is recognized as an expense against our net loss over the period during which the services are received.

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

The following securities were not included in the computation of diluted net loss per share because to do so would have had an anti-dilutive effect for the periods presented:

	June 30,
	2007	2006
Stock options	3,614,162	2,860,220
Warrants	3,131,585	3,131,985
Common Stock issuable upon conversion of Series A Convertible Preferred Stock	645	645
Common Stock issuable upon conversion of Series C Convertible Preferred Stock	7,996,724	344,657

(4)	Commitments and Contingencies
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

Item 2 - Management’s Discussion and Analysis or Plan of Operation

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the Company’s unaudited financial statements and related notes included in this quarterly report on Form 10-QSB (this “Quarterly Report”) and the audited financial statements and notes thereto as of and for the year ended December 31, 2006 included in the Company’s Annual Report on Form 10-KSB filed with the SEC on April 2, 2007. Operating results are not necessarily indicative of results that may occur in future periods.

Business Overview

The Company is a development stage company that is engaged in the research and development of proprietary treatments for disorders of the brain and central nervous system using gene therapy and other innovative therapies. These treatments are designed as alternatives to conventional surgical and pharmacological treatments.

To date, the Company has not generated any operating revenues and has incurred annual net losses. From inception through June 30, 2007, the Company had an accumulated deficit of $27,193, and it expects to incur additional losses for the foreseeable future. The Company recognized net losses of $3,407 for the six months ended June 30, 2007, and $3,149 for the six months ended June 30, 2006.

Since its inception, the Company has financed its operations primarily through sales of its equity and debt securities. From inception through June 30, 2007, the Company received proceeds primarily from private sales of equity and debt securities and from the February 2004 merger (the “Merger”) of approximately $24,829 in the aggregate. The Company has devoted a significant portion of its capital resources to the research and development of its products.

The Company’s primary efforts are directed to develop therapeutic products (i) to meet the needs of patients suffering from Parkinson’s disease and (ii) the needs of patients suffering from a type of human epilepsy known as temporal lobe epilepsy or “TLE.”

Parkinson’s Disease

In October 2006, the Company announced that it had completed its Phase I clinical trial of gene therapy for Parkinson’s disease and presented its results for the 12 treated subjects at the Annual Meeting of the Society of Neuroscience in Atlanta. The results indicated that the treatment appears to be safe and well-tolerated in patients with advanced Parkinson’s disease, with no evidence of adverse effects or immunologic reaction related to the study treatment. The trial, in which treatment was confined to only one side of the brain, also yielded statistically significant clinical efficacy and neuro-imaging results. These results along with additional efficacy data were peer-reviewed and published in the June 23, 2007 issue of the journal The Lancet.

Since the date of the Merger, the Company has accounted for the direct costs associated with its Parkinson’s project, including research fees, license fees and pre-clinical and clinical study costs. For the six months ended June 30, 2007 and 2006, the Company has incurred $279 and $326 of these costs, respectively. The costs in both years mainly relate to the manufacturing of product to be used in the Company’s planned clinical trials.

Epilepsy

In October 2004, motivated by encouraging rodent studies, the Company entered into an agreement with Universidad Federal de Sao Paolo to commence a non-human primate study for evaluating the toxicity of using its NLX technology in the brain for the treatment of epilepsy. The Company’s approach is based on the use of the AAV vector, delivered using standard neurosurgical techniques. All studies were completed in November 2005 and a detailed analysis of the rodent studies was presented in December 2005. Results showed that Neuropeptide Y (NPY) gene transfer reduces spontaneous seizures in an in vivo model of epilepsy and positively influences the fundamental biological process that leads to a chronically epileptic state.

Since the date of the Merger, the Company has accounted for the direct costs associated with its epilepsy project, including research fees, license fees and pre-clinical and clinical study costs. For the six months ended June 30, 2007 and 2006, the Company has incurred $309 and $36 of these costs, respectively. The increase is primarily due to costs of manufacturing product in 2007 for the Company’s planned Phase I clinical trial.

Other Therapies

The Company will also continue its efforts to develop gene therapy for the treatment of other neurodegenerative and metabolic disorders under its research agreements with Cornell University for its Medical College and The Ohio State University.

Plan of Operation

Parkinson’s Disease

The Company currently plans to conduct a Phase II clinical trial prior to conducting a pivotal trial for its treatment of Parkinson’s disease, commencing in the second half of 2007. The Phase II trial will be a multi-center, randomized, controlled study with subjects being treated bi-laterally. The study will be designed, among other things, to further establish the effectiveness and safety of the treatment. The Company expects the cost of such trial to amount to approximately $6,000. The scope and timing of such study will largely depend upon FDA concurrence, the ability to manufacture product on a timely basis, the availability of funding and other factors.

The Company will also take steps to move toward a pivotal trial for treatment of Parkinson's disease, and hopes to be in a position to file its protocol with the FDA in 2009. The Company presently estimates that the pivotal trial could be completed in 2011 and the estimated total costs to reach the clinical milestones are expected to be between $20,000 and $30,000.

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

Over the next 12 months, in addition to its normal recurring expenditures, the Company expects to spend approximately: $2,200 in Phase II clinical trial expenses with regard to its Parkinson’s treatment; $750 in Phase I clinical trial expenses with regard to its epilepsy product; $1,200 in costs associated with operating as a publicly traded company, such as legal fees, accounting fees, insurance premiums, stock market listing fees and investor and public relations fees; $1,000 in research and licensing fees; and $750 in expenses in order to scale up its manufacturing capabilities for the supply of product for a Parkinson’s pivotal trial.

Results of Operations

Three Months Ended June 30, 2007 Compared to the Three Months Ended June 30, 2006

Revenues. The Company did not generate any operating revenues during the three months ended June 30, 2007 and 2006.

Costs and Expenses.

Research and Development. Research and development expenses increased by $31 during the three months ended June 30, 2007 to $1,013 as compared to $982 during the same period in 2006. The increase in 2007 is due in part to a $163 increase in costs for the cash and non-cash compensation of Company scientists and a $41 increase in sponsored research performed by Cornell University and The Ohio State University. These increases were offset by a reduction from the prior comparable period of $84 in charges related to the development and manufacturing agreement and the stock purchase agreement entered into with Medtronic International, Ltd., and a reduction of $77 in costs associated with the manufacturing of product to be used in the Company’s planned clinical trials for Parkinson’s disease and epilepsy.

General and Administrative. General and administrative expenses increased by $174 to $950 during the three months ended June 30, 2007, as compared to $776 during the comparable period in 2006. The increase in 2007 is primarily related to a $145 increase in professional fees, including legal fees, accounting fees, recruiting fees and investor relations fees. The increase is also due a $44 increase in cash and non-cash compensation expenses to employees, directors and business consultants during the three months ended June 30, 2007.

Other Income, Net. Other income, net decreased by $3 during the three months ended June 30, 2007, over the comparable period of 2006. All changes in Other Income, net are a function of changes in interest earned on cash, cash equivalents and short-term investments held by the Company during the three months ended June 30, 2007 and 2006.

Six Months Ended June 30, 2007 Compared to the Six Months Ended June 30, 2006

Revenues. The Company did not generate any operating revenues during the six months ended June 30, 2007 and 2006.

Costs and Expenses.

Research and Development. Research and development expenses increased by $487 during the six months ended June 30, 2007 to $2,016 as compared to $1,529 during the same period in 2006. The increase in 2007 is due in part to $232 in increased costs associated with the manufacturing of product to be used in the Company’s planned clinical trials for Parkinson’s disease and epilepsy, as well as $269 in increased costs for the compensation of Company scientists. In addition, the Company incurred $31 in increased costs associated with sponsored research performed by Cornell University and The Ohio State University and $30 in costs associated with pre-clinical research studies. These increases were offset by a reduction from the prior comparable period of $83 in charges associated with a development agreement and stock purchase agreement entered into with Medtronic.

General and Administrative. General and administrative expenses decreased by $140 to $1,606 during the six months ended June 30, 2007, as compared to $1,746 during the comparable period in 2006. The decrease in 2007 is primarily due to decreased professional fees, including legal fees, accounting fees, recruiting fees and investor relations fees of $86 and to decreased cash and non-cash compensation expenses to employees, directors and business consultants of $59 during the six months ended June 30, 2007.

Other Income, Net. Other income, net increased by $89 during the six months ended June 30, 2007 over the comparable period of 2006. This increase is a result of increased interest income earned on cash, cash equivalents and short-term investments held by the Company during the second half of 2007.

Liquidity and Capital Resources.

Cash and cash equivalents were $7,720 at June 30, 2007.

The Company is still in the development stage and has not generated any operating revenues as of June 30, 2007. In addition, the Company will continue to incur net losses and cash flow deficits from operating activities for the foreseeable future. Management believes that the Company’s current resources will enable it to continue as a going concern through at least March 31, 2008.

Although the Company believes that its resources are sufficient to commence a Phase II clinical trial for Parkinson’s disease and complete a Phase I clinical trial for epilepsy, the

Company’s resources are not sufficient to allow it to perform all of the clinical trials required for drug approval and marketing, including a pivotal trial for Parkinson’s disease. Accordingly, it will continue to seek additional funds through public or private equity offerings, debt financings or corporate collaboration and licensing arrangements. The Company does not know whether additional financing will be available when needed or, if available, will be on acceptable or favorable terms to it or its stockholders.

Net cash used in operating activities was $2,675 for the six months ended June 30, 2007 as compared to $1,862 during the same period in 2006. The $813 increase in net cash used in operations was primarily due to a $477 decrease in cash provided by changes to working capital in 2007 and a larger net loss of $258.

Net cash used in investing activities during the six months ended June 30, 2007 was $173 as compared to net cash used of $2,251 during the six months ended June 30, 2006. The difference is primarily due to the Company purchasing short-term investments during the six months ended June 30, 2006 in the amount of $4,914, offset by $1,600 in redemptions of short-term investments during the same six months ended June 30, 2006.

Net cash provided by financing activities during the six months ended June 30, 2007 was $90 as compared to $11,604 during the six months ended June 30, 2006. During the six months ended June 30, 2006, the Company completed a private placement of its Series C Preferred Stock to investors led by General Electric Pension Trust and Daimler Chrysler Corporation Master Retirement Trust that yielded $11,612 in net proceeds.

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

FORWARD LOOKING STATEMENTS

This document includes certain statements of the Company that may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and which are made pursuant to the Private Securities Litigation Reform Act of 1995. These forward-looking statements and other information relating to the Company are based upon the beliefs of management and assumptions made by and information currently available to the Company. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events, or performance, as well as underlying assumptions and statements that are other than statements of historical fact. When used in this document, the words “expects,” “anticipates,” “estimates,” “plans,” “intends,” “projects,” “predicts,” “believes,” “may” or “should,” and similar expressions, are intended to identify forward-looking statements. These statements reflect the current view of the Company’s management with respect to future events and are subject to numerous risks, uncertainties, and assumptions. Many factors could cause the actual results, performance or achievements of the Company to be materially different from any future results, performance, or achievements that may be expressed or implied by such forward-looking statements, including, among other things:

•	the inability of the Company to raise additional funds, when needed, through public or private equity offerings, debt financings or additional corporate collaboration and licensing arrangements; and
•	the inability of the Company to successfully commence the Phase II clinical trial for Parkinson’s disease or the Phase I for temporal lobe epilepsy.

Other factors and assumptions not identified above could also cause the actual results to differ materially from those set forth in the forward-looking statements. Additional information regarding factors which could cause results to differ materially from management’s expectations is found in the section entitled “Risk Factors” contained in the Company’s 2006 Annual Report on Form 10-KSB. Although the Company believes these assumptions are reasonable, no assurance can be given that they will prove correct. Accordingly, you should not rely upon forward-looking statements as a prediction of actual results. Further, the Company undertakes no obligation to update forward-looking statements after the date they are made or to conform the statements to actual results or changes in the Company’s expectations.

Item 3 – Controls and Procedures

(a)          Disclosure Controls and Procedures. The Company’s management, with the participation of the Company’s President and Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the most recent period covered by this report. Based on such evaluation, the Company’s President and Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act.

(b)         Changes in Internal Control Over Financial Reporting. There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the second quarter of 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

The Company's Annual Meeting of Stockholders was held on May 9, 2007. There were present at the Annul Meeting in person or by proxy stockholders holding an aggregate of 22,635,297 shares of Common Stock and 324,884 shares of Series C Convertible Preferred Stock, which shares of Preferred Stock account for an additional 6,388,161 shares of Common Stock on an as converted to common stock basis, based upon the conversion price of $35.00 per share.

At the meeting, Clark A. Johnson, Jeffrey B. Reich, M.D. and William J. Gedale, the nominees for Class I directors, were elected. The number of votes on an as converted to common basis for each nominee is set forth below:

Name of Director Nominee	Number of Shares Voted For	Number of Shares Votes Withheld
Clark A. Johnson	28,304,982	718,476
Jeffrey B. Reich, M.D.	28,953,446	70,012
William J. Gedale	28,453,506	569,952

In addition, the Company’s Charter was restated to: (i) increase the number of authorized shares of Common Stock from 60,000,000 to 100,000,000, (ii) increase the total number of authorized shares of capital stock from 65,000,000 to 105,000,000, (iii) delete the designation of Series B Preferred Stock and (iv) decrease the number of authorized shares of Series A Preferred Stock from 300,000 to 650. The number of votes on an as converted to common basis for each proposal related to the restatement of the Charter is set forth below:

Proposal	Number of Shares Voted For	Number of Shares Voted Against	Number of Shares Abstained
Increase the number of authorized shares of Common Stock	28,431,530	90,928	501,000
Increase the number of authorized capital stock	28,430,668	91,543	501,247
Delete the designation of Series B Preferred Stock	22,453,509	240,942	500,076
Reduce the number of authorized shares of Series A Preferred Stock	22,450,440	242,527	501,560

Cornelius E. Golding, Elliott H. Singer and Martin J. Kaplitt, M.D., the Class II directors, and Austin M. Long, III, John E. Mordock and Craig J. Nickels, the Class III directors, have terms which expire in 2008 and 2009, respectively. Accordingly, these directors were not up for re-election at the meeting and their terms of office continued after the meeting. Michael Sorell, M.D., the Corporation’s former Chief Executive Officer and Class I director, did not stand for re-election at the 2007 Annual Meeting of Stockholders and his term ended on May 9, 2007.

Item 6 - Exhibits

See Exhibit Index

Signatures

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEUROLOGIX, INC.

August 15, 2007	/s/ John E. Mordock
John E. Mordock President and Chief Executive Officer (as Principal Executive Officer)

August 15, 2007	/s/ Marc L. Panoff
Marc L. Panoff Chief Financial Officer, Secretary and Treasurer (as Principal Accounting Officer/Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit

31.1	Rule 13a-14(a)/15d-14(a) Certification of President and Chief Executive Officer (as Principal Executive Officer).**

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer, Secretary and Treasurer (as Principal Accounting Officer/Principal Financial Officer).**

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer, Secretary and Treasurer.**

__________
** Filed herewith