Form 10QSB
period 2007-09-30
NEUROLOGIX INC/DE
filed 2007-11-09
CIK 356591

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2007

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

At November 6, 2007 there were outstanding  26,892,976 shares of the Registrant’s Common Stock, $.001 par value.

Transitional Small Business Disclosure Format:  Yes ☐ No ☒.

PART I. FINANCIAL INFORMATION

Item 1 - Financial Statements

NEUROLOGIX, INC. (A Development Stage Company) CONDENSED BALANCE SHEET (UNAUDITED) (Amounts in thousands, except share and per share data)
September 30,
2007
ASSETS	(UNAUDITED)
Current assets:
Cash and cash equivalents	$6,327
Prepaid expenses and other current assets	336
Total current assets	6,663

Equipment, less accumulated depreciation of $409	255
Intangible assets, less accumulated amortization of $111	619
Other assets	8
Total Assets	$7,545
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$869
Total liabilities	869
Commitments and contingencies
Stockholders’ equity:
Preferred stock; 5,000,000 shares authorized:
Series A – Convertible, $.10 par value; 650 shares designated, 645 shares issued and outstanding with an aggregate liquidation preference of $645	—
Series C – Convertible, $.10 par value; 700,000 shares designated, 418,769 shares issued and outstanding with an aggregate liquidation preference of $13,562,978	42
Common stock: $.001 par value; 100,000,000 shares authorized, 26,892,976 issued and outstanding	27
Additional paid-in capital	35,390
Deficit accumulated during the development stage	(28,783)
Total stockholders’ equity	6,676
Total Liabilities and Stockholders’ Equity	$7,545

See accompanying notes to the unaudited condensed financial statements.

NEUROLOGIX, INC.
(A Development Stage Company)
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)
(Amounts in thousands, except share and per share data)

	Nine Months Ended September 30,		Three Months Ended September 30,		For the period February 12, 1999 (inception) through September 30, 2007
	2007	2006	2007	2006

Operating expenses:

Research and development	$3,009	$2,792	$993	$1,263	$14,408
General and administrative expenses	2,287	3,141	681	1,395	12,398

Loss from operations	(5,296)	(5,933)	(1,674)	(2,658)	(26,806)

Other income (expense):

Dividend, interest and other income	299	292	84	164	1,055

Interest expense-related parties	—	(2)	—	—	(411)

Other income, net	299	290	84	164	644

Net loss	(4,997)	(5,643)	(1,590)	(2,494)	$(26,162)

Preferred stock dividends and charge for accretion of beneficial conversion rights	(907)	(3,048)	(317)	(277)

Net loss applicable to common stock	$(5,904)	$(8,691)	$(1,907)	$(2,771)

Net loss applicable to common stock per share, basic and diluted	$(0.22)	$(0.33)	$(0.07)	$(0.10)

Weighted average common shares outstanding, basic and diluted	26,653,939	26,542,924	26,819,719	26,542,924

See accompanying notes to the unaudited condensed financial statements.

NEUROLOGIX, INC. AND SUBSIDIARY
(A Development Stage Company)
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIENCY)
FOR THE PERIOD FROM FEBRUARY 12, 1999 (INCEPTION) THROUGH September 30, 2007
(UNAUDITED)
(In thousands, except share and per share amounts)

	Series C Preferred Stock		Common Stock		Additional Paid-in Capital	Unearned Compensation	Deficit Accumulated During the Development Stage	Total

	Shares	Amount	Shares	Amount
Sale of common stock to founders	-	$0	6,004,146	$0	$4	$0	$0	$4
Net loss	-	-	-	-	-	-	(328)	(328)
Balance, December 31, 1999	-	0	6,004,146	0	4	0	(328)	(324)
Net loss	-	-	-	-	-	-	(1,055)	(1,055)
Balance, December 31, 2000	-	0	6,004,146	0	4	0	(1,383)	(1,379)
Stock options granted for services	-	-	-	-	9	-	-	9
Common stock issued for intangible assets at $0.09 per share	-	-	259,491	-	24	-	-	24
Net loss	-	-	-	-	-	-	(870)	(870)
Balance, December 31, 2001	-	0	6,263,637	0	37	0	(2,253)	(2,216)
Retirement of founder shares	-	-	(33,126)	-	-	-	-	-
Common Stock issued pursuant to license agreement at $1.56 per share	-	-	368,761	-	577	(577)	-	-
Private placement of Series B convertible preferred stock	-	-	-	-	2,613	-	-	2,613
Amortization of unearned compensation	-	-	-	-	-	24	-	24
Net loss	-	-	-	-	-	-	(1,310)	(1,310)
Balance, December 31, 2002	-	0	6,599,272	0	3,227	(553)	(3,563)	(889)
Sale of Common Stock	-	-	276,054	-	90	(89)	-	1
Amortization of unearned compensation	-	-	-	-	-	164	-	164
Net loss	-	-	-	-	-	-	(2,274)	(2,274)
Balance, December 31, 2003	-	0	6,875,326	0	3,317	(478)	(5,837)	(2,998)
Conversion of note payable to Common Stock at $2.17 per share	-	-	1,091,321	1	2,371	-	-	2,372
Conversion of mandatory redeemable preferred stock to Common Stock	-	-	6,086,991	6	494	-	-	500
Conversion of Series B convertible preferred stock to Common Stock	-	-	1,354,746	1	(1)	-	-	-
Effects of reverse acquisition	-	-	7,103,020	14	5,886	-	-	5,900
Amortization of unearned compensation	-	-	-	-	-	202	-	202
Stock options granted for services	-	-	-	-	42	(42)	-	-
Exercise of stock options	-	-	10,000	-	15	-	-	15
Net loss	-	-	-	-	-	-	(2,937)	(2,937)
Balance, December 31, 2004	-	0	22,521,404	22	12,124	(318)	(8,774)	3,054
Sale of Common Stock through private placement at an average price of $1.30 per share	-	-	2,473,914	4	3,062	-	-	3,066
Sale of Common Stock at an average price of $1.752 per share and warrants to Medtronic	-	-	1,141,552	1	2,794	-	-	2,795
Amortization of unearned compensation	-	-	-	-	-	825	-	825
Stock options granted for services	-	-	-	-	1,305	(1,305)	-	-
Exercise of stock options	-	-	406,054	-	127	-	-	127
Net loss	-	-	-	-	-	-	(5,345)	(5,345)
Balance, December 31, 2005	-	0	26,542,924	27	19,412	(798)	(14,119)	4,522
Sale of Preferred Stock through private placement at an average price of $35.00 per share	342,857	34	-	-	11,578	-	-	11,612
Fair value of beneficial conversion rights issued in connection with issuance of Series C Preferred Stock	-	-	-	-	2,621	-	-	2,621
Preferred Dividend and accretion of fair value of beneficial conversion charge	25,298	3	-	-	(3)	-	(2,621)	(2,621)
Employee share-based compensation expense	-	-	-	-	1,193	-	-	1,193
Non-employee share-based compensation	-	-	-	-	83	-	-	83
Reclassification of prior year non-employee compensation to prepaid expenses	-	-	-	-	-	487	-	487
Effects of adoption of SFAS No. 123R	-	-	-	-	(311)	311	-	-
Net loss	-	-	-	-	-	-	(7,046)	(7,046)
Balance, December 31, 2006	368,155	$37	26,542,924	$27	$34,573	$-	$(23,786)	$10,851
Preferred dividends issued and accrued	56,211	5	-	-	(5)	-	-	-
Employee share-based compensation expense	-	-	-	-	575	-	-	575

NEUROLOGIX, INC. AND SUBSIDIARY
(A Development Stage Company)
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIENCY)
FOR THE PERIOD FROM FEBRUARY 12, 1999 (INCEPTION) THROUGH September 30, 2007
(UNAUDITED)
(In thousands, except share and per share amounts)

Non-employee share-based compensation	-	-	-	-	67	-	-	67
Conversion of Series C Preferred Stock to Common Stock	(5,597)	-	110,052	-	-	-	-	-
Exercise of Stock Options	-	-	240,000	-	180	-	-	180
Net loss	-	-	-	-	-	-	(4,997)	(4,997)
Balance September 30, 2007	418,769	$42	26,892,976	$27	$35,390	$-	$(28,783)	$6,676

See accompanying notes to the unaudited condensed financial statements.

NEUROLOGIX, INC. (A Development Stage Company) CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED) (Amounts in thousands)

	Nine Months Ended September 30,		For the period February 12, 1999 (inception) through September 30,
	2007	2006	2007
Operating activities:
Net loss	$(4,997)	$(5,643)	$(26,162)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	80	48	415
Amortization	32	34	251
Stock options granted for services	-	-	9
Impairment of intangible assets	-	-	148
Amortization of non-employee share-based compensation	116	360	1,413
Share-based employee compensation	575	940	1,768
Non-cash interest expense	-	-	378
Changes in operating assets and liabilities
Decrease in prepaid expenses and other current assets	28	444	698
Increase in accounts payable and accrued expenses	140	59	808
Net cash used in operating activities	(4,026)	(3,758)	(20,274)
Investing activities:
Security deposits paid	-	-	(7)
Purchases of equipment	(166)	(75)	(556)
Additions to intangible assets	(139)	(162)	(988)
Purchases of marketable securities	-	(4,974)	(12,673)
Proceeds from maturities of marketable securities	-	2,800	12,673
Net cash used in investing activities	(305)	(2,411)	(1,551)
Financing activities:
Proceeds from note payable	-	-	1,100
Borrowings from related party	-	-	2,000
Cash acquired in Merger	-	-	5,413
Merger-related costs	-	-	(375)
Payments of capital lease obligations	-	(11)	(99)
Proceeds from exercise of stock options	180	-	322
Proceeds from issuance of common stock and warrants	-	-	5,066
Proceeds from issuance of preferred stock	-	11,612	14,725
Net cash provided by financing activities	180	11,601	28,152
Net (decrease) increase in cash and cash equivalents	(4,151)	5,432	6,327
Cash and cash equivalents, beginning of period	10,478	1,255	-
Cash and cash equivalents, end of period	$6,327	$6,687	$6,327
Supplemental disclosure of non-cash investing and financing activities:
Dividends on Series C Preferred Stock paid in preferred shares	$910	336	$1,524
Accrued dividends on Series C Preferred Stock	$(3)	91	$91
Accretion of fair value of beneficial conversion on preferred stock	-	$2,621	$2,621
Issuance of Common Stock to pay debt	-	-	$2,372
Reverse acquisition – net liabilities assumed, excluding cash	-	-	$(214)
Mandatory redeemable convertible preferred stock converted to Common Stock	-	-	$500
Common stock issued to acquire intangible assets	-	-	$24
Stock options granted for services	-	-	$1,424
Deferred research and development cost resulting from Medtronic Stock Purchase	-	-	$795
Acquisition of equipment through capital leases	-	-	$106

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

The Company incurred net losses of $4,997, $5,643 and $26,162 and negative cash flows from operating activities of $4,026, $3,758 and $20,274 for the nine months ended September 30, 2007 and 2006 and for the period from February 12, 1999 (inception) to September 30, 2007, respectively.  The Company expects that it will continue to incur net losses and cash flow deficiencies from operating activities for the foreseeable future.

(2)	Basis of presentation

The accompanying unaudited condensed financial statements of the Company should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2006 filed with the Securities and Exchange Commission (the “SEC”) on April 2, 2007.  The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-QSB and the rules and regulations of the SEC.  Accordingly, since they are interim statements, the accompanying financial statements do not include all of the information and notes required by GAAP for complete financial statement presentation.  In the opinion of management, the interim financial statements reflect all adjustments consisting of normal, recurring adjustments that are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented.  Interim results are not necessarily indicative of results for a full year.

The Company’s unaudited condensed financial statements as of September 30, 2007 have been prepared under the assumption that the Company will operate as a going concern.  The Company has sustained losses since its formation, and at September 30, 2007 had an accumulated deficit of $28,783.  At September 30, 2007, the Company had cash and cash equivalents of $6.3 million, which management believes will be sufficient to fund the Company’s operations only through March 31, 2008.  In order to continue as a going concern and in order to complete the development and commercialization of current product candidates, the Company will need to receive additional funding through public or private equity offerings, debt financings or corporate collaboration and licensing arrangements.  Although the Company is attempting to raise additional funds through a private placement of equity securities to certain existing stockholders and new investors, the Company has not received any binding commitments for such funds.  Accordingly, the Company does not know whether additional financing will be available when needed, or if available, will be on acceptable or favorable terms to it or its stockholders.  These matters raise substantial doubt about the Company’s ability to continue as a going concern.  These unaudited condensed financial statements do not include the adjustments that would be necessary should the Company be unable to continue as a going concern.

(3)	Summary of Significant Accounting Policies

(a)	Stock-Based Compensation:

At September 30, 2007 the Company had one active share-based compensation plan available for employee, non-employee director, and consultant grants. Stock option awards granted from this plan are granted at the fair market value on the date of grant, and vest over a period determined at the time the options are granted, ranging generally from zero to three years, and generally have a maximum term of ten years. Certain options provide for accelerated vesting if there is a change in control (as defined in the plans) or, in the case of certain employees, if there is a “without cause” termination of their employment (as defined by their applicable employment letters). When options are exercised, new shares of the Company’s common stock (the “Common Stock”) are issued.

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123R “Share-based Payment” (“SFAS No. 123R”) for employee stock options and other share-based compensation using the modified prospective method.  No share-based employee compensation cost had been reflected in net loss prior to the adoption of SFAS No. 123R.

Under SFAS No. 123R, compensation expense is recognized for awards that are granted, modified or cancelled on or after January 1, 2006 as well as for the portion of awards previously granted that had not vested as of January 1, 2006.  Compensation expense for these previously granted awards is being recognized over the remaining service period using the compensation cost calculated on the basis of the same estimate of grant-date fair value previously reported for pro-forma disclosure purposes under SFAS No. 123.  As of September 30, 2007, total unrecognized compensation cost related to stock option awards was approximately $452 and the related weighted-average period over which it is expected to be recognized is approximately 1.15 years.

The amount of compensation expense recognized under SFAS No. 123R during the three and nine months ended September 30, 2007 and 2006 was comprised of the following (in thousands):

	Nine Months Ended Sept. 30,		Three Months Ended Sept. 30,
	2007	2006	2007	2006
Research and development	$181	$87	$38	$44
General and administrative	394	853	90	534
Share-based compensation expense	$575	$940	$128	$578
Net share-based compensation expenses per basic and diluted common share	$(0.02)	$(0.04)	$(0.00)	$(0.02)

A summary of option activity as of September 30, 2007 and changes during the nine months then ended is presented below:

Options	Shares Subject to Option (000)	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at January 1, 2007	3,016	$1.50
Granted	718	$1.15
Exercised	(240)	$0.75
Forfeited/Cancelled	(69)	$1.56
Outstanding at September 30, 2007	3,425	$1.47	7.17	$0
Exercisable at September 30, 2007	2,511	$1.53	6.46	$0

The weighted-average grant-date fair value of options granted during the nine months ended September 30, 2007 and 2006 was $0.86 and $1.16 and was estimated using the Black-Scholes option valuation model.  No options were granted during the three months ended September 30, 2007.

The fair value of each stock option award is estimated under SFAS No. 123R on the date of the grant using the Black-Scholes option pricing model based on the assumptions noted in the following table:

	Nine Months Ended Sept. 30,
	2007	2006
Expected option term	5-6	5
Risk-free interest rate	4.63%	5.01%
Expected volatility	89%	87%
Dividend yield	0%	0%

Expected volatility is based on historical volatility of the Common Stock.  The risk-free interest rate is based on the five year U.S. Treasury security rate.  The expected option term represents the period that stock-based awards are expected to be outstanding based on the simplified method provided in Staff Accounting Bulletin No. 107 ("SAB 107") which averages an award's weighted-average vesting period and expected term for "plain vanilla" share options.

Under SAB 107, options are considered to be "plain vanilla" if they have the following basic characteristics: granted "at-the-money"; exerciseability is conditioned upon service through the vesting date; termination of service prior to vesting results in forfeiture; limited exercise period following termination of service; and options are non-transferable and non-hedgeable.

For equity awards to non-employees, the Company also applies the Black-Scholes method to determine the fair value of such investments in accordance with SFAS No. 123R and Emerging Issues Task Force Issue 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods, or Services.”  The options granted to non-employees are re-measured as they vest and the resulting value is recognized as an expense against our net loss over the period during which the services are received.

(b)	Basic and Diluted Net Loss Per Common Share:

Basic net loss per share of Common Stock excludes the effects of potentially dilutive securities and is computed by dividing net loss applicable to holders of Common Stock by the weighted-average number of shares of Common Stock outstanding for the period.  Diluted net income or loss per share is adjusted for the effects of convertible securities, options, warrants and other potentially dilutive financial instruments only in the periods in which such effects would have been dilutive.

The following securities were not included in the computation of diluted net loss per share because to do so would have had an anti-dilutive effect for the periods presented:

	September 30,
	2007	2006
Stock options	3,425,148	3,360,220
Warrants	3,131,585	3,131,985
Common Stock issuable upon conversion of Series A Convertible Preferred Stock	645	645
Common Stock issuable upon conversion of Series C Convertible Preferred Stock	8,234,213	6,960,273

(4)	Commitments and Contingencies

Consulting Agreement:

Effective October 1, 2007, the Company extended, for a period of one year, the term of its consulting agreement with Dr. Matthew J. During, one of the Company’s scientific founders. Pursuant to the consulting agreement, dated as of October 1, 1999, as amended, Dr. During provides advice and consulting services to the Company on an exclusive basis in scientific research on human gene therapy in the central nervous system. The consulting agreement also provides for Dr. During to assist the Company in its fund raising efforts and to serve as a member of the Company’s Scientific Advisory Board.

   Employment Agreements:

On September 20, 2007, the Company and John E. Mordock, the Company’s President and Chief Executive Officer, entered into a letter agreement (the “Mordock Letter Agreement”) that requires the Company to enter into an employment agreement with Mr. Mordock (the “Mordock Employment Agreement”) if the Company consummates a sale of at least $15 million of its equity securities. Under the Mordock Letter Agreement, he is entitled to receive 12 months of his base salary and immediate vesting of his options if his employment is terminated for certain reasons as stated therein.

The Mordock Employment Agreement provides that Mr. Mordock shall be employed by the Company for a period of two years, shall initially receive an annual base salary of at least $250,000 and shall be eligible to receive an annual bonus in the discretion of the Board of Directors (the “Board”) of the Company.  If his employment is terminated for certain reasons as stated in the Mordock Employment Agreement, he shall be entitled to a cash payment equal to the lesser of  (i) one year of  base salary or (ii) the base salary payable for the remaining term of the Mordock Employment Agreement. In addition, all of his options shall immediately vest and be exercisable for up to one year following the date of termination.  As of September 30, 2007, total unrecognized compensation cost related to Mr. Mordock’s stock option awards was approximately $60.

On September 20, 2007, the Company and Mr. Marc Panoff, the Company’s Chief Financial Officer, Treasurer and Secretary, entered into a letter agreement (the “Panoff Letter Agreement”) that requires the Company to enter into an employment agreement with Mr. Panoff (the “Panoff Employment Agreement”) if the Company consummates a sale of at least $15 million of its equity securities.

The Panoff Employment Agreement provides that Mr. Panoff shall be employed by the Company for a period of two years, shall initially receive an annual base salary of at least $185,000 and shall be eligible to receive an annual bonus in the discretion of the Board. If his employment is terminated for certain reasons as stated in the Panoff Employment Agreement, he shall be entitled to a cash payment equal to the lesser of (i) one year of base salary or (ii) the base salary payable for the remaining term of the Panoff Employment Agreement. In addition, all of his options shall immediately vest and be exercisable for up to one year following the date of termination.  As of September 30, 2007, total unrecognized compensation cost related to Mr. Panoff’s stock option awards was approximately $77.

Item 2 - Management’s Discussion and Analysis or Plan of Operation

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the Company’s unaudited financial statements and related notes included in this quarterly report on Form 10-QSB (this “Quarterly Report”) and the audited financial statements and notes thereto as of and for the year ended December 31, 2006 included in the Company’s Annual Report on Form 10-KSB filed with the SEC on April 2, 2007 (the “2006 Form 10-KSB”).  Operating results are not necessarily indicative of results that may occur in future periods.

Business Overview

The Company is a development stage company that is engaged in the research and development of proprietary treatments for disorders of the brain and central nervous system using gene therapy and other innovative therapies.  These treatments are designed as alternatives to conventional surgical and pharmacological treatments.

To date, the Company has not generated any operating revenues and has incurred annual net losses.  From inception through September 30, 2007, the Company had an accumulated deficit of $28,783, and it expects to incur additional losses for the foreseeable future.  The Company recognized net losses of $4,997 for the nine months ended September 30, 2007, and $5,643 for the nine months ended September 30, 2006.

Since its inception, the Company has financed its operations primarily through sales of its equity and debt securities.  From inception through September 30, 2007, the Company received proceeds primarily from private sales of equity and debt securities and from the February 2004 merger (the “Merger”) of approximately $24,829 in the aggregate.  In order to continue as a going concern and further develop its products, the Company will need to obtain additional funds. (See Note 2 of the Company’s financial statements included in this Quarterly Report and “Liquidity and Capital Resources” below.)

The Company has devoted a significant portion of its capital resources to the research and development of its products.  The Company’s primary efforts are directed to develop therapeutic products (i) to meet the needs of patients suffering from Parkinson’s disease and (ii) the needs of patients suffering from a type of human epilepsy known as temporal lobe epilepsy or “TLE.”

Parkinson’s disease

In October 2006, the Company announced that it had completed its Phase I clinical trial of gene therapy for Parkinson’s disease and presented its results for the 12 treated subjects at the Annual Meeting of the Society of Neuroscience in Atlanta.  The results indicated that the treatment appears to be safe and well-tolerated in patients with advanced Parkinson’s disease, with no evidence of adverse effects or immunologic reaction related to the study treatment. The trial, in which treatment was confined to only one side of the brain, also yielded statistically significant clinical efficacy and neuro-imaging results.   These results along with additional efficacy data were peer-reviewed and published in the June 23, 2007 issue of the journal, The Lancet.

Since the date of the Merger, the Company has accounted for the direct costs associated with its Parkinson’s project, including research fees, license fees and pre-clinical and clinical study costs.  For the nine months ended September 30, 2007 and 2006, the Company has incurred $512 and $386 of these costs, respectively.  The costs in both years mainly relate to the manufacturing of product to be used in the Company’s planned clinical trials.

Epilepsy

The Company has advanced the epilepsy preclinical program in both rodents and non-human primates using its NLX technology.  Results showed that Neuropeptide Y (NPY) gene transfer reduces spontaneous seizures in an in vivo model of epilepsy and positively influences the fundamental biological process that leads to a chronically epileptic state.  The Company’s approach is based on the use of the AAV vector, delivered using standard neurosurgical techniques to the specific region in the brain called the hippocampus.  Based on favorable results, the Company has filed with the U.S. Food and Drug Administration (“FDA”) an Investigational New Drug Application (“IND”) for epilepsy in order to gain authorization to administer the gene transfer product in a human clinical trial.

Since the date of the Merger, the Company has accounted for the direct costs associated with its epilepsy project, including research fees, license fees and pre-clinical and clinical study costs.  For the nine months ended September 30, 2007 and 2006, the Company has incurred $422 and $36 of these costs, respectively.  The increase is primarily due to costs of manufacturing product in 2007 for the Company’s planned Phase I clinical trial.

Other Therapies

The Company will also continue its efforts to develop gene therapy for the treatment of other neurodegenerative and metabolic disorders under its research agreements with Cornell University for its Medical College and The Ohio State University.

Plan of Operation

Parkinson’s disease

The Company will conduct a Phase II clinical trial prior to conducting a pivotal trial for its treatment of Parkinson’s disease. The Phase II trial will be a multi-center, randomized, controlled study with subjects being treated bi-laterally.  The study will be designed, among other things, to further establish the effectiveness and safety of the treatment.   The Company expects the cost of such trial to amount to approximately $6,000.  The scope and timing of such study will largely depend upon FDA concurrence, the availability of funding and other factors.

The Company received a letter, dated October 29, 2007, from the National Institutes of Health’s Office of Biotechnology Activities Recombinant DNA Advisory Committee (“RAC”) which scheduled a public meeting to review the Company’s Parkinson’s disease Phase II protocol.  The meeting will be held between December 3, 2007 and December 5, 2007.  The Company’s scientific personnel believe that this public review by RAC will be successfully completed and that the Company should not encounter a significant delay in initiating its Phase II clinical trial.  Nonetheless, such review, depending on the results thereof, could delay or impede the initiation of such trial (See “Risk Factors – The Company’s Research Activities Are Subject to Review by the RAC” in the 2006 Form 10-KSB).

The Company will also take steps to move toward a pivotal trial for treatment of Parkinson's disease, and hopes to be in a position to file its protocol with the FDA in 2010.  Subject to the successful completion of its clinical trials and other factors, the Company presently estimates that it can file for FDA approval for its Parkinson’s product in 2012 and the estimated total costs to reach such clinical milestone are expected to be in excess of $20,000.

Epilepsy

The Company also intends to increase its efforts on advancing its product development for the treatment of epilepsy.  The Company will commence a Phase I clinical trial as soon as it receives authorization from the FDA.  The Company expects that the cost of such trial to amount to approximately $1,200. The scope and timing of such trial will, in large part, depend upon, FDA concurrence and the availability of funding.

The Company currently expects that, if the project progresses and certain other conditions are met, it can file for FDA approval for its epilepsy product by 2013, and the estimated total costs to reach that milestone are currently expected to be in excess of $20,000.

The Company has also recently undertaken efforts to develop gene therapy for the treatment of other neurodegenerative and metabolic disorders, with a goal of advancing towards an initial Phase I clinical trial within the next 2 years.

Over the next 12 months, in addition to its normal recurring expenditures, the Company expects to spend approximately: $4,000 in Phase II clinical trial expenses with regard to its Parkinson’s product; $550 in Phase I clinical trial expenses with regard to its epilepsy product; $1,200 in costs associated with operating as a publicly traded company, such as legal fees, accounting fees, insurance premiums, stock market listing fees and investor and public relations fees; $1,200 in research and licensing fees; and $650 in expenses in order to scale up its manufacturing capabilities for the supply of product for a Parkinson’s pivotal trial.

Results of Operations

Three Months Ended September 30, 2007 Compared to the Three Months Ended September 30, 2006

Revenues.  The Company did not generate any operating revenues during the three months ended September 30, 2007 and 2006.

Costs and Expenses.

Research and Development.  Research and development expenses decreased by $270 during the three months ended September 30, 2007 to $993 as compared to $1,263 during the same period in 2006. The decrease in 2007 is due principally to a reduction in license fees as a result of higher fees incurred in the comparable period of 2006 due to the $500 license fee paid to Diamyd Therapeutics AB (“Diamyd”) for the license of the gene GAD 65 for use in the Parkinson’s product.  The decrease is also due to $126 in reduced charges related to the development and manufacturing agreement and the stock purchase agreement entered into with Medtronic International Ltd. (“Medtronic”) in April 2005. These decreases were offset by an increase, from the prior comparable period, of $226 in costs associated with the Company’s planned clinical trials for Parkinson’s disease and epilepsy and $123 in increased general research activities.

General and Administrative.  General and administrative expenses decreased by $714 to $681 during the three months ended September 30, 2007, as compared to $1,395 during the comparable period in 2006.  The decrease in 2007 is primarily related to a $623 decrease in compensation expense in 2007, principally related to non-recurring 2006 expenses of (i) a $219 charge for the accelerated vesting of and the extended exercise period for the stock options of Michael Sorell, the Company’s former President and CEO, in connection with his resignation in July 2006; (ii) a $185 charge for severance payable to Dr. Sorell in connection with his resignation; and  (iii) a non-cash compensation charge of $230 in connection with the hiring of John E. Mordock as the Company’s President and CEO in July 2006.  In addition, there was an $83 decrease in professional fees, including legal fees, accounting fees, recruiting fees and investor relations fees, during the three months ended September 30, 2007.

Other Income, Net.  Other income, net, decreased by $80 during the three months ended September 30, 2007, over the comparable period of 2006.  All changes in other income, net, are a function of changes in interest earned on cash, cash equivalents and short-term investments held by the Company during the three months ended September 30, 2007 and 2006.

Nine Months Ended September 30, 2007 Compared to the Nine Months Ended September 30, 2006

Revenues.  The Company did not generate any operating revenues during the nine months ended September 30, 2007 and 2006.

Costs and Expenses.

Research and Development.  Research and development expenses increased by $217 during the nine months ended September 30, 2007 to $3,009, as compared to $2,792 during the same period in 2006.  The increase in 2007 is due in part to $428 in increased costs associated with the manufacturing of product to be used in the Company’s planned clinical trials for Parkinson’s disease and epilepsy, as well as $316 in increased costs for the cash and non-cash compensation of the Company’s scientists, including Dr. Christine Sapan, who was hired in July 2006 as the Company’s Chief Development Officer.  In addition, the Company incurred $77 in increased costs associated with pre-clinical research studies, $47 in increased lab supplies, $42 in increased process development costs for the scaling of commercial manufacturing and $41 in increased regulatory costs. These increases were offset by a reduction from the prior comparable period of $500 for the license fee paid to Diamyd for the license of the gene GAD 65 to be used in the Parkinson’s product, and $210 in 2006 charges associated with a development agreement and stock purchase agreement entered into with Medtronic.

General and Administrative.  General and administrative expenses decreased by $854 to $2,287 during the nine months ended September 30, 2007, as compared to $3,141 during the comparable period in 2006.  The decrease in 2007 is primarily related to a $560 decrease in compensation expense in 2007, principally related to non-recurring 2006 expenses of (i) a $219 charge for the accelerated vesting of and the extended exercise period for the stock options of Michael Sorell, the Company’s former President and CEO, in connection with his resignation in July 2006; (ii) a $185 charge for severance payable to Dr. Sorell in connection with his resignation; and (iii) a non-cash compensation charge of $230 in connection with the hiring of John E. Mordock as the Company’s President and CEO in July 2006. The decrease in 2007 is also due to decreased professional fees, including legal fees, accounting fees, recruiting fees and investor relations fees of $153 and to decreased cash and non-cash compensation expenses to business consultants of $139 during the nine months ended September 30, 2007.

Other Income, Net.  Other income, net, increased by $9 during the nine months ended September 30, 2007 over the comparable period of 2006.  This increase is a result of increased interest income earned on cash, cash equivalents and short-term investments held by the Company during the second half of 2007.

Liquidity and Capital Resources

Cash and cash equivalents were $6,327 at September 30, 2007.

The Company is still in the development stage and has not generated any operating revenues as of September 30, 2007.  In addition, the Company will continue to incur net losses and cash flow deficits from operating activities for the foreseeable future.  Management believes that the Company’s current resources will enable it to continue as a going concern through at least March 31, 2008.

 The Company believes that its resources are not sufficient to carry out its plan of operation to complete a Phase II clinical trial for Parkinson’s disease and complete a Phase I clinical trial for epilepsy. The Company estimates that it will need additional funds to continue operations and to allow it to complete these clinical trials.  In addition, the Company will require further funds to conduct and finance the costs of the pivotal trials required for drug approval and marketing of its Parkinson’s and epilepsy products. (See “Plan of Operation” above.)  Accordingly, it will continue to seek additional funds through public or private equity offerings, debt financings or corporate collaboration and licensing arrangements.

The Company is currently in discussions with certain existing stockholders and potentially new investors in an effort to raise additional funds through a private placement of its equity securities.  The Company is seeking to secure sufficient funds to conduct and complete its currently planned clinical trials for Parkinson’s disease and epilepsy.  The Company does not know whether additional financing will be available when needed or, if available, will be on acceptable or favorable terms to it or its stockholders.

Net cash used in operating activities was $4,026 for the nine months ended September 30, 2007 as compared to $3,758 during the same period in 2006.  The $268 increase in net cash used in operations was primarily due to a $335 decrease in cash provided by changes to working capital in 2007 offset by a lower net cash loss (net loss adding back non-cash expenses) of $67.

Net cash used in investing activities during the nine months ended September 30, 2007 was $305 as compared to net cash used of $2,411 during the nine months ended September 30, 2006.  The $2,106 in net cash used in investing activities was primarily due to the Company purchasing short-term investments during the nine months ended September 30, 2006 in the amount of $4,974, offset by $2,800 in redemptions of short-term investments during the same nine months ended September 30, 2006.

Net cash provided by financing activities during the nine months ended September 30, 2007 was $180 as compared to $11,601 during the nine months ended September 30, 2006.  During the nine months ended September 30, 2006, the Company completed a private placement of its Series C Preferred Stock that yielded $11,612 in net proceeds.

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

FORWARD LOOKING STATEMENTS

This document includes certain statements of the Company that may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and which are made pursuant to the Private Securities Litigation Reform Act of 1995.  These forward-looking statements and other information relating to the Company are based upon the beliefs of management and assumptions made by and information currently available to the Company.  Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events, or performance, as well as underlying assumptions and statements that are other than statements of historical fact.  When used in this document, the words “expects,” “anticipates,” “estimates,” “plans,” “intends,” “projects,” “predicts,” “believes,” “may” or “should,” and similar expressions, are intended to identify forward-looking statements.  These statements reflect the current view of the Company’s management with respect to future events and are subject to numerous risks, uncertainties, and assumptions.  Many factors could cause the actual results, performance or achievements of the Company to be materially different from any future results, performance, or achievements that may be expressed or implied by such forward-looking statements, including, among other things:

●	the inability of the Company to raise additional funds, when needed, through public or private equity offerings, debt financings or additional corporate collaboration and licensing arrangements; and

●	the inability of the Company to successfully commence the Phase II clinical trial for Parkinson’s disease or the Phase I for temporal lobe epilepsy.

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

(b)           Changes in Internal Control Over Financial Reporting.  There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the third quarter of 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 6 - Exhibits

See Exhibit Index

Signatures

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEUROLOGIX, INC.

November 9, 2007	/s/ John E. Mordock
John E. Mordock President and Chief Executive Officer (as Principal Executive Officer)

November 9, 2007	/s/ Marc L. Panoff
Marc L. Panoff Chief Financial Officer, Secretary and Treasurer (as Principal Accounting Officer/Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit

31.1	Rule 13a-14(a)/15d-14(a) Certification of President and Chief Executive Officer (as Principal Executive Officer).**

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer, Secretary and Treasurer (as Principal Accounting Officer/Principal Financial Officer).**

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer, Secretary and Treasurer.**

__________
** Filed herewith