Form 10-Q
period 2008-03-31
NEUROLOGIX INC/DE
filed 2008-05-12
CIK 356591

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2008

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 000-13347

NEUROLOGIX, INC.
 (Exact name of Registrant as specified in its charter)

Delaware	06-1582875
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One Bridge Plaza, Fort Lee, NJ 07024
(Address of principal executive offices)

(201) 592-6451
(Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒     No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐ Non-accelerated filer (Do not check if a smaller reporting company) ☐	Accelerated filer ☐ Smaller reporting company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐     No  ☒

         As of May 1, 2008, 27,632,808 shares of common stock were outstanding.

TABLE OF CONTENTS

NEUROLOGIX, INC.
(A Development Stage Company)
CONDENSED BALANCE SHEETS
(Amounts in thousands, except share and per share amounts)

	March 31, 2008	December 31, 2007
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$17,974	$20,157
Prepaid expenses and other current assets	417	418
Total current assets	18,391	20,575
Equipment, less accumulated depreciation of $466 and $437 at March 31, 2008 and December 31, 2007, respectively	203	231
Intangible assets, less accumulated amortization of $136 and $127 at March 31, 2008 and December 31, 2007, respectively	626	623
Other assets	5	5
Total Assets	$19,225	$21,434

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$785	$1,265
Total liabilities	785	1,265

Commitments and contingencies
Stockholders’ equity:
Preferred stock; 5,000,000 shares authorized
Series A – Convertible, $0.10 par value; 650 shares designated, 645 shares issued and outstanding at March 31, 2008 and December 31, 2007, with an aggregate liquidation preference of $1	-	-
Series C – Convertible, $0.10 par value; 700,000 shares designated, 291,878 and 295,115 shares issued and outstanding at March 31, 2008 and December 31, 2007, respectively with an aggregate liquidation preference of $6,572 and $6,529 at March 31, 2008 and December 31, 2007, respectively	29	30
Series D – Convertible, $0.10 par value; 792,100 shares designated, 592,041 and 597,149 shares issued and outstanding at March 31, 2008 and December 31, 2007, respectively with an aggregate liquidation preference of $22,865 and $22,673 at March 31, 2008 and December 31, 2007, respectively	59	60
Common Stock:
$0.001 par value; 100,000,000 shares authorized, 27,632,808 issued and outstanding at March 31, 2008 and December 31, 2007	28	28
Additional paid-in capital	56,328	56,207
Deficit accumulated during the development stage	(38,004)	(36,156)
Total stockholders’ equity	18,440	20,169
Total Liabilities and Stockholders’ Equity	$19,225	$21,434

See accompanying notes to condensed financial statements.

NEUROLOGIX, INC. (A Development Stage Company) CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED) (Amounts in thousands, except share and per share amounts)

	Three Months Ended March 31,		For the period February 12, 1999 (inception) through March 31, 2008
	2008	2007
Revenues	$-	$-	$-
Operating expenses:
Research and development	1,082	1,003	16,701
General and administrative expenses	922	656	14,118
Loss from operations	(2,004)	(1,659)	(30,819)

Other income (expense):
Dividend, interest and other income	156	115	1,400
Interest expense-related parties	-	-	(411)
Other income, net	156	115	989
Net loss	(1,848)	(1,544)	$(29,830)

Preferred stock dividends	(589)	(292)
Net loss applicable to common stock	$(2,437)	$(1,836)

Net loss applicable to common stock per share, basic and diluted	$(0.09)	$(0.07)

Weighted average common shares outstanding, basic and diluted	27,632,808	26,542,924

See accompanying notes to condensed financial statements.

NEUROLOGIX, INC. AND SUBSIDIARY
(A Development Stage Company)
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIENCY)
FOR THE PERIOD FROM FEBRUARY 12, 1999 (INCEPTION) THROUGH MARCH 31, 2008
(UNAUDITED)
(Amounts in thousands, except for share and per share amounts)

									Deficit
									Accumulated
	Series D Preferred Stock		Series C Preferred Stock				Additional		During the
					Common Stock		Paid-in	Unearned	Development
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Compensation	Stage	Total

Sale of common stock to founders	-	$0	-	$0	6,004,146	$0	$4	$0	$0	$4
Net loss	-	-	-	-	-	-	-	-	(328)	(328)
Balance, December 31, 1999	-	0	-	0	6,004,146	0	4	0	(328)	(324)
Net loss	-	-	-	-	-	-	-	-	(1,055)	(1,055)
Balance, December 31, 2000	-	0	-	0	6,004,146	0	4	0	(1,383)	(1,379)
Stock options granted for services	-	-	-	-	-	-	9	-	-	9
Common stock issued for intangible assets at $0.09 per share	-	-	-	-	259,491	-	24	-	-	24
Net loss	-	-	-	-	-	-	-	-	(870)	(870)
Balance, December 31, 2001	-	0	-	0	6,263,637	0	37	0	(2,253)	(2,216)
Retirement of founder shares	-	-	-	-	(33,126)	-	-	-	-	-
Common Stock issued pursuant to license agreement at $1.56 per share	-	-	-	-	368,761	-	577	(577)	-	-
Private placement of Series B convertible preferred stock	-	-	-	-	-	-	2,613	-	-	2,613
Amortization of unearned compensation	-	-	-	-	-	-	-	24	-	24
Net loss	-	-	-	-	-	-	-	-	(1,310)	(1,310)
Balance, December 31, 2002	-	0	-	0	6,599,272	0	3,227	(553)	(3,563)	(889)
Sale of Common Stock	-	-	-	-	276,054	-	90	(89)	-	1
Amortization of unearned compensation	-	-	-	-	-	-	-	164	-	164
Net loss	-	-	-	-	-	-	-	-	(2,274)	(2,274)
Balance, December 31, 2003	-	0	-	0	6,875,326	0	3,317	(478)	(5,837)	(2,998)
Conversion of note payable to Common Stock at $2.17 per share	-	-	-	-	1,091,321	1	2,371	-	-	2,372
Conversion of mandatory redeemable preferred stock to Common Stock	-	-	-	-	6,086,991	6	494	-	-	500
Conversion of Series B convertible preferred stock to Common Stock	-	-	-	-	1,354,746	1	(1)	-	-	-
Effects of reverse acquisition	-	-	-	-	7,103,020	14	5,886	-	-	5,900
Amortization of unearned compensation	-	-	-	-	-	-	-	202	-	202

NEUROLOGIX, INC. AND SUBSIDIARY
(A Development Stage Company)
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIENCY)
FOR THE PERIOD FROM FEBRUARY 12, 1999 (INCEPTION) THROUGH MARCH 31, 2008
(UNAUDITED)
(Amounts in thousands, except for share and per share amounts)

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

NEUROLOGIX, INC. AND SUBSIDIARY
(A Development Stage Company)
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIENCY)
FOR THE PERIOD FROM FEBRUARY 12, 1999 (INCEPTION) THROUGH MARCH 31, 2008
(UNAUDITED)
(Amounts in thousands, except for share and per share amounts)

Fair value of beneficial conversion rights issued in connection with the issuance of Series D Preferred Stock	-	-	-	-	-	-	2,130	-	-	2,130
Preferred Dividend and accretion of fair value of beneficial conversion charge	5,108	1	68,801	7	-	-	(8)	-	(2,130)	(2,130)
Contingent beneficial conversion feature related to Series C Preferred Stock	-	-	-	-	-	-	627	-	(627)	-
Induced conversion of preferred stock in connection with the issuance of Series D Preferred Stock	163,470	16	(230,184)	(23)	-	-	(347)	-	354	-
Issuance of Series C Preferred Stock in connection with induced conversion of preferred stock	-	-	93,940	9	-	-	2,949	-	(2,958)	-
Issuance of Common Stock in connection with issuance of Series D Preferred Stock	-	-	-	-	192,017	-	192	-	(192)	-
Employee share-based compensation expense	-	-	-	-	-	-	702	-	-	702
Non-employee share-based compensation	-	-	-	-	-	-	72	-	-	72
Conversion of Series C Preferred Stock to Common Stock	-	-	(5,597)	-	110,052	-	-	-	-	-
Exercise of stock options	-	-	-	-	787,815	1	590	-	-	591
Net loss	-	-	-	-	-	-	-	-	(6,817)	(6,817)
Balance, December 31, 2007	597,149	$60	295,115	$30	27,632,808	$28	$56,207	$-	$(36,156)	$20,169
Adjustment to preferred dividends accrued	(5,108)	(1)	(3,237)	(1)	-	-	2	-	-	-
Employee shared-based compensation expense	-	-	-	-	-	-	119	-	-	119
Net Loss	-	-	-	-	-	-	-	-	(1,848)	(1,848)
Balance March 31, 2008	592,041	$59	291,878	$29	27,632,808	$28	$56,328	$-	$(38,004)	$18,440

See accompanying notes to condensed financial statements.

NEUROLOGIX, INC. (A Development Stage Company) CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED) (Amounts in thousands)

	Three Months Ended March 31,		For the period February 12, 1999 (inception) through March 31, 2008
	2008	2007
Operating activities:
Net loss	$(1,848)	$(1,544)	$(29,830)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	29	23	472
Amortization	14	10	281
Gain on redemption of investment	-	-	(62)
Stock options granted for services	-	-	9
Impairment of intangible assets	29	-	194
Amortization of non-employee share-based compensation	13	26	1,445
Share-based employee compensation expense	119	121	2,014
Non-cash interest expense	-	-	378
Changes in operating assets and liabilities
(Increase) decrease in prepaid expenses and other current assets	(12)	116	590
(Decrease) increase in accounts payable and accrued expenses	(480)	119	724
Net cash used in operating activities	(2,136)	(1,129)	(23,785)
Investing activities:
Security deposits paid	-	-	(7)
Purchases of equipment	(1)	(16)	(561)
Additions to intangible assets	(46)	(28)	(1,071)
Proceeds from redemption of investment	-	-	65
Purchases of marketable securities	-	-	(12,673)
Proceeds from maturities of marketable securities	-	-	12,673
Net cash used in investing activities	(47)	(44)	(1,574)
Financing activities:
Proceeds from note payable	-	-	1,100
Borrowings from related party	-	-	2,000
Cash acquired in Merger	-	-	5,413
Merger-related costs	-	-	(375)
Payments of capital lease obligations	-	-	(99)
Proceeds from exercise of stock options	-	-	733
Proceeds from issuance of common stock and warrants	-	-	5,066
Proceeds from issuance of preferred stock	-	-	29,495
Net cash provided by financing activities	-	-	43,333
Net (decrease) increase in cash and cash equivalents	(2,183)	(1,173)	17,974
Cash and cash equivalents, beginning of period	20,157	10,478	-
Cash and cash equivalents, end of period	$17,974	$9,305	$17,974

NEUROLOGIX, INC.
 (A Development Stage Company)
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(Amounts in thousands)

	Three Months Ended March 31,		For the period February 12, 1999 (inception) through March 31, 2008
	2008	2007
Supplemental disclosure of non-cash investing and financing activities:
Dividends on Series C Preferred Stock paid in preferred shares	-	$290	$1,811
Accrued dividends on Preferred Stock	$589	$2	$881
Accretion of fair value of beneficial conversion on preferred stock	-	-	$4,751
Accretion of contingent beneficial conversion related on Series C Preferred Stock	-	-	$627
Induced conversion of preferred stock in connection with issuance of Series D Preferred Stock	-	-	$2,796
Issuance of Common Stock to pay debt	-	-	$2,372
Reverse acquisition – net liabilities assumed, excluding cash	-	-	$(214)
Mandatory redeemable convertible preferred stock converted to Common Stock	-	-	$500
Common Stock issued to acquire intangible assets	-	-	$24
Stock options granted for services	-	-	$1,424
Deferred research and development cost resulting from Medtronic Stock Purchase	-	-	$795
Acquisition of equipment through capital leases	-	-	$106

See accompanying notes to condensed financial statements.

NEUROLOGIX, INC.
(A Development Stage Company)
Notes to Unaudited Condensed Financial Statements
(In thousands, except for share and per share amounts)

(1)	Description of Business

Neurologix, Inc. (“Neurologix” or the “Company”), is engaged in the research and development of proprietary treatments for disorders of the brain and central nervous system, primarily utilizing gene therapies. These treatments are designed as alternatives to conventional surgical and pharmacological treatments.  The Company has not generated any operating revenues and, accordingly, it is a development stage company.

The Company incurred net losses of $1,848, $1,544 and $29,830 and negative cash flows from operating activities of $2,136, $1,129 and $23,785 for the three months ended March 31, 2008 and 2007 and for the period from February 12, 1999 (inception) to March 31, 2008, respectively.  The Company expects that it will continue to incur net losses and cash flow deficiencies from operating activities for the foreseeable future.

The Company had cash and cash equivalents of $17,974 and $20,157 as of March 31, 2008 and December 31, 2007, respectively.   Management believes that the Company’s current resources will enable it to continue as a going concern through at least June 30, 2009.  Although the Company believes that its resources are sufficient to initiate a Phase 2 clinical trial for Parkinson’s disease and to complete a Phase 1 clinical trial for epilepsy, the Company’s existing resources, however, are not sufficient to allow it to perform all of the clinical trials required for drug approval and marketing for either product.  Accordingly, it will, from time to time, continue to seek additional funds through public or private equity offerings, debt financings or corporate collaboration and licensing arrangements.  The Company does not know whether additional financing will be available when needed, or if available, will be on acceptable or favorable terms to it or its stockholders.

(2)	Basis of Presentation

The accompanying unaudited condensed financial statements of the Company should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2007 (the “2007 10-KSB”) filed with the Securities and Exchange Commission (the “SEC”) on March 25, 2008. The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information, the instructions to Form 10-Q and the rules and regulations of the SEC. Accordingly, since they are interim statements, the accompanying financial statements do not include all of the information and notes required by GAAP for annual financial statements, but reflect all adjustments consisting of normal, recurring adjustments that are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. Interim results are not necessarily indicative of results for a full year.  The December 31, 2007 consolidated balance sheet information was derived from the audited consolidated financial statements as of that date.

(3)	Summary of Significant Accounting Policies

 (a)           Stock-Based Compensation:

At March 31, 2008, the Company had one active share-based employee compensation plan available for employees, non-employee directors, and consultant grants. Stock option awards granted from this plan are granted at the fair market value on the date of grant, and vest over a period determined at the time the options are granted, ranging from zero to three years, and generally have a maximum term of ten years. Certain options provide for accelerated vesting if there is a change in control (as defined in the plans) or if there is a termination of employment event for specified reasons set forth in certain employment agreements. When options are exercised, new shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”) are issued.

Effective January 1, 2006, the Company adopted SFAS No. 123R, “Share-based Payment” (“SFAS 123R”), for employee stock options and other share-based compensation using the modified prospective method.  No share-based employee compensation cost had been reflected in net loss prior to the adoption of SFAS 123R.  Results for prior periods have not been restated.

Under SFAS 123R, compensation expense is recognized for awards that are granted, modified or cancelled on or after January 1, 2006 as well as for the portion of awards previously granted that had not vested as of January 1, 2006.  Compensation expense for these previously granted awards is being recognized over the remaining service period using the compensation cost calculated based on the same estimate of grant-date fair value previously reported for pro-forma disclosure purposes under SFAS 123.  Total unrecognized compensation cost related to non-vested stock option awards was approximately $207 as of March 31, 2008, and the related weighted-average period over which it is expected to be recognized was approximately 1 year.

The amount of compensation expense recognized under SFAS 123R during the three months ended March 31, 2008 and 2007 was comprised of the following:

	Three Months Ended March 31,
	2008	2007
Research and development	$37	$47
General and administrative	82	74
Share-based compensation expense	$119	$121
Net share-based compensation expenses per basic and diluted common share	$(0.00)	$(0.00)

A summary of option activity as of March 31, 2008 and changes during the three months then ended is presented below:

Options	Shares Subject to Option (000)	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2007	2,877	1.61
Granted	-	-
Exercised	-	-
Forfeited or expired	-	-
Outstanding at March 31, 2008	2,877	$1.61	6.70	$0
Exercisable at March 31, 2008	2,030	$1.74	5.88	$0

The fair value of each stock option award is estimated under SFAS 123R on the date of the grant using the Black-Scholes option pricing model.  Expected volatility is based on historical volatility of the Common Stock.  The risk-free rate is based on the five-year U.S. Treasury security rate.

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

In December 2007, the SEC issued Staff Accounting Bulletin No. 110 (“SAB 110”). SAB 110 was effective January 1, 2008 and expresses the views of the Staff of the SEC with respect to extending the use of the simplified method, as discussed in SAB 107, in developing an estimate of the expected term of "plain vanilla" share options in accordance with SFAS 123R.  The Company will continue to use the simplified method until it has the historical data necessary to provide a reasonable estimate of expected life in accordance with SAB 107, as amended by SAB 110. For the expected term, the Company has "plain-vanilla" stock options, and therefore used a simple average of the vesting period and the contractual term for options granted subsequent to January 1, 2006 as permitted by SAB 107.

There were no options granted during the three months ended March 31, 2008 or March 31, 2007.

For equity awards to non-employees, the Company also applies the Black-Scholes method to determine the fair value of such instruments in accordance with SFAS 123R and Emerging Issues Task Force Issue 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods, or Services.”  The options granted to non-employees are re-measured as they vest and the resulting value is recognized as an expense over the period during which the services are received.

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

The following securities were not included in the computation of diluted net loss per share because to do so would have had an anti-dilutive effect for the periods presented:

	Three Months Ended March 31,
	2008	2007
Stock options	2,877,333	3,105,829
Warrants	6,364,334	3,131,585
Common Stock issuable upon conversion of Series A Convertible Preferred Stock	645	645
Common Stock issuable upon conversion of Series C Convertible Preferred Stock	6,477,020	7,817,870
Common Stock issuable upon conversion of Series D Convertible Preferred Stock	18,328,284	-

(c)	Recent Accounting Pronouncements:

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The provisions of SFAS 157 were adopted by the Company on January 1, 2008 and had no material impact on its consolidated financial position, results of operations or cash flows.

In February 2008, the FASB issued FSP 157-2, “Partial Deferral of the Effective Date of Statement 157” (“FSP 157-2”).  FSP 157-2 delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008.  The Company is currently evaluating the impact of SFAS 157 on nonfinancial assets and nonfinancial liabilities, but does not expect the adoption to have a material impact on its consolidated financial position, results of operations or cash flows.

Effective January 1, 2008, the Company adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”), including an amendment to FASB No. 115. SFAS 159 provides entities with the irrevocable option to measure eligible financial assets, financial liabilities and firm commitments at fair value, on an instrument-by-instrument basis, that are otherwise not permitted to be accounted for at fair value under other accounting standards. The adoption of SFAS 159 did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows as the Company did not elect this fair value option on any financial assets or liabilities.

In June 2007, the EITF reached a consensus on EITF Issue No. 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services Received to Be Used in Future Research and Development Activities” (“EITF 07-3”). EITF 07-3 requires that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities be deferred and amortized over the period that the goods are delivered or the related services are performed, subject to an assessment of recoverability. The provisions of EITF 07-3 will be effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early application is prohibited. The provisions of this EITF are applicable for new contracts entered into on or after the effective date. The Company is currently assessing the potential impact, if any, the adoption of EITF 07-3 may have on its consolidated financial position, results of operations or cash flows.

Effective January 1, 2008, the Company adopted EITF Issue No. 07-1, “Accounting for Collaborative Arrangements” (“EITF 07-1”). EITF 07-1 defines collaborative arrangements and establishes reporting requirements for transactions between participants in a collaborative arrangement and between participants in the arrangement and third parties. EITF 07-1 also establishes the appropriate income statement presentation and classification for joint operating activities and payments between participants, as well as the sufficiency of the disclosures related to these arrangements. The adoption of EITF 07-1 did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (“SFAS 161”).  SFAS 161 requires entities that utilize derivative instruments to provide qualitative disclosures about their objectives and strategies for using such instruments, as well as any details of credit-risk-related contingent features contained within derivatives.  SFAS 161 also requires entities to disclose additional information about the amounts and location of derivatives located within the financial statements, how the provisions of SFAS 133 have been applied, and the impact that hedges have on an entity’s financial position, financial performance, and cash flows.  SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.  The Company is currently evaluating the impact of SFAS 161, but does not expect the adoption of SFAS 161 to have a material impact on its consolidated financial position, results of operations or cash flows.

(4)	Subsequent Event

Private Placement

On April 28, 2008, the Company issued and sold 142,857 additional shares of Series D Convertible Preferred Stock, par value $0.10 per share (the “Series D Stock”), at a price of $35.00 per share, or a total of $5,000, to Corriente Master Fund, L.P. (“Corriente”) in a private placement transaction.  Each share of Series D Stock is currently convertible into approximately 30.17 shares of Common Stock.  The Series D Stock is not redeemable by the Company.  In connection with the sale of the Series D Stock on April 28, 2008, the Company issued warrants to purchase 1,077,586 shares of the Common Stock at an exercise price of $1.39 per share.  The warrants are exercisable at any time within their terms.

On April 28, 2008, the Company also entered into an amendment to the Registration Rights Agreement, dated as of November 19, 2007, by and among the Company, Corriente, General Electric Pension Trust, Chrysler LLC Master Retirement Trust and certain funds managed by ProMed Asset Management LLC, which provides certain additional demand registration rights to holders of the Series D Stock with respect to the shares of Common Stock underlying the securities of the Company owned by them.

The Company anticipates that it will record a charge in the second quarter of 2008 for the accretion of beneficial conversion rights related to the issuance of the Series D Stock and warrants on April 28, 2008.  The related charge will be reflected in the statements of operations for the quarter ended June 30, 2008 as an increase in the net loss for the purposes of determining the net loss applicable to common stock in the quarter.  The Company is in the process of evaluating the impact that the charge will have on its financial statements.

Additionally, as a result of this financing, in accordance with the contingent anti-dilution terms of the Series C Convertible Preferred Stock (the “Series C Stock”), the Series C Stock’s conversion rate was adjusted from 21.4724 to 21.875.  The Company anticipates that it will record a contingent beneficial conversion charge in the second quarter of 2008 as a result of this anti-dilution adjustment.  The Company is in the process of evaluating the impact that the charge will have on its financial statements.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the unaudited financial statements and accompanying notes in this quarterly report on Form 10-Q (this “Quarterly Report”) and the audited financial statements and notes thereto as of and for the year ended December 31, 2007 included in the Company’s Annual Report on Form 10-KSB filed with the SEC on March 25, 2008 (the “2007 10-KSB”).  Operating results are not necessarily indicative of results that may occur in future periods.  All amounts in this Item 2 are in thousands.

Business Overview

The Company is a development stage company that is engaged in the research and development of proprietary treatments for disorders of the brain and central nervous system using gene transfer and other innovative therapies.  These treatments are designed as alternatives to conventional surgical and pharmacological treatments.

To date, the Company has not generated any operating revenues and has incurred annual net losses.  From inception through March 31, 2008, the Company had an accumulated deficit of $38,004, and it expects to incur additional losses in the foreseeable future.  The Company recognized net losses of $1,848 for the three months ended March 31, 2008, and $1,544 for the three months ended March 31, 2007.

Since its inception, the Company has financed its operations primarily through sales of its equity and debt securities.  From inception through March 31, 2008, the Company received proceeds primarily from private sales of equity and debt securities and from the merger of approximately $39,599 in the aggregate.

The Company has devoted a significant portion of its capital resources to the research and development of its products.  The Company’s primary efforts are directed to develop therapeutic products (i) to meet the needs of patients suffering from Parkinson’s disease and (ii) the needs of patients suffering from a type of human epilepsy known as temporal lobe epilepsy (“TLE”).

Plan of Operation

Parkinson’s Disease

In October 2006, the Company announced that it had completed its Phase 1 clinical trial for Parkinson’s disease.  The results of this trial indicated that the treatment appears to be safe and well-tolerated in patients with advanced Parkinson’s disease, with no evidence of adverse effects or immunologic reaction related to the study treatment. The trial, in which treatment was confined to only one side of the brain, also yielded statistically significant clinical efficacy and neuroimaging results.   These results along with additional efficacy data were peer-reviewed and published in the June 23, 2007 issue of the journal The Lancet and the online edition of the Proceedings of the National Academy of Sciences in November 2007.

On December 13, 2007, the Company announced that the U.S. Food and Drug Administration (the “FDA”) granted Fast Track Designation for the Company’s Parkinson’s treatment.  The receipt of Fast Track Designation does not, however, assure the approval of any of the Company’s study protocols or the ultimate approval of any Biologics License Application that may be submitted by the Company to the FDA for marketing approval.

On March 27, 2008, the Company received clearance from the FDA to initiate its planned Phase 2 clinical trial for Parkinson's disease.  The Company plans to commence this trial in the second quarter of 2008.  It will be a randomized, controlled study designed to further establish the effectiveness and the safety of the treatment.  The trial will be conducted in multiple medical centers and the treatment will be infused bilaterally in trial subjects.  Commencement of such trial is subject, among other things, to availability of the catheter system, developed by Medtronic, Inc. (“Medtronic”), to infuse the Company’s gene transfer product into the brain with respect to the treatment of Parkinson’s disease.  The FDA has approved the use of this device for such clinical trial.

The Company will take steps to move toward a pivotal trial for treatment of Parkinson's disease, and hopes to be in a position to file its protocol with the FDA in 2010.  Currently, the Company estimates that the pivotal trial could be completed in 2012 and the estimated total costs to reach that milestone are expected to be in excess of $20,000.

Epilepsy

In December 2006, the Company submitted an investigational new drug application to the FDA for permission to begin a Phase 1 clinical trial in TLE.  The proposed clinical protocol for this study was presented to the National Institute of Health’s Office of Biotechnology Activities Recombinant DNA Advisory Committee on September 23, 2004 and reviewed favorably.

In January 2008, the Company announced that as a result of comments from, and discussions with, the FDA, the Company has decided to conduct an additional pre-clinical study in non-human primates.  The study will be designed to confirm the safety of the administration and use of the rAAV-NPY.  The Company has reviewed a protocol design for this study with the FDA and is in the process of evaluating suggested changes.  The Company is unable to estimate the total time or costs involved in conducting its Phase 1 clinical trial until such time that it receives guidance from the FDA for the submitted protocol design.  In this regard, the commencement of a Phase 1 clinical trial will be subject, among other things, to the successful completion of this additional pre-clinical study, concurrence by the FDA, and procurement of related intellectual property licenses.

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

Other Therapies

The Company will also continue its efforts in developing therapies to treat other neurodegenerative and metabolic disorders, including Huntington’s disease, depression and genetically-based obesity under its research agreements with Cornell University for its Medical College and Ohio State University.

2008 Expenditures

Over the next 12 months, in addition to its normal recurring expenditures, the Company expects to spend approximately: $3,500 in Phase 2 clinical trial expenses with regard to its Parkinson’s treatment; $1,200 in costs associated with scaling up its manufacturing capabilities for the supply of product for a Parkinson’s pivotal trial; $1,000 in costs associated with operating as a publicly traded company, such as legal fees, accounting fees, insurance premiums, investor and public relations fees; $1,000 in research and licensing fees; and $600 in pre-clinical study expenses with regard to its epilepsy product.

Results of Operations

Three Months Ended March 31, 2008 Compared to the Three Months Ended March 31, 2007

Revenues.  The Company did not generate any operating revenues in the three months ended March 31, 2008 or in the three months ended March 31, 2007.

Costs and Expenses.

Research and Development. Research and development expenses increased by $79 during the three months ended March 31, 2008 to $1,082 as compared to $1,003 during the same period in 2007. The increase is due in part to a $94 rise in costs associated with preparation for the commencement of the Company’s planned future clinical trials for Parkinson’s disease and epilepsy, as well as a $90 increase in compensation expense as a result of an increase in the number of the Company’s scientists in the three months ended March 31, 2008 over the comparable period in 2007.  These increases were offset by a reduction, from the prior comparable period, of $126 in charges associated with a development agreement and stock purchase agreement entered into with Medtronic.

General and Administrative.  General and administrative expenses increased by $266 to $922 during the three months ended March 31, 2008, as compared to $656 during the comparable period in 2007.  This increase was due, in part, to a $94 increase in professional fees, which includes legal fees, accounting fees, recruiting fees and investor relations fees.  In addition, the Company incurred $74 in increased compensation costs in 2008 as a result of salary increases and new hires, $29 in increased patent impairment charges due to the abandonment of certain non-strategic intellectual property and $69 in other increased general and administrative expenses, including depreciation, amortization, rent and travel and entertainment expenses.

Other Income, Net.  Other income increased by $41 to $156 during the three months ended March 31, 2008, as compared to $115 during the comparable period in 2007.  This increase is a result of increased interest income earned on funds received by the Company from its private placement of its Series D Stock in November 2007.

Liquidity and Capital Resources

Cash and cash equivalents were $17,974 at March 31, 2008.

The Company is still in the development stage and has not generated any operating revenues as of March 31, 2008.  In addition, the Company will continue to incur net losses and cash flow deficiencies from operating activities for the foreseeable future.

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

Net cash used in operating activities was $2,136 for the three months ended March 31, 2008 as compared to $1,129 during the same period in 2007.  The $1,007 increase in net cash used in operations was primarily due to a $727 increase in cash used as a result of changes to working capital in 2008, as well as a $304 increase in net loss in 2008.

The Company had net cash used in investing activities of $47 during three months ended March 31, 2008 as compared to $44 during the three months ended March 31, 2007.  Cash used in investing activities relate to purchases of equipment and additions to intangible assets made by the Company during 2008 and 2007.

The Company had no net cash used in or provided by financing activities during the three months ended March 31, 2008 and 2007.

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

Other factors and assumptions not identified above could also cause the actual results to differ materially from those set forth in the forward-looking statements.  Additional information regarding factors which could cause results to differ materially from management’s expectations is found in the section entitled “RISK FACTORS” contained in the Company’s 2007 Annual Report on Form 10-KSB.  Although the Company believes these assumptions are reasonable, no assurance can be given that they will prove correct.  Accordingly, you should not rely upon forward-looking statements as a prediction of actual results.  Further, the Company undertakes no obligation to update forward-looking statements after the date they are made or to conform the statements to actual results or changes in the Company’s expectations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

(a)           Disclosure Controls and Procedures.  The Company maintains disclosure controls and procedures as required under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Exchange Act , that are designed to ensure that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

 As of March 31, 2008, the Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures. Based on the foregoing, its Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2008.

(b)           Changes in Internal Control Over Financial Reporting.  There were no changes in the Company’s internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 6.  Exhibits

See Exhibit Index.

Signatures

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEUROLOGIX, INC.

May 12, 2008	/s/ John E. Mordock
John E. Mordock President and Chief Executive Officer (as Principal Executive Officer)

May 12, 2008	/s/ Marc L. Panoff
Marc L. Panoff Chief Financial Officer, Secretary and Treasurer (as Principal Accounting Officer/Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit

31.1	Rule 13a-14(a)/15d-14(a) Certification of President and Chief Executive Officer (as Principal Executive Officer).**

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer, Secretary and Treasurer (as Principal Accounting Officer/Principal Financial Officer).**

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer, Secretary and Treasurer.**

__________
** Filed herewith