Form 10-Q
period 2008-06-30
NEUROLOGIX INC/DE
filed 2008-08-12
CIK 356591

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2008

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

         As of August 10, 2008, 27,764,058 shares of common stock were outstanding.

NEUROLOGIX, INC.
(A Development Stage Company)
CONDENSED BALANCE SHEETS
(Amounts in thousands, except share and per share amounts)

	June 30, 2008	December 31, 2007
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$21,569	$20,157
Prepaid expenses and other current assets	312	418
Total current assets	21,881	20,575
Equipment, less accumulated depreciation of $495 and $437 at June 30, 2008 and December 31, 2007, respectively	178	231
Intangible assets, less accumulated amortization of $149 and $127 at June 30, 2008 and December 31, 2007, respectively	707	623
Other assets	5	5
Total Assets	$22,771	$21,434

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$603	$1,265
Total liabilities	603	1,265

Commitments and contingencies
Stockholders’ equity:
Preferred stock; 5,000,000 shares authorized
Series A – Convertible, $0.10 par value; 650 shares designated, 645 shares issued and outstanding at June 30, 2008 and December 31, 2007, with an aggregate liquidation preference of $1	-	-
Series C – Convertible, $0.10 par value; 700,000 shares designated, 291,878 and 295,115 shares issued and outstanding at June 30, 2008 and December 31, 2007, respectively, with an aggregate liquidation preference of $6,180 and $6,529 at June 30, 2008 and December 31, 2007, respectively	29	30
Series D – Convertible, $0.10 par value; 792,100 shares designated, 734,898 and 597,149 shares issued and outstanding at June 30, 2008 and December 31, 2007, respectively, with an aggregate liquidation preference of $27,405 and $22,673 at June 30, 2008 and December 31, 2007, respectively	73	60
Common Stock:
$0.001 par value; 100,000,000 shares authorized, 27,632,808 issued and outstanding at June 30, 2008 and December 31, 2007	28	28
Additional paid-in capital	62,247	56,207
Deficit accumulated during the development stage	(40,209)	(36,156)
Total stockholders’ equity	22,168	20,169
Total Liabilities and Stockholders’ Equity	$22,771	$21,434

See accompanying notes to condensed financial statements.

NEUROLOGIX, INC. (A Development Stage Company) CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED) (Amounts in thousands, except share and per share amounts)
	Six Months Ended June 30,		Three Months Ended June 30,		For the period February 12, 1999 (inception) through June 30, 2008
	2008	2007	2008	2007
Revenues	$-	$-	$-	$-	$-
Operating expenses:
Research and development	1,829	2,016	747	1,013	17,448
General and administrative expenses	1,761	1,606	839	950	14,957
Loss from operations	(3,590)	(3,622)	(1,586)	(1,963)	(32,405)

Other income (expense):
Dividend, interest and other income	311	215	155	100	1,555
Interest expense-related parties	-	-	-	-	(411)
Other income, net	311	215	155	100	1,144
Net loss	(3,279)	(3,407)	(1,431)	(1,863)	$(31,261)

Preferred stock dividends	(1,230)	(590)	(641)	(298)
Charge for accretion of beneficial conversion feature	(562)	-	(562)	-
Charge for contingent beneficial conversion feature	(212)	-	(212)	-
Net loss applicable to common stock	$(5,283)	$(3,997)	$(2,846)	$(2,161)

Net loss applicable to common stock per share, basic and diluted	$(0.19)	$(0.15)	$(0.10)	$(0.08)

Weighted average common shares outstanding, basic and diluted	27,632,808	26,569,639	27,632,808	26,596,061

See accompanying notes to condensed financial statements.

NEUROLOGIX, INC. AND SUBSIDIARY
(A Development Stage Company)
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIENCY)
FOR THE PERIOD FROM FEBRUARY 12, 1999 (INCEPTION) THROUGH JUNE 30, 2008
(UNAUDITED)
(Amounts in thousands, except for share and per share amounts)

									Deficit Accumulated During the Development Stage

							Additional Paid-in Capital
	Series D Preferred Stock		Series C Preferred Stock		Common Stock			Unearned Compensation
	Shares	Amount	Shares	Amount	Shares	Amount				Total

Sale of common stock to founders	-	$0	-	$0	6,004,146	$0	$4	$0	$0	$4
Net loss	-	-	-	-	-	-	-	-	(328)	(328)
Balance, December 31, 1999	-	$0	-	$0	6,004,146	$0	$4	$0	$(328)	$(324)
Net loss	-	-	-	-	-	-	-	-	(1,055)	(1,055)
Balance, December 31, 2000	-	$0	-	$0	6,004,146	$0	$4	$0	$(1,383)	$(1,379)
Stock options granted for services	-	-	-	-	-	-	9	-	-	9
Common stock issued for intangible assets at $0.09 per share	-	-	-	-	259,491	-	24	-	-	24
Net loss	-	-	-	-	-	-	-	-	(870)	(870)
Balance, December 31, 2001	-	$0	-	$0	6,263,637	$0	$37	$0	$(2,253)	$(2,216)
Retirement of founder shares	-	-	-	-	(33,126)	-	-	-	-	-
Common Stock issued pursuant to license agreement at $1.56 per share	-	-	-	-	368,761	-	577	(577)	-	-
Private placement of Series B convertible preferred stock	-	-	-	-	-	-	2,613	-	-	2,613
Amortization of unearned compensation	-	-	-	-	-	-	-	24	-	24
Net loss	-	-	-	-	-	-	-	-	(1,310)	(1,310)
Balance, December 31, 2002	-	$0	-	$0	6,599,272	$0	$3,227	$(553)	$(3,563)	$(889)
Sale of Common Stock	-	-	-	-	276,054	-	90	(89)	-	1
Amortization of unearned compensation	-	-	-	-	-	-	-	164	-	164
Net loss	-	-	-	-	-	-	-	-	(2,274)	(2,274)
Balance, December 31, 2003	-	$0	-	$0	6,875,326	$0	$3,317	$(478)	$(5,837)	$(2,998)
Conversion of note payable to Common Stock at $2.17 per share	-	-	-	-	1,091,321	1	2,371	-	-	2,372
Conversion of mandatory redeemable preferred stock to Common Stock	-	-	-	-	6,086,991	6	494	-	-	500
Conversion of Series B convertible preferred stock to Common Stock	-	-	-	-	1,354,746	1	(1)	-	-	-
Effects of reverse acquisition	-	-	-	-	7,103,020	14	5,886	-	-	5,900
Amortization of unearned compensation	-	-	-	-	-	-	-	202	-	202

NEUROLOGIX, INC. AND SUBSIDIARY
(A Development Stage Company)
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIENCY)
FOR THE PERIOD FROM FEBRUARY 12, 1999 (INCEPTION) THROUGH JUNE 30, 2008
(UNAUDITED)
(Amounts in thousands, except for share and per share amounts)

Stock options granted for services	-	-	-	-	-	-	42	(42)	-	-
Exercise of stock options	-	-	-	-	10,000	-	15	-	-	15
Net loss	-	-	-	-	-	-	-	-	(2,937)	(2,937)
Balance, December 31, 2004	-	$0	-	$0	22,521,404	$22	$12,124	$(318)	$(8,774)	$3,054
Sale of Common Stock through private placement at an average price of $1.30 per share	-	-	-	-	2,473,914	4	3,062	-	-	3,066
Sale of Common Stock at an average price of $1.752 per share and warrants to Medtronic	-	-	-	-	1,141,552	1	2,794	-	-	2,795
Amortization of unearned compensation	-	-	-	-	-	-	-	825	-	825
Stock options granted for services	-	-	-	-	-	-	1,305	(1,305)	-	-
Exercise of stock options	-	-	-	-	406,054	-	127	-	-	127
Net loss	-	-	-	-	-	-	-	-	(5,345)	(5,345)
Balance, December 31, 2005	-	$0	-	$0	26,542,924	$27	$19,412	$(798)	$(14,119)	$4,522
Sale of Preferred Stock through private placement at an average price of $35.00 per share	-	-	342,857	34	-	-	11,578	-	-	11,612
Fair value of beneficial conversion rights issued in connection with issuance of Series C Preferred Stock	-	-	-	-	-	-	2,621	-	-	2,621
Preferred Dividend and accretion of fair value of beneficial conversion charge	-	-	25,298	3	-	-	(3)	-	(2,621)	(2,621)
Employee share-based compensation expense	-	-	-	-	-	-	1,193	-	-	1,193
Non-employee share-based compensation	-	-	-	-	-	-	83	-	-	83
Reclassification of prior year non-employee compensation to prepaid expenses	-	-	-	-	-	-	-	487	-	487
Effects of adoption of SFAS 123R	-	-	-	-	-	-	(311)	311	-	-
Net loss	-	-	-	-	-	-	-	-	(7,046)	(7,046)
Balance, December 31, 2006	-	$0	368,155	$37	26,542,924	$27	$34,573	$-	$(23,786)	$10,851
Sale of Series D Preferred Stock through private placement at an average price of $35.00 per share	428,571	43	-	-	-	-	14,727	-	-	14,770

NEUROLOGIX, INC. AND SUBSIDIARY
(A Development Stage Company)
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIENCY)
FOR THE PERIOD FROM FEBRUARY 12, 1999 (INCEPTION) THROUGH JUNE 30, 2008
(UNAUDITED)
(Amounts in thousands, except for share and per share amounts)

Fair value of beneficial conversion rights issued in connection with the issuance of Series D Preferred Stock	-	-	-	-	-	-	2,130	-	-	2,130
Preferred Dividend and accretion of fair value of beneficial conversion charge	5,108	1	68,801	7	-	-	(8)	-	(2,130)	(2,130)
Contingent beneficial conversion feature related to Series C Preferred Stock	-	-	-	-	-	-	627	-	(627)	-
Induced conversion of preferred stock in connection with the issuance of Series D Preferred Stock	163,470	16	(230,184)	(23)	-	-	(347)	-	354	-
Issuance of Series C Preferred Stock in connection with induced conversion of preferred stock	-	-	93,940	9	-	-	2,949	-	(2,958)	-
Issuance of Common Stock in connection with issuance of Series D Preferred Stock	-	-	-	-	192,017	-	192	-	(192)	-
Employee share-based compensation expense	-	-	-	-	-	-	702	-	-	702
Non-employee share-based compensation	-	-	-	-	-	-	72	-	-	72
Conversion of Series C Preferred Stock to Common Stock	-	-	(5,597)	-	110,052	-	-	-	-	-
Exercise of stock options	-	-	-	-	787,815	1	590	-	-	591
Net loss	-	-	-	-	-	-	-	-	(6,817)	(6,817)
Balance, December 31, 2007	597,149	$60	295,115	$30	27,632,808	$28	$56,207	$-	$(36,156)	$20,169
Sale of Series D Preferred Stock through private placement at an average price of $35.00 per share	142,857	14	-	-	-	-	4,943	-	-	4,957
Fair value of beneficial conversion rights issued in connection with the issuance of Series D Preferred Stock	-	-	-	-	-	-	562	-	-	562
Accretion of fair value of beneficial conversion charge	-	-	-	-	-	-	-	-	(562)	(562)
Contingent beneficial conversion feature related to Series C Preferred Stock	-	-	-	-	-	-	212	-	(212)	-
Adjustment to preferred dividends accrued	(5,108)	(1)	(3,237)	(1)	-	-	2	-	-	-

NEUROLOGIX, INC. AND SUBSIDIARY
(A Development Stage Company)
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIENCY)
FOR THE PERIOD FROM FEBRUARY 12, 1999 (INCEPTION) THROUGH JUNE 30, 2008
(UNAUDITED)
(Amounts in thousands, except for share and per share amounts)

Employee shared-based compensation expense	-	-	-	-	-	-	325	-	-	325
Non-employee share-based compensation	-	-	-	-	-	-	(4)	-	-	(4)
Net Loss	-	-	-	-	-	-	-	-	(3,279)	(3,279)
Balance June 30, 2008	734,898	$73	291,878	$29	27,632,808	$28	$62,247	$-	$(40,209)	$22,168

See accompanying notes to condensed financial statements.

NEUROLOGIX, INC. (A Development Stage Company) CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED) (Amounts in thousands)
Six Months Ended June 30,		For the period February 12, 1999 (inception) through June 30, 2008
2008	2007

Operating activities:
Net loss	$(3,279)	$(3,407)	$(31,261)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	58	52	501
Amortization	27	20	294
Gain on redemption of investment	-	-	(62)
Stock options granted for services	-	-	9
Impairment of intangible assets	29	-	194
Amortization of non-employee share-based compensation	18	106	1,450
Share-based employee compensation expense	325	447	2,220
Non-cash interest expense	-	-	378
Changes in operating assets and liabilities
Decrease in prepaid expenses and other current assets	84	149	686
(Decrease) increase in accounts payable and accrued expenses	(662)	(42)	542
Net cash used in operating activities	(3,400)	(2,675)	(25,049)
Investing activities:
Security deposits paid	-	-	(7)
Purchases of equipment	(5)	(96)	(565)
Additions to intangible assets	(140)	(77)	(1,165)
Proceeds from redemption of investment	-	-	65
Purchases of marketable securities	-	-	(12,673)
Proceeds from maturities of marketable securities	-	-	12,673
Net cash used in investing activities	(145)	(173)	(1,672)
Financing activities:
Proceeds from note payable	-	-	1,100
Borrowings from related party	-	-	2,000
Cash acquired in Merger	-	-	5,413
Merger-related costs	-	-	(375)
Payments of capital lease obligations	-	-	(99)
Proceeds from exercise of stock options	-	90	733
Proceeds from issuance of common stock and warrants	-	-	5,066
Proceeds from issuance of preferred stock	4,957	-	34,452
Net cash provided by financing activities	4,957	90	48,290
Net increase (decrease) in cash and cash equivalents	1,412	(2,758)	21,569
Cash and cash equivalents, beginning of period	20,157	10,478	-
Cash and cash equivalents, end of period	$21,569	$7,720	$21,569

NEUROLOGIX, INC. (A Development Stage Company) CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED) (Amounts in thousands)
Six Months Ended June 30,		For the period February 12, 1999 (inception) through June 30, 2008
2008	2007
Supplemental disclosure of non-cash investing and financing activities:
Dividends on Series C Preferred Stock paid in preferred shares	-	$593	$1,811
Accrued dividends on Preferred Stock	$1,230	$(3)	$1,522
Accretion of fair value of beneficial conversion on preferred stock	562	-	$5,313
Accretion of contingent beneficial conversion related on Series C Preferred Stock	212	-	$839
Induced conversion of preferred stock in connection with issuance of Series D Preferred Stock	-	-	$2,796
Issuance of Common Stock to pay debt	-	-	$2,372
Reverse acquisition – net liabilities assumed, excluding cash	-	-	$(214)
Mandatory redeemable convertible preferred stock converted to Common Stock	-	$1	$500
Common Stock issued to acquire intangible assets	-	-	$24
Stock options granted for services	-	-	$1,424
Deferred research and development cost resulting from Medtronic Stock Purchase	-	-	$795
Acquisition of equipment through capital leases	-	-	$106

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

The Company incurred net losses of $3,279, $3,407 and $31,261 and negative cash flows from operating activities of $3,400, $2,675 and $25,049 for the six months ended June 30, 2008 and 2007 and for the period from February 12, 1999 (inception) to June 30, 2008, respectively.  The Company expects that it will continue to incur net losses and cash flow deficiencies from operating activities for the foreseeable future.

The Company had cash and cash equivalents of $21,569 and $20,157 as of June 30, 2008 and December 31, 2007, respectively.   Management believes that the Company’s current resources will enable it to continue as a going concern through at least December 31, 2009.  Although the Company believes that its resources are sufficient to initiate and obtain the primary results (i.e. efficacy data) from the Phase 2 clinical trial for Parkinson’s disease and to initiate a Phase 1 clinical trial for epilepsy or one of its other products, the Company’s existing resources are not sufficient to allow it to perform all of the clinical trials required for drug approval and marketing for any of its product candidates.  Accordingly, it will, from time to time, continue to seek additional funds through public or private equity offerings, debt financings or corporate collaboration and licensing arrangements.  The Company does not know whether additional financing will be available when needed, or if available, will be on acceptable or favorable terms to it or its stockholders.

(2)    Basis of Presentation

The accompanying unaudited condensed financial statements of the Company should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2007 (the “2007 10-KSB”) filed with the Securities and Exchange Commission (the “SEC”) on March 25, 2008. The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information, the instructions to Form 10-Q and the rules and regulations of the SEC. Accordingly, since they are interim statements, the accompanying financial statements do not include all of the information and notes required by GAAP for annual financial statements, but reflect all adjustments consisting of normal, recurring adjustments and adjustments relating to the April 2008 private placement (see Note 4), that are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. Interim results are not necessarily indicative of results for a full year.  The December 31, 2007 consolidated balance sheet information was derived from the audited consolidated financial statements as of that date.

(3)    Summary of Significant Accounting Policies

 (a)           Stock-Based Compensation:

At June 30, 2008, the Company had one active share-based employee compensation plan available for employees, non-employee directors and consultant grants. Stock option awards granted from this plan are granted at the fair market value on the date of grant, and vest over a period determined at the time the options are granted, ranging from zero to three years, and generally have a maximum term of ten years. Certain options provide for accelerated vesting if there is a change in control (as defined in the plans) or if there is a termination of employment event for specified reasons set forth in certain employment agreements. When options are exercised, new shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”), are issued.

Effective January 1, 2006, the Company adopted SFAS No. 123R, “Share-based Payment” (“SFAS 123R”), for employee stock options and other share-based compensation using the modified prospective method.  No share-based employee compensation cost had been reflected in net loss prior to the adoption of SFAS 123R.

The total value of the stock option awards is expensed ratably over the service period of the employees receiving the awards.  As of June 30, 2008, total unrecognized compensation cost related to stock option awards, to be recognized as expense subsequent to June 30, 2008, was approximately $336, and the related weighted-average period over which it is expected to be recognized was approximately 1 year.

The amount of compensation expense recognized under SFAS 123R during the three and six months ended June 30, 2008 and 2007 was comprised of the following:

	Six Months Ended June 30,		Three Months Ended June 30,
	2008	2007	2008	2007
Research and development	$90	$143	$53	$96
General and administrative	235	304	153	230
Share-based compensation expense	$325	$447	$206	$326
Net share-based compensation expenses per basic and diluted common share	$(0.01)	$(0.02)	$(0.01)	$(0.01)

A summary of option activity as of June 30, 2008 and changes during the six months then ended is presented below:

Options	Shares Subject to Option (000)	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2007	2,877	$1.61
Granted	906	0.62
Exercised	-	-
Forfeited or expired	-	-
Outstanding at June 30, 2008	3,783	$1.37	7.04	$0
Exercisable at June 30, 2008	2,657	$1.59	6.43	$0

The weighted-average grant-date fair value of options granted during the six months ended June 30, 2008 and 2007 was $0.46 and $0.86, respectively and was estimated using the Black Scholes option valuation model.

The fair value of each stock option award is estimated under SFAS 123R on the date of the grant using the Black-Scholes option valuation model based on the assumptions noted in the following table:

	Six Months Ended June 30,
	2008	2007
Expected option term	5-6	5-6
Risk-free interest rate	3.79%	4.63%
Expected volatility	91%	89%
Dividend yield	0%	0%

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

For equity awards to non-employees, the Company also applies the Black-Scholes option valuation model to determine the fair value of such instruments in accordance with SFAS 123R and Emerging Issues Task Force Issue 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods, or Services.”  The options granted to non-employees are re-measured as they vest and the resulting value is recognized as an adjustment against our net loss over the period during which the services are received.

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

The following securities were not included in the computation of diluted net loss per share because to do so would have had an anti-dilutive effect for the periods presented:

	Six Months Ended June 30,
	2008	2007
Stock options	3,783,333	3,614,162
Warrants	7,441,920	3,131,585
Common Stock issuable upon conversion of Series A Convertible Preferred Stock	645	645
Common Stock issuable upon conversion of Series C Convertible Preferred Stock	6,739,709	7,996,724
Common Stock issuable upon conversion of Series D Convertible Preferred Stock	22,996,618	-

(c)	Recent Accounting Pronouncements:

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

(4)   Private Placement

On April 28, 2008, the Company issued and sold 142,857 additional shares of Series D Convertible Preferred Stock, par value $0.10 per share (the “Series D Stock”), at a price of $35.00 per share, or a total of $5,000, to Corriente Master Fund, L.P. (“Corriente”) in a private placement transaction, resulting in net proceeds after expenses of approximately $4,957.  Each share of Series D Stock is currently convertible into approximately 30.17 shares of Common Stock.  The Series D Stock is not redeemable by the Company.  In connection with the sale of the Series D Stock on April 28, 2008, the Company issued warrants to purchase 1,077,586 shares of the Common Stock at an exercise price of $1.39 per share.  The warrants are exercisable at any time within their terms.

On April 28, 2008, the Company also entered into an amendment (the “Amendment”) to the Registration Rights Agreement, dated as of November 19, 2007, by and among the Company, Corriente, General Electric Pension Trust, Chrysler LLC Master Retirement Trust and certain funds managed by ProMed Asset Management LLC (the “Investors”), which provides an additional right to demand a registration (the “Series D Demand”), which may be requested by holders of the Series D Stock.  All of the Investors have a right to participate in the Series D Demand.  Pursuant to the Amendment, the Company is required to pay a cash amount, as liquidated damages, to those Investors participating in the Series D Demand if a registration statement filed pursuant to such Series D Demand is not declared effective within 150 days of the notice containing the Series D Demand.  The cash amount shall equal 1% of the total amount that such participating Investors invested in the Company, and is payable until such registration statement is declared effective up to an aggregate amount of $1,000.  This provision does not result in the Company recording a charge at this time.

The Company recorded a charge in the second quarter of 2008 of approximately $562 for the accretion of beneficial conversion rights related to the issuance of the Series D Stock and warrants on April 28, 2008.  The related charge is reflected in the statements of operations for the three and six months ended June 30, 2008 as an increase in the net loss for the purposes of determining the net loss applicable to common stock.

Additionally, as a result of this financing, in accordance with the contingent anti-dilution terms of the Series C Convertible Preferred Stock (the “Series C Stock”), the Series C Stock’s conversion rate was adjusted from 21.4724 to 21.875.  This anti-dilution adjustment resulted in a contingent beneficial conversion charge of approximately $212, which was used to calculate net loss applicable to common stock for the three and six months ended June 30, 2008.

(5)   Commitments and Contingencies

Research Agreements

On June 9, 2008, the Company entered into an Amendment (the “Amendment”), dated as of May 29, 2008, to its Master Sponsored Research Agreement (the “Research Agreement”), dated as of May 10, 2006, with The Ohio State University Research Foundation, on behalf of Ohio State University (“OSURF”).  The Amendment revises the fees paid by the Company to OSURF under the Research Agreement and extends the initial term of the Research Agreement for one year through November 10, 2008.  The Amendment requires the Company to pay to OSURF approximately $166 in two equal installments, the amount of which is being expensed over the term of the Amendment.  The first installment of approximately $83 was paid upon the execution of the Amendment and the remaining payment is due 6 months thereafter.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the unaudited financial statements and accompanying notes in this quarterly report on Form 10-Q and the audited financial statements and notes thereto as of and for the year ended December 31, 2007 included in the Company’s Annual Report on Form 10-KSB filed with the SEC on March 25, 2008.  Operating results are not necessarily indicative of results that may occur in future periods.  All amounts in this Item 2 are in thousands.

Business Overview

The Company is a development stage company that is engaged in the research and development of proprietary treatments for disorders of the brain and central nervous system using gene transfer and other innovative therapies.  These treatments are designed as alternatives to conventional surgical and pharmacological treatments.

To date, the Company has not generated any operating revenues and has incurred annual net losses.  From inception through June 30, 2008, the Company had an accumulated deficit of $40,209, and it expects to incur additional losses in the foreseeable future.  The Company recognized net losses of $3,279 for the six months ended June 30, 2008, and $3,407 for the six months ended June 30, 2007.

Since its inception, the Company has financed its operations primarily through sales of its equity and debt securities.  From inception through June 30, 2008, the Company received proceeds primarily from private sales of equity and debt securities and from the merger of approximately $44,556 in the aggregate.

The Company has devoted a significant portion of its capital resources to the research and development of its products.  Until recently, the Company’s primary efforts had been directed to the development of its (i) Parkinson’s product and (ii) temporal lobe epilepsy (“TLE”) product.  As a result of certain additional time requirements and issues with respect to the TLE product (see “Plan of Operation – Epilepsy”), the Company is currently concentrating its efforts on the development of its Parkinson’s product.

In addition to its products for Parkinson’s and TLE, the Company is undertaking efforts to develop gene transfer for the treatment of Huntington’s disease.  The Company believes that its current resources are sufficient to move either its TLE product or its Huntington’s product into human clinical trials.  The Company is currently evaluating the merits of proceeding with its TLE product or its Huntington’s product, and expects to accelerate its development for one of such products before the end of 2008.  See “Plan of Operation – Epilepsy” and “Plan of Operation – Huntington’s disease” below.

Plan of Operation

Parkinson’s Disease

In October 2006, the Company announced that it had completed its Phase 1 clinical trial for Parkinson’s disease.  The results of this trial indicated that the treatment appears to be safe and well-tolerated in trial participants with advanced Parkinson’s disease, with no evidence of adverse effects or immunologic reaction related to the study treatment. The trial, in which treatment was confined to only one side of the brain, also yielded statistically significant clinical efficacy and neuroimaging results.   The results were peer-reviewed and published in the June 23, 2007 issue of the journal The Lancet and the online edition of the Proceedings of the National Academy of Sciences in November 2007.

On December 13, 2007, the Company announced that the U.S. Food and Drug Administration (the “FDA”) granted Fast Track Designation for the Company’s Parkinson’s treatment.  The receipt of Fast Track Designation does not, however, assure the approval of any of the Company’s study protocols or the ultimate approval of any Biologics License Application that may be submitted by the Company to the FDA for marketing authorization.

On March 27, 2008, the Company received clearance from the FDA to initiate its planned Phase 2 clinical trial for Parkinson's disease.  It will be a randomized, controlled study designed to further establish the effectiveness and the safety of the treatment.  The trial will be conducted in multiple medical centers throughout the U.S. and the treatment will be infused bilaterally in trial participants.  Commencement of such trial is subject, among other things, to approval of each site’s Institutional Review Board and Institutional Biosafety Committee and the availability of the catheter system, developed by Medtronic, Inc. (“Medtronic”), to infuse the Company’s gene transfer product into the brain with respect to the treatment of Parkinson’s disease.  Under the Company’s investigational new drug application (“IND”), the FDA has approved the use of this device for such clinical trial.

The Company had planned to commence this Phase 2 clinical trial during the second quarter of 2008, but, due to additional time required to obtain the above-mentioned approvals and additional efforts to assure safety and use of the catheter system, the trial is now expected to commence in the third quarter of 2008.

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

During the second quarter of 2008, the Company learned that further action is required to protect adequately the Company’s intellectual property rights in its technology relating to its TLE product.  The Company recently discovered that certain individuals, not affiliated with the Company, may also have rights to use the technology currently used by the Company with respect to the TLE product.  If the Company elects to proceed with its Phase 1 clinical trial for its TLE product, the Company, as previously disclosed, will conduct an additional pre-clinical study in non-human primates, which would be conducted in accordance with guidance received from the FDA.

Based on the foregoing, the commencement of a Phase 1 clinical trial for the Company’s TLE product will be subject, among other things, to the successful resolution of the above mentioned intellectual property issues, to the successful completion of this additional pre-clinical study, the availability of funding, concurrence by the FDA and procurement of related intellectual property licenses.

Huntington’s disease

In November 2005, the Company announced findings from pre-clinical studies which showed that a form of the gene XIAP (X-linked Inhibitor of Apoptosis Protein or “dXIAP”) may prevent the progression of Huntington’s disease. The Company further investigated the neuroprotective effects of dXIAP by injecting presymptomatic rodents with AAV vectors encoding dXIAP into the striatum, an area of the brain largely affected in Huntington’s patients.  In the study, rodents injected with this vector experienced significant reversal of motor dysfunction to the level of normal rodents, while there was no improvement in rodents treated with a control vector.  dXIAP also appeared to prolong the lifespan of the rodents.  Furthermore, no adverse effects due to dXIAP overproduction were observed.

This program is currently in the pre-clinical phase of development and the Company will need to conduct additional animal studies confirming the safety and use of dXIAP.  Additionally, in connection with the product, the Company will need to procure licensing and intellectual property rights related to the use of dXIAP as well as assure the availability of a specific catheter system to infuse dXIAP into the brain.  The Company is currently evaluating whether it will use its current resources to conduct such pre-clinical studies, taking into account, among other things, the strength of the Company’s proprietary rights with regard to its Huntington’s disease product, the cost of such studies and the relative strength of its other product candidates.

Other Therapies

The Company will also continue its efforts in developing therapies to treat other neurodegenerative and metabolic disorders, including depression and genetically-based obesity under its research agreements with Cornell University for its Medical College and Ohio State University.

2008 Expenditures

Over the next 12 months, in addition to its normal recurring expenditures, the Company expects to spend approximately: $4,200 in Phase 2 clinical trial expenses with regard to its Parkinson’s treatment; $1,500 in costs associated with scaling up its manufacturing capabilities for the supply of product for a Parkinson’s pivotal trial; $1,100 in costs associated with operating as a publicly traded company, such as legal fees, accounting fees, insurance premiums, investor and public relations fees; $1,500 in research and licensing fees; and $800 in pre-clinical study expenses with regard to one of its other products.

Results of Operations

Three Months Ended June 30, 2008 Compared to the Three Months Ended June 30, 2007

Revenues.  The Company did not generate any operating revenues in the three months ended June 30, 2008 or in the three months ended June 30, 2007.

Costs and Expenses.

Research and Development. Research and development expenses decreased by $266 during the three months ended June 30, 2008 to $747 as compared to $1,013 during the comparable period in 2007. The decrease is due in part to a $92 decrease in non-cash compensation expense associated with stock options granted to Company scientists and scientific consultants.  The decrease was also due to a $86 decline in costs associated with preparation for the commencement of the Company’s planned future clinical trials for Parkinson’s disease and epilepsy, as well as a $42 reduction in charges associated with a development agreement and stock purchase agreement entered into with Medtronic.

General and Administrative.  General and administrative expenses decreased by $111 to $839 during the three months ended June 30, 2008, as compared to $950 during the comparable period in 2007.  This decrease was due mainly to a $118 decrease in professional fees, including a $62 decrease in investor relations fees, a $60 decrease in cash and non-cash consulting expense and a $32 decrease in accounting fees, offset by a $40 increase in legal fees.

Other Income, Net.  Other income increased by $55 to $155 during the three months ended June 30, 2008, as compared to $100 during the comparable period in 2007.  This increase is a result of increased interest income earned on funds received by the Company from its private placements of its Series D Stock in November 2007 and April 2008.

Six Months Ended June 30, 2008 Compared to the Six Months Ended June 30, 2007

Revenues.  The Company did not generate any operating revenues in the six months ended June 30, 2008 or in the six months ended June 30, 2007.

Costs and Expenses.

Research and Development. Research and development expenses decreased by $187 during the six months ended June 30, 2008 to $1,829 as compared to $2,016 during the comparable period in 2007. The decrease is mainly due to a $168 reduction in charges associated with a development agreement and stock purchase agreement entered into with Medtronic.

General and Administrative.  General and administrative expenses increased by $155 to $1,761 during the six months ended June 30, 2008, as compared to $1,606 during the comparable period in 2007.  This increase was due, in part, to a $137 increase in other general and administrative expenses, including a $50 increase in travel and entertainment expenses, a $28 increase in information technology expenses, a $13 increase in depreciation and amortization expense, a $12 increase in rent expense and a $34 increase in miscellaneous general and administrative expenses.  In addition, the Company incurred $29 in increased patent impairment charges due to the abandonment of certain non-strategic intellectual property in 2008.

Other Income, Net.  Other income increased by $96 to $311 during the six months ended June 30, 2008, as compared to $215 during the comparable period in 2007.  This increase is a result of increased interest income earned on funds received by the Company from its private placements of its Series D Stock in November 2007 and April 2008.

Liquidity and Capital Resources

Cash and cash equivalents were $21,569 at June 30, 2008.

The Company is a development stage company and has not generated any operating revenues as of June 30, 2008.  In addition, the Company will continue to incur net losses and cash flow deficiencies from operating activities for the foreseeable future.

Based on its cash flow projections, the Company believes that the Company’s current resources will enable it to continue as a going concern through at least December 31, 2009.  The Company’s existing resources are not sufficient to allow it to perform all of the clinical trials required for drug approval and marketing, including a pivotal trial for Parkinson’s disease.  Accordingly, it will continue to seek additional funds through public or private equity offerings, debt financings or corporate collaboration and licensing arrangements.  The Company does not know whether additional financing will be available when needed or, if available, will be on acceptable or favorable terms to it or its stockholders.

Net cash used in operating activities was $3,400 for the six months ended June 30, 2008 as compared to $2,675 during the comparable period in 2007.  The $725 increase in net cash used in operations was primarily due to a $685 increase in cash used as a result of changes to working capital in 2008.

The Company had net cash used in investing activities of $145 during the six months ended June 30, 2008 as compared to $173 during the six months ended June 30, 2007.  Cash used in investing activities relates to purchases of equipment and additions to intangible assets made by the Company during 2008 and 2007.

Net cash provided by financing activities during the six months ended June 30, 2008 was $4,957 as compared to $90 during the six months ended June 30, 2007.  During the six months ended June 30, 2008, the Company completed a private placement of its Series D Stock that yielded $4,957 in net proceeds.

FORWARD-LOOKING STATEMENTS

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

 As of June 30, 2008, the Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures. Based on the foregoing, its Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2008.

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

PART II. OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On April 28, 2008, the Company issued and sold additional shares of Series D Stock to Corriente in a private placement transaction.  The full terms of this private placement transaction are set forth on the Company’s Form 8-K filed April 30, 2008 and is incorporated herein by reference.

Item 4.  Submission of Matters to a Vote of Security Holders

The Company's Annual Meeting of Stockholders was held on May 8, 2008.  There were present at the Annual Meeting in person or by proxy stockholders holding an aggregate of 21,954,696 shares of Common Stock, 288,805 shares of Series C Stock and 592,041 shares of Series D Stock.  All shares of Preferred Stock account for an additional 24,051,696 shares of Common Stock on an as converted basis, based upon the Series C Stock adjusted conversion price of $1.60 per share and the Series D Stock initial conversion price of $1.16 per share.

At the meeting, Cornelius E. Golding, Elliott H. Singer and Martin J. Kaplitt, M.D., the nominees for Class II directors, were elected. The number of votes on an as converted to common basis for each nominee is set forth below:

Name of Director Nominee	Number of Votes For	Number of Votes Withheld	Number of Votes Abstaining	Number of Broker Non-Votes
Cornelius E. Golding	45,882,111	124,281	0	0
Elliott H. Singer	45,883,111	123,281	0	0
Martin J. Kaplitt, M.D.	45,872,821	133,571	0	0

In addition, the Company’s 2000 Stock Option Plan was amended to increase the number of shares that may be issued pursuant thereto from 3,800,000 to 6,000,000 shares.  The number of votes for the amendment to the 2000 Stock Option Plan is set forth below:

Issue	Number of Votes For	Number of Votes Against	Number of Votes Abstaining	Number of Broker Non-Votes
Amendment to the 2000 Stock Option Plan	38,912,442	89,956	40,064	6,963,930

Austin M. Long, III, John E. Mordock and Craig J. Nickels, the Class III directors, and William J. Gedale, Clark A. Johnson and Jeffrey B. Reich, M.D., the Class I directors have terms which expire in 2009 and 2010, respectively.  Accordingly, these directors were not up for re-election at the meeting and their terms of office continued after the meeting.  Michael Sorell, M.D., the Corporation’s former Chief Executive Officer and Class I director, did not stand for re-election at the 2007 Annual Meeting of Stockholders and his term ended on May 9, 2007.

Item 6. Exhibits

See Exhibit Index.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEUROLOGIX, INC.

August 12, 2008	/s/ John E. Mordock
John E. Mordock President and Chief Executive Officer (as Principal Executive Officer)

August 12, 2008	/s/ Marc L. Panoff
Marc L. Panoff Chief Financial Officer, Secretary and Treasurer (as Principal Accounting Officer/Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit

31.1	Rule 13a-14(a)/15d-14(a) Certification of President and Chief Executive Officer (as Principal Executive Officer).**

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer, Secretary and Treasurer (as Principal Accounting Officer/Principal Financial Officer).**

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer, Secretary and Treasurer.**

__________
** Filed herewith