Form 10-Q
period 2008-09-30
NEUROLOGIX INC/DE
filed 2008-11-14
CIK 356591

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended September 30, 2008
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

Large accelerated filer ☐ Non-accelerated filer (Do not check if a smaller reporting company) ☐	Accelerated filer ☐ Smaller reporting company ☑

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐     No  ☑

         As of November 10, 2008, 27,764,058 shares of common stock were outstanding.

TABLE OF CONTENTS

NEUROLOGIX, INC.
(A Development Stage Company)
CONDENSED BALANCE SHEETS
(Amounts in thousands, except share and per share amounts)

	September 30, 2008	December 31, 2007
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$20,060	$20,157
Prepaid expenses and other current assets	327	418
Total current assets	20,387	20,575
Equipment, less accumulated depreciation of $520 and $437 at September 30, 2008 and December 31, 2007, respectively	163	231
Intangible assets, less accumulated amortization of $165 and $127 at September 30, 2008 and December 31, 2007, respectively	727	623
Other assets	5	5
Total Assets	$21,282	$21,434

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$688	$1,265
Total liabilities	688	1,265

Commitments and contingencies
Stockholders’ equity:
Preferred stock; 5,000,000 shares authorized
Series A – Convertible, $0.10 par value; 650 shares designated, 645 shares issued and outstanding at September 30, 2008 and December 31, 2007, with an aggregate liquidation preference of $1	-	-
Series C – Convertible, $0.10 par value; 700,000 shares designated, 285,878 and 295,115 shares issued and outstanding at September 30, 2008 and December 31, 2007, respectively, with an aggregate liquidation preference of $6,391 and $6,529 at September 30, 2008 and December 31, 2007, respectively	29	30
Series D – Convertible, $0.10 par value; 792,100 shares designated, 734,898 and 597,149 shares issued and outstanding at September 30, 2008 and December 31, 2007, respectively, with an aggregate liquidation preference of $27,834 and $22,673 at September 30, 2008 and December 31, 2007, respectively	73	60
Common Stock:
$0.001 par value; 100,000,000 shares authorized, 27,764,058 and 27,632,808 issued and outstanding at September 30, 2008 and December 31, 2007, respectively	28	28
Additional paid-in capital	62,322	56,207
Deficit accumulated during the development stage	(41,858)	(36,156)
Total stockholders’ equity	20,594	20,169
Total Liabilities and Stockholders’ Equity	$21,282	$21,434

See accompanying notes to condensed financial statements.

NEUROLOGIX, INC. (A Development Stage Company) CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED) (Amounts in thousands, except share and per share amounts)
	Nine Months Ended September 30,		Three Months Ended September 30,		For the period February 12, 1999 (inception) through September 30, 2008
	2008	2007	2008	2007
Revenues	$-	$-	$-	$-	$-
Operating expenses:
Research and development	2,911	3,009	1,082	993	18,530
General and administrative expenses	2,495	2,287	734	681	15,691
Loss from operations	(5,406)	(5,296)	(1,816)	(1,674)	(34,221)

Other income (expense):
Dividend, interest and other income	478	299	167	84	1,722
Interest expense-related parties	-	-	-	-	(411)
Other income, net	478	299	167	84	1,311
Net loss	(4,928)	(4,997)	(1,649)	(1,590)	$(32,910)

Preferred stock dividends	(1,937)	(907)	(707)	(317)
Charge for accretion of beneficial conversion feature	(562)	-	-	-
Charge for contingent beneficial conversion feature	(212)	-	-	-
Net loss applicable to common stock	$(7,639)	$(5,904)	$(2,356)	$(1,907)

Net loss applicable to common stock per share, basic and diluted	$(0.28)	$(0.22)	$(0.08)	$(0.07)

Weighted average common shares outstanding, basic and diluted	27,668,255	26,653,939	27,738,379	26,819,719

See accompanying notes to condensed financial statements.

NEUROLOGIX, INC. AND SUBSIDIARY
(A Development Stage Company)
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIENCY)
FOR THE PERIOD FROM FEBRUARY 12, 1999 (INCEPTION) THROUGH SEPTEMBER 30, 2008
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

NEUROLOGIX, INC. AND SUBSIDIARY
(A Development Stage Company)
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIENCY)
FOR THE PERIOD FROM FEBRUARY 12, 1999 (INCEPTION) THROUGH SEPTEMBER 30, 2008
(UNAUDITED)
(Amounts in thousands, except for share and per share amounts)

Stock options granted for services	-	-	-	-	-	-	42	(42)	-	-
Exercise of stock options	-	-	-	-	10,000	-	15	-	-	15
Net loss	-	-	-	-	-	-	-	-	(2,937)	(2,937)
Balance, December 31, 2004	-	$0	-	$0	22,521,404	$22	$12,124	$(318)	$(8,774)	$3,054
Sale of Common Stock through private placement at an average price of $1.30 per share	-	-	-	-	2,473,914	4	3,062	-	-	3,066
Sale of Common Stock at an average price of $1.752 per share and warrants to Medtronic	-	-	-	-	1,141,552	1	2,794	-	-	2,795
Amortization of unearned compensation	-	-	-	-	-	-	-	825	-	825
Stock options granted for services	-	-	-	-	-	-	1,305	(1,305)	-	-
Exercise of stock options	-	-	-	-	406,054	-	127	-	-	127
Net loss	-	-	-	-	-	-	-	-	(5,345)	(5,345)
Balance, December 31, 2005	-	$0	-	$0	26,542,924	$27	$19,412	$(798)	$(14,119)	$4,522
Sale of Preferred Stock through private placement at an average price of $35.00 per share	-	-	342,857	34	-	-	11,578	-	-	11,612
Fair value of beneficial conversion rights issued in connection with issuance of Series C Preferred Stock	-	-	-	-	-	-	2,621	-	-	2,621
Preferred Dividend and accretion of fair value of beneficial conversion charge	-	-	25,298	3	-	-	(3)	-	(2,621)	(2,621)
Employee share-based compensation expense	-	-	-	-	-	-	1,193	-	-	1,193
Non-employee share-based compensation	-	-	-	-	-	-	83	-	-	83
Reclassification of prior year non-employee compensation to prepaid expenses	-	-	-	-	-	-	-	487	-	487
Effects of adoption of SFAS 123R	-	-	-	-	-	-	(311)	311	-	-
Net loss	-	-	-	-	-	-	-	-	(7,046)	(7,046)
Balance, December 31, 2006	-	$0	368,155	$37	26,542,924	$27	$34,573	$0	$(23,786)	$10,851
Sale of Series D Preferred Stock through private placement at an average price of $35.00 per share	428,571	43	-	-	-	-	14,727	-	-	14,770

NEUROLOGIX, INC. AND SUBSIDIARY
(A Development Stage Company)
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIENCY)
FOR THE PERIOD FROM FEBRUARY 12, 1999 (INCEPTION) THROUGH SEPTEMBER 30, 2008
(UNAUDITED)
(Amounts in thousands, except for share and per share amounts)

Fair value of beneficial conversion rights issued in connection with the issuance of Series D Preferred Stock	-	-	-	-	-	-	2,130	-	-	2,130
Preferred Dividend and accretion of fair value of beneficial conversion charge	5,108	1	68,801	7	-	-	(8)	-	(2,130)	(2,130)
Contingent beneficial conversion feature related to Series C Preferred Stock	-	-	-	-	-	-	627	-	(627)	-
Induced conversion of preferred stock in connection with the issuance of Series D Preferred Stock	163,470	16	(230,184)	(23)	-	-	(347)	-	354	-
Issuance of Series C Preferred Stock in connection with induced conversion of preferred stock	-	-	93,940	9	-	-	2,949	-	(2,958)	-
Issuance of Common Stock in connection with issuance of Series D Preferred Stock	-	-	-	-	192,017	-	192	-	(192)	-
Employee share-based compensation expense	-	-	-	-	-	-	702	-	-	702
Non-employee share-based compensation	-	-	-	-	-	-	72	-	-	72
Conversion of Series C Preferred Stock to Common Stock	-	-	(5,597)	-	110,052	-	-	-	-	-
Exercise of stock options	-	-	-	-	787,815	1	590	-	-	591
Net loss	-	-	-	-	-	-	-	-	(6,817)	(6,817)
Balance, December 31, 2007	597,149	$60	295,115	$30	27,632,808	$28	$56,207	$0	$(36,156)	$20,169
Sale of Series D Preferred Stock through private placement at an average price of $35.00 per share	142,857	14	-	-	-	-	4,918	-	-	4,932
Fair value of beneficial conversion rights issued in connection with the issuance of Series D Preferred Stock	-	-	-	-	-	-	562	-	-	562
Accretion of fair value of beneficial conversion charge	-	-	-	-	-	-	-	-	(562)	(562)
Contingent beneficial conversion feature related to Series C Preferred Stock	-	-	-	-	-	-	212	-	(212)	-
Adjustment to preferred dividends accrued	(5,108)	(1)	(3,237)	(1)	-	-	2	-	-	-

NEUROLOGIX, INC. AND SUBSIDIARY
(A Development Stage Company)
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIENCY)
FOR THE PERIOD FROM FEBRUARY 12, 1999 (INCEPTION) THROUGH SEPTEMBER 30, 2008
(UNAUDITED)
(Amounts in thousands, except for share and per share amounts)

Employee shared-based compensation expense	-	-	-	-	-	-	408	-	-	408
Non-employee share-based compensation	-	-	-	-	-	-	13	-	-	13
Conversion of Series C Preferred Stock to Common Stock	-	-	(6,000)	-	131,250	-	-	-	-	-
Net Loss	-	-	-	-	-	-	-	-	(4,928)	(4,928)
Balance September 30, 2008	734,898	$73	285,878	$29	27,764,058	$28	$62,322	$-	$(41,858)	$20,594

See accompanying notes to condensed financial statements.

NEUROLOGIX, INC. (A Development Stage Company) CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED) (Amounts in thousands)
	Nine Months Ended September 30,		For the period February 12, 1999 (inception) through September 30, 2008
	2008	2007
Operating activities:
Net loss	$(4,928)	$(4,997)	$(32,910)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	83	80	526
Amortization	38	32	305
Gain on redemption of investment	-	-	(62)
Stock options granted for services	-	-	9
Impairment of intangible assets	29	-	194
Amortization of non-employee share-based compensation	46	116	1,478
Share-based employee compensation expense	408	575	2,303
Non-cash interest expense	-	-	378
Changes in operating assets and liabilities
Decrease in prepaid expenses and other current assets	58	28	660
(Decrease) increase in accounts payable and accrued expenses	(577)	140	627
Net cash used in operating activities	(4,843)	(4,026)	(26,492)
Investing activities:
Security deposits paid	-	-	(7)
Purchases of equipment	(15)	(166)	(575)
Additions to intangible assets	(171)	(139)	(1,196)
Proceeds from redemption of investment	-	-	65
Purchases of marketable securities	-	-	(12,673)
Proceeds from maturities of marketable securities	-	-	12,673
Net cash used in investing activities	(186)	(305)	(1,713)
Financing activities:
Proceeds from note payable	-	-	1,100
Borrowings from related party	-	-	2,000
Cash acquired in Merger	-	-	5,413
Merger-related costs	-	-	(375)
Payments of capital lease obligations	-	-	(99)
Proceeds from exercise of stock options	-	180	733
Proceeds from issuance of common stock and warrants	-	-	5,066
Proceeds from issuance of preferred stock	4,932	-	34,427
Net cash provided by financing activities	4,932	180	48,265
Net (decrease) increase in cash and cash equivalents	(97)	(4,151)	20,060
Cash and cash equivalents, beginning of period	20,157	10,478	-
Cash and cash equivalents, end of period	$20,060	$6,327	$20,060

NEUROLOGIX, INC. (A Development Stage Company) CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED) (Amounts in thousands)
	Nine Months Ended September 30,		For the period February 12, 1999 (inception) through September 30, 2008
	2008	2007

Supplemental disclosure of non-cash investing and financing activities:
Dividends on Series C Preferred Stock paid in preferred shares	-	$910	$1,811
Accrued dividends on Preferred Stock	$1,937	$(3)	$2,229
Accretion of fair value of beneficial conversion on preferred stock	$562	-	$5,313
Accretion of contingent beneficial conversion related on Series C Preferred Stock	$212	-	$839
Induced conversion of preferred stock in connection with issuance of Series D Preferred Stock	-	-	$2,796
Issuance of Common Stock to pay debt	-	-	$2,372
Reverse acquisition – net liabilities assumed, excluding cash	-	-	$(214)
Mandatory redeemable convertible preferred stock converted to Common Stock	-	-	$500
Common Stock issued to acquire intangible assets	-	-	$24
Stock options granted for services	-	-	$1,424
Deferred research and development cost resulting from Medtronic Stock Purchase	-	-	$795
Acquisition of equipment through capital leases	-	-	$106

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

The Company incurred net losses of $4,928, $4,997 and $32,910 and negative cash flows from operating activities of $4,843, $4,026 and $26,492 for the nine months ended September 30, 2008 and 2007 and for the period from February 12, 1999 (inception) to September 30, 2008, respectively.  The Company expects that it will continue to incur net losses and cash flow deficiencies from operating activities for the foreseeable future.

The Company had cash and cash equivalents of $20,060 and $20,157 as of September 30, 2008 and December 31, 2007, respectively.   Management believes that the Company’s current resources will enable it to continue as a going concern through at least March 31, 2010.  Management revised its prior estimates of the Company’s current resources and how long it would be able to continue as a going concern based upon delays in the commencement of its Phase 2 clinical trial for Parkinson’s disease. Although the Company believes that its resources are sufficient to initiate and obtain the primary results (i.e. efficacy data) from the Phase 2 clinical trial for Parkinson’s disease, the Company’s existing resources are not sufficient to allow it to perform all of the clinical trials required for drug approval and marketing for any of its product candidates.  Accordingly, it will, from time to time, continue to seek additional funds through public or private equity offerings, debt financings or corporate collaboration and licensing arrangements.  The Company does not know whether additional financing will be available when needed, or, if available, will be on acceptable or favorable terms to it or its stockholders.

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

(3)	Summary of Significant Accounting Policies

 (a)           Stock-Based Compensation:

At September 30, 2008, the Company had one active share-based employee compensation plan available for employees, non-employee directors and consultant grants. Stock option awards granted from this plan are granted at the fair market value on the date of grant, and vest over a period determined at the time the options are granted, ranging from zero to three years, and generally have a maximum term of ten years. Certain options provide for accelerated vesting if there is a change in control (as defined in the plans) or if there is a termination of employment event for specified reasons set forth in certain employment agreements. When options are exercised, new shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”), are issued.

Effective January 1, 2006, the Company adopted SFAS No. 123R, “Share-based Payment” (“SFAS 123R”), for employee stock options and other share-based compensation using the modified prospective method.  No share-based employee compensation cost had been reflected in net loss prior to the adoption of SFAS 123R.

The total value of the stock option awards is expensed ratably over the service period of the employees receiving the awards.  As of September 30, 2008, total unrecognized compensation cost related to stock option awards, to be recognized as expense subsequent to September 30, 2008, was approximately $254, and the related weighted-average period over which it is expected to be recognized was approximately 1 year.

The amount of compensation expense recognized under SFAS 123R during the three and nine months ended September 30, 2008 and 2007 was comprised of the following:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2008	2007	2008	2007
Research and development	$112	$181	$22	$38
General and administrative	296	394	61	90
Share-based compensation expense	$408	$575	$83	$128
Net share-based compensation expenses per basic and diluted common share	$(0.01)	$(0.02)	$(0.00)	$(0.00)

A summary of option activity as of September 30, 2008 and changes during the nine months then ended is presented below:

Options	Shares Subject to Option (000)	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2007	2,877	$1.61
Granted	906	0.62
Exercised	-	-
Forfeited or expired	(160)	$1.30
Outstanding at September 30, 2008	3,623	$1.38	6.85	$0
Exercisable at September 30, 2008	2,597	$1.59	6.29	$0

The weighted-average grant-date fair value of options granted during the nine months ended September 30, 2008 and 2007 was $0.46 and $0.86, respectively.  The fair value of the options is estimated under SFAS 123R on the date of grant using the Black Scholes option valuation model based on the assumptions noted in the following table:

	Nine Months Ended September 30,
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

The following outstanding securities were not included in the computation of diluted net loss per share because to do so would have had an anti-dilutive effect for the periods presented:

	As of September 30,
	2008	2007
Stock options	3,623,333	3,425,148
Warrants	7,441,920	3,131,585
Common Stock issuable upon conversion of Series A Convertible Preferred Stock	645	645
Common Stock issuable upon conversion of Series C Convertible Preferred Stock	6,757,647	8,234,213
Common Stock issuable upon conversion of Series D Convertible Preferred Stock	23,400,144	-

(c)	Recent Accounting Pronouncements:

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

In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Partial Deferral of the Effective Date of Statement 157” (“FSP 157-2”).  FSP 157-2 delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008.  The Company is currently evaluating the impact of SFAS 157 on nonfinancial assets and nonfinancial liabilities, but does not expect the adoption to have a material impact on its consolidated financial position, results of operations or cash flows.

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

In June 2008, the FASB ratified the consensus reached on EITF Issue No. 07-05, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock.”  EITF Issue No. 07-05 clarifies the determination of whether an instrument (or an embedded feature) is indexed to an entity’s own stock, which would qualify as a scope exception under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.”  EITF Issue No. 07-05 is effective for financial statements issued for fiscal years beginning after December 15, 2008.  Early adoption for an existing instrument is not permitted.  The Company is currently evaluating the impact of EITF Issue No. 07-05, but does not expect the adoption of EITF Issue No. 07-05 to have a material impact on its consolidated financial position, results of operations or cash flows.

In October 2008, the FASB issued FASB Staff Position No. FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP 157-3”).  FSP 157-3 applies to financial assets within the scope of accounting pronouncements that require or permit fair value measurements in accordance with SFAS 157.  FSP 157-3 clarifies the application of SFAS 157 in determining the fair values of assets or liabilities in a market that is not active.  FSP 157-3 is effective upon issuance, including prior periods for which financial statements have not been issued.  The adoption of FSP 157-3 did not have a material impact on our consolidated financial position, results of operations or cash flows.

(4)	Private Placement

On April 28, 2008, the Company issued and sold 142,857 additional shares of Series D Convertible Preferred Stock, par value $0.10 per share (the “Series D Stock”), at a price of $35.00 per share, or a total of $5,000, to Corriente Master Fund, L.P. (“Corriente”) in a private placement transaction, resulting in net proceeds after expenses of approximately $4,932.  Each share of Series D Stock is currently convertible into approximately 30.17 shares of Common Stock.  The Series D Stock is not redeemable by the Company.  In connection with the sale of the Series D Stock on April 28, 2008, the Company issued warrants to purchase 1,077,586 shares of the Common Stock at an exercise price of $1.39 per share.  The warrants are exercisable at any time pursuant to their terms.

On April 28, 2008, the Company also entered into an amendment (the “Amendment”) to the Registration Rights Agreement, dated as of November 19, 2007, by and among the Company, Corriente, General Electric Pension Trust, Chrysler LLC Master Retirement Trust and certain funds managed by ProMed Asset Management LLC (the “Investors”), which provides an additional right to demand a registration (the “Series D Demand”), which may be requested by holders of the Series D Stock.  All of the Investors have a right to participate in the Series D Demand.  Pursuant to the Amendment, the Company is required to pay a cash amount, as liquidated damages, to those Investors participating in the Series D Demand if a registration statement filed pursuant to such Series D Demand is not declared effective within 150 days of the notice containing the Series D Demand.  The cash amount shall equal 1% of the total amount that such participating Investors invested in the Company, and is payable until such registration statement is declared effective up to an aggregate amount of $1,000.  This liquidated damages provision does not result in the Company recording a charge at this time.

The Company recorded a charge in the second quarter of 2008 of approximately $562 for the accretion of beneficial conversion rights related to the issuance of the Series D Stock and warrants on April 28, 2008.  The related charge is reflected in the statements of operations for the nine months ended September 30, 2008 as an increase in the net loss for the purposes of determining the net loss applicable to common stock.

Additionally, as a result of this financing, in accordance with the contingent anti-dilution terms of the Series C Convertible Preferred Stock (the “Series C Stock”), the Series C Stock’s conversion rate was adjusted from 21.4724 to 21.875.  This anti-dilution adjustment resulted in a contingent beneficial conversion charge of approximately $212, which was used to calculate net loss applicable to common stock for the nine months ended September 30, 2008.

(5)	Commitments and Contingencies

License Agreement:

On August 28, 2008, the Company entered into a License Agreement (the “License Agreement”) with Aegera Therapeutics, Inc. (“Aegera”), whereby Aegera granted the Company an exclusive license for the worldwide rights, excluding China, for the use of the XIAP gene (x-linked inhibitor of apoptosis protein) for therapeutic or prophylactic purposes in the treatment of Huntington’s disease.  Pursuant to the License Agreement, the Company paid Aegera an initial fee that was expensed as research and development expense on the effective date of the License Agreement.  Additionally, the Company will pay annual license maintenance fees beginning on January 1, 2009 through the term of the agreement and will make certain milestone and royalty payments to Aegera as provided for in the License Agreement.

Research Agreement:

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

(6)	Subsequent Event

Consulting Agreement:

Effective as of October 1, 2008, the Company extended, for a period of one year, the term of its consulting agreement with Dr. Matthew J. During, one of the Company’s scientific co-founders.  Pursuant to the consulting agreement, dated as of October 1, 1999, as amended, Dr. During provides advice and consulting services to the Company on an exclusive basis in scientific research on human gene therapy in the central nervous system.  The consulting agreement also provides for Dr. During to assist the Company in its fund raising efforts and to serve as a member of the Company’s Scientific Advisory Board.  Dr. During’s agreement, as amended, provides for payments of $175 per annum.

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

To date, the Company has not generated any operating revenues and has incurred annual net losses.  From inception through September 30, 2008, the Company had an accumulated deficit of $41,858, and it expects to incur additional losses for the foreseeable future.  The Company recognized net losses of $4,928 for the nine months ended September 30, 2008, and $4,997 for the nine months ended September 30, 2007.

Since its inception, the Company has financed its operations primarily through sales of its equity and debt securities.  From inception through September 30, 2008, the Company received proceeds primarily from private sales of equity and debt securities and from its merger in February 2004 of approximately $44,531 in the aggregate.

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

In addition to its products for Parkinson’s and TLE, the Company is undertaking efforts to develop gene transfer for the treatment of Huntington’s disease.  The Company believes that its current resources are sufficient to move either its TLE product or its Huntington’s product towards human clinical trials.  The Company is currently evaluating the merits of proceeding with its TLE product or its Huntington’s product, and expects to accelerate its development for one of such products in 2009.  See “Plan of Operation – Epilepsy” and “Plan of Operation – Huntington’s disease” below.

Plan of Operation

Parkinson’s Disease

In October 2006, the Company announced that it had completed its Phase 1 clinical trial for Parkinson’s disease.  The results of this trial indicate that the treatment appears to be safe and well-tolerated in trial participants with advanced Parkinson’s disease, with no evidence of adverse effects or immunologic reaction related to the study treatment. The trial, in which treatment was confined to only one side of the brain, also yielded statistically significant clinical efficacy and neuroimaging results.   The results were peer-reviewed and published in the June 23, 2007 issue of the journal The Lancet and the online edition of the Proceedings of the National Academy of Sciences in November 2007.

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

In late September 2008, the Company’s Phase 2 clinical trial for Parkinson’s disease was placed on partial clinical hold by the FDA pending the FDA’s receipt from Medtronic of additional information relating to the safety of Medtronic’s infusion device.  The FDA notified the Company that during the partial clinical hold, the Company was permitted to add additional investigational sites and enroll and screen patients, but that during such period the Company would not be permitted to perform any surgeries until the FDA terminates the partial clinical hold.  In late October, Medtronic submitted a formal response to the FDA with data to answer the FDA’s questions and support the safety of its infusion device.  The Company expects to receive a reply to Medtronic’s submission from the FDA before the end of November.  Based on advice received from Medtronic, the Company expects a favorable response from the FDA and anticipates that the partial clinical hold will be terminated in the fourth quarter.  If the partial clinical hold is terminated in the fourth quarter, the Company anticipates commencing the enrollment of trial subjects for surgery in the fourth quarter.  If the Company does not receive a favorable response from the FDA, and the partial clinical hold is not terminated, the Company does not know when, or if, it will be permitted to commence the Company’s Phase 2 clinical trial for the treatment of Parkinson’s disease.

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

Huntington’s disease

In November 2005, the Company announced findings from pre-clinical studies which showed that a form of the gene XIAP (X-linked Inhibitor of Apoptosis Protein or “dXIAP”) may prevent the progression of Huntington’s disease. The Company further investigated the neuroprotective effects of dXIAP by injecting presymptomatic rodents with AAV vectors encoding dXIAP into the striatum, an area of the brain normally affected in Huntington’s patients.  In the study, rodents injected with this vector experienced significant reversal of motor dysfunction to the level of normal rodents, while there was no improvement in rodents treated with a control vector.  dXIAP also appeared to prolong the lifespan of the rodents.  Furthermore, no adverse effects due to dXIAP overproduction were observed.

In August 2008, the Company entered into a License Agreement with Aegera Therapeutics, Inc. (“Aegera”), whereby Aegera granted the Company an exclusive license for the worldwide rights, excluding China, for the use of dXIAP for therapeutic or prophylactic purposes in the treatment of Huntington’s disease.

This program is currently in the pre-clinical phase of development and the Company may need to conduct additional animal studies confirming the safety and use of dXIAP.  Additionally, in connection with the product, the Company will need to assure the availability of a specific catheter system to infuse dXIAP into the brain.  The Company is currently evaluating whether it will use its current resources to conduct such pre-clinical studies, taking into account, among other things, the strength of the Company’s proprietary rights with regard to its Huntington’s disease product, the cost of such studies and the relative strength of its other product candidates.

Other Therapies

The Company will also continue its efforts in developing therapies to treat other neurodegenerative and metabolic disorders, including depression and genetically-based obesity under its research agreements with Cornell University for its Medical College and Ohio State University.

Future Operating Expenditures

Over the next 12 months, the Company expects to spend approximately $12.4 million in total operating expenditures, and in addition to its normal recurring expenditures, such amount includes $5.3 million in Phase 2 clinical trial expenses with regard to its Parkinson’s treatment; $1.4 million in costs associated with operating as a publicly traded company, such as legal fees, accounting fees, insurance fees, insurance premiums, investor and public relations fees; $0.8 million in pre-clinical study expenses with regard to one of its other products; $0.8 million in research and licensing fees; and $0.3 million in costs associated with scaling up its manufacturing capabilities for the supply of product for a Parkinson’s pivotal trial.

Results of Operations

Three Months Ended September 30, 2008 Compared to the Three Months Ended September 30, 2007

Revenues.  The Company did not generate any operating revenues in the three months ended September 30, 2008 or in the three months ended September 30, 2007.

Costs and Expenses.

Research and Development. Research and development expenses increased by $89 during the three months ended September 30, 2008 to $1,082 as compared to $993 during the comparable period in 2007.  The increase is mainly due to a $175 increase in fees related to license agreements and sponsored research agreements.  This increase was offset by decreases, from the prior comparable period, of $54 in laboratory expenses and $42 in pre-clinical research expense related to the Company’s epilepsy product.

General and Administrative.  General and administrative expenses increased by $53 to $734 during the three months ended September 30, 2008, as compared to $681 during the comparable period in 2007.  This increase was due, in part, to a $24 increase in corporate taxes, including franchise tax, an $18 increase in professional fees, including legal fees, accounting fees, investor and public relations fees and recruiting fees, and an $11 increase in information technology expenses.

Other Income, Net.  Other income increased by $83 to $167 during the three months ended September 30, 2008, as compared to $84 during the comparable period in 2007.  This increase is a result of increased interest income earned on funds received by the Company from its private placements of its Series D Stock in November 2007 and April 2008.

Nine Months Ended September 30, 2008 Compared to the Nine Months Ended September 30, 2007

Revenues.  The Company did not generate any operating revenues in the nine months ended September 30, 2008 or in the nine months ended September 30, 2007.

Costs and Expenses.

Research and Development. Research and development expenses decreased by $98 during the nine months ended September 30, 2008 to $2,911 as compared to $3,009 during the comparable period in 2007. The decrease is due in part to a $162 reduction in charges associated with a development agreement and stock purchase agreement entered into with Medtronic, Inc. The decrease was also due to a $92 reduction in cash and non-cash compensation expense for scientific consultants of the Company and an $83 reduction in pre-clinical research expense related to the Company’s epilepsy product.  These decreases were offset by an increase, from the prior comparable period, of $175 in fees related to license agreements and sponsored research agreements, and a $50 increase in compensation expenses to Company scientists.

General and Administrative.  General and administrative expenses increased by $208 to $2,495 during the nine months ended September 30, 2008, as compared to $2,287 during the comparable period in 2007.  This increase was due, in part, to a $65 increase in professional fees, including legal fees, accounting fees, investor and public relations fees and recruiting fees, a $61 increase in travel and entertainment expenses, a $33 increase in corporate taxes including franchise tax, a $30 increase in information technology expenses, and a $29 increase in patent impairment charges due to the abandonment of certain non-strategic intellectual property in 2008.

Other Income, Net.  Other income increased by $179 to $478 during the nine months ended September 30, 2008, as compared to $299 during the comparable period in 2007.  This increase is a result of increased interest income earned on funds received by the Company from its private placements of its Series D Stock in November 2007 and April 2008.

Liquidity and Capital Resources

Cash and cash equivalents were $20,060 at September 30, 2008.

The Company is a development stage company and has not generated any operating revenues as of September 30, 2008.  In addition, the Company will continue to incur net losses and cash flow deficiencies from operating activities for the foreseeable future.

Based on its cash flow projections, the Company believes that its current resources will enable it to continue as a going concern through at least March 31, 2010.  The Company revised its prior estimates of its current resources and how long it would be able to continue as a going concern based upon delays in the commencement of its Phase 2 clinical trial for Parkinson’s disease. The Company’s existing resources are not sufficient to allow it to perform all of the clinical trials required for drug approval and marketing, including a pivotal trial for Parkinson’s disease.  Accordingly, it will continue to seek additional funds through public or private equity offerings, debt financings or corporate collaboration and licensing arrangements.  The Company does not know whether additional financing will be available when needed or, if available, will be on acceptable or favorable terms to it or its stockholders.

Net cash used in operating activities was $4,843 for the nine months ended September 30, 2008 as compared to $4,026 during the comparable period in 2007.  The $817 increase in net cash used in operations was due to a $687 increase in cash used as a result of changes to working capital in 2008, as well as $199 in adjustments to net loss for decreased non-cash expenses, such as stock-based compensation expense, depreciation expense and amortization expense.

The Company had net cash used in investing activities of $186 during the nine months ended September 30, 2008 as compared to $305 during the nine months ended September 30, 2007.  Cash used in investing activities relates to purchases of equipment and additions to intangible assets made by the Company during 2008 and 2007.

Net cash provided by financing activities during the nine months ended September 30, 2008 was $4,932 as compared to $180 during the nine months ended September 30, 2007.  During the nine months ended September 30, 2008, the Company completed a private placement of its Series D Stock that yielded $4,932 in net proceeds.

FORWARD-LOOKING STATEMENTS

This document includes certain statements of the Company that may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and which are made pursuant to the Private Securities Litigation Reform Act of 1995.  These forward-looking statements and other information relating to the Company are based upon the beliefs of management and assumptions made by and information currently available to the Company.  Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events, or performance, as well as underlying assumptions and statements that are other than statements of historical fact.  When used in this document, the words “expects,” “anticipates,” “estimates,” “plans,” “intends,” “projects,” “predicts,” “believes,” “may,” “should,” “potential,” “continue” and similar expressions, are intended to identify forward-looking statements.  These statements reflect the current view of the Company’s management with respect to future events and are subject to numerous risks, uncertainties, and assumptions.  Many factors could cause the actual results, performance or achievements of the Company to be materially different from any future results, performance, or achievements that may be expressed or implied by such forward-looking statements, including, among other things:

•	the inability of the Company to raise additional funds, when needed, through public or private equity offerings, debt financings or additional corporate collaboration and licensing arrangements;

•	the inability of the Company to successfully commence and complete all necessary clinical trials for the commercialization of its product to treat Parkinson’s disease; and

•	the inability of the Company to develop alternative technologies necessary for the commencement of the clinical trials for the commercialization of its product to treat Parkinson’s disease.

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

 As of September 30, 2008, the Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures. Based on the foregoing, its Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2008.

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

NEUROLOGIX, INC.

November 14, 2008	/s/ John E. Mordock
John E. Mordock President and Chief Executive Officer (as Principal Executive Officer)

November 14, 2008	/s/ Marc L. Panoff
Marc L. Panoff Chief Financial Officer, Secretary and Treasurer (as Principal Accounting Officer/Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit

31.1	Rule 13a-14(a)/15d-14(a) Certification of President and Chief Executive Officer (as Principal Executive Officer).**

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer, Secretary and Treasurer (as Principal Accounting Officer/Principal Financial Officer).**

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer, Secretary and Treasurer.**

__________
** Filed herewith