Form 10-K
period 2008-12-31
NEUROLOGIX INC/DE
filed 2009-03-25
CIK 356591

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2008

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 0-13347

NEUROLOGIX, INC.

DELAWARE	06-1582875

State or other jurisdiction of	I.R.S. Employer
Incorporation or organization	Identification No

ONE BRIDGE PLAZA, FORT LEE, NEW JERSEY	07024

(Address of principal executive offices)	(Zip Code	)

Registrant’s telephone number, including area code (201) 592-6451

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.001 per share
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer (Do not check if a smaller reporting company) [ ]	Smaller reporting company [X]

Indicate by checkmark whether the registrant is a shell company (as defined by Rule 126-2 of the Exchange Act). Yes [ ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: The aggregate market value of the Registrant’s voting and non-voting common equity held by non-affiliates as of March 13, 2009 was approximately $7,243,970.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: As of March 13, 2009, there were outstanding 27,764,058 shares of the Registrant’s common stock, par value $0.001 per share.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required in Part III of this Annual Report on Form 10-K is incorporated herein by reference to the registrant’s Proxy Statement for its 2009 Annual Meeting of Stockholders.

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

Other factors and assumptions not identified above could also cause the actual results to differ materially from those set forth in the forward-looking statements. Additional information regarding factors which could cause results to differ materially from management’s expectations is found in the section entitled “Risk Factors” starting on page 21. Although the Company believes these assumptions are reasonable, no assurance can be given that they will prove correct. Accordingly, you should not rely upon forward-looking statements as a prediction of actual results. Further, the Company undertakes no obligation to update forward-looking statements after the date they are made or to conform the statements to actual results or changes in the Company’s expectations.

PART I

Item 1.	Business

INTRODUCTION

Neurologix, Inc. (the “Company”) is engaged in the research and development of proprietary treatments for disorders of the brain and central nervous system, primarily utilizing gene therapies. The Company’s development efforts are currently focused on gene transfer for treating Parkinson’s disease. The Company’s core technology, which it refers to as “NLX,” is in the clinical development stages, was tested in a Phase 1 clinical trial to treat Parkinson’s disease and is currently being tested in the Company’s Phase 2 clinical trial for Parkinson’s disease, which began in the fourth quarter of 2008. Although the Company’s operations and resources will be primarily concentrated on its Parkinson’s disease therapy, the Company intends to continue to develop therapies to treat other neurodegenerative and metabolic disorders, including clinical testing for its therapy relating to Huntington’s disease. Recent highlights include:

•	For the 12 months ended December 31, 2008, the Company reported a net loss of approximately $6.3 million versus a net loss of $6.8 million for the 12 months ended December 31, 2007. Cash and cash equivalents were $18.9 million at December 31, 2008.

•	On January 20, 2009, the Company announced that it had initiated its Phase 2 clinical trial for the treatment of advanced Parkinson’s disease, which began in December of 2008. (See “– Parkinson’s Disease”).

•	On January 13, 2009, the Company entered into a License Agreement (the “Cornell License Agreement”), with Cornell University (“Cornell”), whereby Cornell granted the Company an exclusive license for the worldwide use of certain patents for the development of products and methods for the treatment of psychiatric conditions. The Company anticipates using these patents to develop a product for the treatment of depression. (See “– Other Neurodegenerative and Metabolic Disorders”).

•	During 2008, the Company further amended its Master Sponsored Research Agreement, dated as of October 10, 2006, with The Ohio State University Research Foundation (“OSURF”), on behalf of Ohio State University, to extend its term to November 10, 2009.

•	In October 2008, the Company entered into a letter agreement with Dr. Matthew During, one of the Company’s scientific co-founders, amending his consulting agreement dated October 1, 1999, by extending the term of the agreement through September 30, 2009.

•	On August 28, 2008, the Company entered into a License Agreement (the “Aegera License Agreement”) with Aegera Therapeutics, Inc. (“Aegera”), whereby Aegera granted the Company an exclusive license for the worldwide rights, excluding China, for the use of the XIAP gene (x-linked inhibitor of apoptosis protein) for therapeutic or prophylactic purposes in the treatment of Huntington’s disease. (See “— Huntington’s Disease”).

•	On August 12, 2008, the Company entered into an Addendum (the “Addendum”), to its Development and Manufacturing Agreement (the “manufacturing and development agreement”), dated as of April 27, 2005, with Medtronic, Inc. (referred to herein as “Medtronic” as distinguished from its wholly-owned subsidiary, Medtronic International, Ltd., referred to herein as “Medtronic

International”), whereby the Company and Medtronic agreed on the terms and conditions relating to Medtronic’s supply of the infusion device to be used in the Company’s Phase 2 clinical trial for Parkinson’s disease.

•	On April 28, 2008, the Company issued and sold 142,857 shares of Series D Convertible Preferred Stock, par value $0.10 per share (the “Series D Stock”), at a price of $35.00 per share, for a total of $5 million, less applicable expenses, in a private placement transaction. Each share of Series D Stock is convertible into 30.17 shares of common stock, par value $0.001 per share (the “Common Stock”), of the Company. The Series D Stock accrues dividends at a rate of 7% per annum, payable in semi-annual installments, which accrue, cumulatively, until paid. Additionally, the transaction involved the issuance of warrants to purchase approximately 1.1 million shares of Common Stock at an exercise price of $1.39 per share. The transaction also involved the Company granting certain additional demand registration rights to the holders of the Series D Stock. (See Note 9 to Consolidated Financial Statements).

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

The Company’s scientific co-founders, Dr. Matthew J. During and Dr. Michael G. Kaplitt, have collaborated for more than ten years in working with central nervous system disorders. Their research spans from animal studies (for gene transfer in Parkinson’s disease, epilepsy and other disorders of the central nervous system) to the ongoing Phase 2 clinical trial for the treatment of Parkinson’s disease. They both remain as consultants to the Company and serve on its Scientific Advisory Board (“SAB”).

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

Currently, the Company conducts basic and applied gene transfer research through research agreements with Cornell in a laboratory directed by Dr. Michael G. Kaplitt and one of the company’s scientists, and OSURF in a laboratory directed by Dr. During and four of the Company’s scientists.

The Company currently outsources the manufacture of its materials and devices to third parties both for use in its pre-clinical trials and its clinical trials. These third parties provide these materials and devices pursuant to directives from the Company and Drs. Kaplitt and During.

Business Strategy

The Company’s objective is to develop and commercialize innovative therapeutic treatments for disorders of the brain and central nervous system, primarily using gene therapy. Key elements of the Company’s strategy are:

•	Focus resources on development of the Company’s NLX technology. The Company intends to focus its research and development efforts on what it believes are achievable technologies having practical applications. Currently, the Company expects to allocate the majority of its resources and efforts to the development of its first-generation NLX products for the treatment of Parkinson’s disease, particularly its ongoing Phase 2 clinical trial.

•	Focus on central nervous system disorders that are likely to be candidates for gene transfer. To attempt to reduce the technical and commercial risks inherent in the development of new gene therapies, the Company intends to pursue treatments for neurological diseases for which:

o	the therapeutic gene function is reasonably well understood and has a physiologic role;

o	neurosurgical approaches are already established and standard;

o	animal studies have indicated that gene transfer technology may be effective in treating the disease;

o	specific clinical outcome is measurable;

o	partial correction of the disease is expected to be clinically proven; and

o	clinical testing can be conducted in a relatively small number of patients within a reasonably short time period.

•	Establish strategic relationships to facilitate research, product development and manufacturing. The Company intends to seek to establish collaborative research and manufacturing relationships with universities and companies involved in the development of gene transfer and other technologies. The Company believes that such relationships, if established, will make additional resources available to the Company for the manufacture of gene transfer products and for clinical trials involving these products. The Company may enter into joint ventures or strategic alliances with one or more pharmaceutical companies or other medical specialty companies to develop or manufacture its products. The Company may seek such companies that have extensive resources and knowledge to enable the Company to develop and commercialize its products.

•	Funding Operations. The Company must continue to seek additional funds through public or private equity offerings, debt financings or corporate collaborations and licensing arrangements, including joint ventures and strategic alliances. (See “Risk Factors - The Company Does Not Have Sufficient Funds to Continue its Operations in the Long Run or to Commercialize its Product Candidates”, See Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Plan of Operation” and Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources”).

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

Product Development and Operations.  In October 2006, the Company announced that it had completed its Phase 1 clinical trial of gene transfer for Parkinson’s disease. The results indicated that the treatment, which was infused unilaterally, appears to be safe and well-tolerated in patients with advanced Parkinson’s disease, with no evidence of adverse effects or immunologic reaction related to the study treatment. The trial also yielded statistically significant clinical efficacy and neuro-imaging results. Such results were published in 2007 in two leading peer-reviewed medical and scientific journals:  The Lancet and Proceedings of the National Academy of Sciences.

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

Following this Phase 1 clinical trial, the Company designed its protocol for a Phase 2 clinical trial. On December 3, 2007, the Company reviewed its Phase 2 protocol with the National Institutes of Health’s Office of Biotechnology Activities Recombinant DNA Advisory Committee (the “RAC”) in a public forum.

On December 13, 2007, the Company announced that the U.S. Food and Drug Administration (the “FDA”) granted Fast Track Designation for the Company’s treatment of Parkinson’s disease. Under the FDA Modernization Act of 1997, Fast Track Designation may facilitate the development and expedite the review of a drug candidate that is intended for the treatment of a serious life-threatening condition and demonstrates the potential to address an unmet medical need for such a condition. Fast Track Designation will provide various means to expedite the development and review of the Company’s gene transfer procedure for Parkinson’s disease, including the facilitation of meetings and other correspondence with FDA reviewers, consideration for priority review and the ability to submit portions of a Biologics License Application (“BLA”) early for review as part of a “rolling” submission. The receipt of Fast Track Designation does not, however, assure the approval of any of the Company’s study protocols or the ultimate approval of any BLA that may be submitted by the Company to the FDA for marketing approval.

Under the manufacturing and development agreement, the Company and Medtronic have co-developed a new catheter system to infuse the Company’s gene transfer product into the brain with respect to the treatment of Parkinson’s disease. (See “- Manufacturing”). The FDA reviewed and approved the use of this device in connection with the Company’s Phase 2 clinical trial for its Parkinson’s disease product under the Company’s investigational new drug application (“IND”). The use of such a catheter facilitates the delivery of the Company’s gene transfer treatment by neurosurgeons and simplifies the procedures for infusing the gene product into the brain. In order for the Company to market its products, Medtronic must obtain the FDA’s approval for the commercialization of such catheter, and the Company must obtain sufficient quantities of the catheter. (See “Risk Factors”).

On March 27, 2008, the Company received clearance from the FDA to initiate its planned Phase 2 clinical trial for Parkinson’s disease. This trial is a randomized, controlled trial designed, among other things, to further establish the effectiveness and the safety of the treatment. The trial will be conducted in multiple medical center sites throughout the U.S. for the treatment of trial participants. Testing at each of these sites is subject, among other things, to the approval of each site’s Institutional Review Board and Institutional Biosafety Committee. (See “Risk Factors - The Company Cannot Ensure that it will be Able to Pursue Further Trials for its Product Candidates or the Timing of any Future Trials”, “Risk Factors - The Company is Subject to Stringent Regulation; FDA Approvals” and “Risk Factors – The Company’s Research Activities are Subject to Review by the RAC”).

The Company initiated its Phase 2 clinical trial for the treatment of advanced Parkinson’s disease in December of 2008, after the FDA removed its partial clinical hold on the clinical trial. The Company expects to enroll approximately 40 subjects across six to eight medical center sites. Approximately 20 participants will be randomly selected to receive an infusion of the gene-based treatment bilaterally, and approximately 20 participants will be randomly selected to receive a sterile saline solution. Trial participants will be assessed for treatment effects by standardized Parkinson’s disease ratings at multiple time points both pre and post-procedure. The primary endpoint for the trial will be a clinical assessment of motor function at 6 months using the Unified Parkinson’s Disease Rating Scale (UPDRS). All participants in the trial will also be monitored for safety for 12 months following the gene transfer procedure. If the primary endpoint is met following the analysis of the 6-month efficacy data, and if the 12-month safety data is acceptable, then the sham-control participants will be offered the opportunity to crossover into an open label study of the gene transfer therapy if they continue to meet all entry, medical and surgical criteria. The Company anticipates that it will conclude the surgeries of participants for the Phase 2 clinical trial in 2009.

The Company is currently taking steps to move toward a pivotal trial for the treatment of Parkinson’s disease, and hopes to be in a position to file its protocol with the FDA in 2010 or 2011. The Company’s conduct of such a trial will require, among other things, approval by the FDA and adequate funding. Currently, the Company estimates that the pivotal trial could be completed in 2013 and the estimated total direct costs to reach that milestone are expected to be in excess of $20 million. (See “Risk Factors” and Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations”).

Huntington’s disease

General.  Huntington’s disease is a devastating, hereditary, degenerative brain disorder for which there is, at present, no effective treatment or cure. Huntington’s disease slowly diminishes the affected individual’s ability to walk, think, talk and reason. Early symptoms of Huntington’s disease may affect cognitive ability or mobility and include depression, mood swings, forgetfulness, clumsiness, involuntary twitching and lack of coordination. As the disease progresses, concentration and short-term memory diminish and involuntary movements of the head, trunk and limbs increase. Walking, speaking and swallowing abilities deteriorate and eventually a person is unable to care for himself or herself. Ultimately, death occurs due to complications such as choking, infection or heart failure.

According to the Huntington’s Disease Society of America, Huntington’s disease is recognized as one of the more common genetic disorders. More than a quarter of a million

Americans have Huntington’s disease or are “at risk” of inheriting the disease from an affected parent. Huntington’s disease typically begins in mid-life, between the ages of 30 and 50 and affects males and females equally. Each child of a person with Huntington’s disease has a 50/50 chance of inheriting the fatal gene. Everyone who carries the gene will develop the disease.

Product Development and Operations.  In November 2005, the Company announced findings from pre-clinical trials which showed that a form of the gene XIAP (X-linked Inhibitor of Apoptosis Protein or “dXIAP”) may prevent the progression of Huntington’s disease. Using cell culture models of the disease, the Company showed that dXIAP may significantly reduce cell death caused by a mutated form of human Huntington gene. The Company further investigated the neuroprotective effects of dXIAP by injecting presymptomatic rodents with AAV vectors encoding dXIAP into the striatum, an area of the brain normally affected in Huntington’s patients. In the study, rodents injected with this vector experienced significant reversal of motor dysfunction to the level of normal rodents, while there was no improvement in rodents treated with a control vector. dXIAP also appeared to prolong the lifespan of the rodents. Furthermore, no adverse effects due to dXIAP overproduction were observed.

In August 2008, the Company entered into the Aegera License Agreement, whereby Aegera granted the Company an exclusive license for the worldwide rights, excluding China, for the use of dXIAP for therapeutic or prophylactic purposes in the treatment of Huntington’s disease.

The Company is further researching technology based upon the dXIAP findings. A patent application has been filed based upon certain of these findings. Using information obtained from research conducted by the Company’s scientists, an additional strategy is being pursued to develop a gene transfer system to protect neurons from death. The goal of this strategy is to both optimize therapy and provide some element of control should there be unanticipated or undesirable effects in human patients from too much activation of these pathways. This research was initially targeted to treat Huntington’s disease, since it is a lethal, incurable disorder which can be identified in patients prior to their developing severe symptoms. However, this program is not specific to Huntington’s disease, and the Company has evidence that shows that this therapy may be effective in other diseases involving cell death, such as Parkinson’s disease. Therefore, success in the development of therapies to treat such diseases could lead to more advanced therapies to follow the Company’s current program in Parkinson’s disease, and may be useful in other disorders caused by the death of brain cells.

The Company’s development of this therapy for Huntington’s disease is currently in the pre-clinical phase. The Company is planning to conduct a clinical trial for this therapy, the timing of which is subject to the availability of the AAV vector and an infusion system, and to the receipt of applicable regulatory approvals. Such trial would be conducted in a foreign location and would involve human patients who will receive a brain infusion of the Company’s gene-based treatment for this disease. Given the short time frame needed to conduct this particular trial and the limited funds required to fund it, the Company will look to proceed promptly with its commencement. Any additional studies or trials for Huntington’s disease will, most likely, require additional funding and will be subject to product availability and regulatory approvals. (See “Risk Factors - The Company Cannot Ensure that it will be Able to Pursue Further Trials for its Product Candidates or the Timing of any Future Trials”).

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

According to the Epilepsy Foundation (USA) (the “EF”), epilepsy affects more than 3 million Americans of all ages and backgrounds, making it one of the most common neurological diseases in this country. Approximately 200,000 new cases of seizures and epilepsy occur each year, with approximately 80% of epileptic Americans below age 65. Despite optimal medical (drug) treatment, as many as 30% to 40% of people with epilepsy continue to have seizures and are potential candidates for surgery, including gene transfer.

Product Development and Operations.  Over the past several years, the Company has completed multiple pre-clinical trials in rodents and two non-human primate studies to evaluate the toxicity and efficacy of using its gene transfer technology in the brain for the treatment of epilepsy. The Company’s approach is based on the use of the non-pathogenic AAV vector, delivered using standard neurosurgical techniques. Other studies have demonstrated that Neuropeptide Y (rAAV-NPY), a 36-amino acid peptide which acts to dampen excessive excitatory activity and prevents seizures in multiple animal models, had efficacy in preventing the development of spontaneous seizures that occur after a prolonged episode of status epilepticus. The Company’s proposed treatment uses gene transfer technology to deliver genes into the brain which restore the chemical balance, but only in the areas in which the disease process is occurring.

In December 2006, the Company submitted an IND to the FDA for permission to begin a Phase 1 clinical trial in temporal lobe epilepsy (“TLE”). The proposed clinical protocol for this study was presented to the RAC on September 23, 2004 and was reviewed favorably.

On December 4, 2007, the Company announced the receipt of a grant from the Epilepsy Research Foundation (“ERF”), a joint venture of three non-profit epilepsy organizations – the Epilepsy Therapy Project (“ETP”), EF, and Finding a Cure for Epilepsy and Seizures (“FACES”) — formed to identify and accelerate the development of promising epilepsy research. The grant will help fund the Company’s ongoing epilepsy research.

In January 2008, the Company announced that as a result of comments from, and discussions with, the FDA, the Company would need to conduct an additional pre-clinical trial in non-human primates prior to commencing a Phase 1 clinical trial. The non-human primate study would be designed to confirm the safety of the administration and use of the rAAV-NPY.

During the second quarter of 2008, the Company learned that further action is required to protect adequately the Company’s intellectual property rights in its technology relating to its TLE product. The Company recently discovered that certain individuals, not affiliated with the Company, may also have rights to use certain technology currently used by the Company with respect to the TLE product.

Based on the foregoing, the Company’s timetable for commencement of a Phase 1 clinical trial for its TLE product has been delayed, with any such commencement being subject, among other things, to the successful resolution of the above-mentioned intellectual property issues, the successful completion of the additional pre-clinical trial, the availability of funding, approval by the FDA and procurement of related intellectual property licenses. (See “Risk Factors”). The Company cannot predict the timing for the conduct of additional trials or for a filing for the FDA’s approval of the epilepsy product.

Other Neurodegenerative and Metabolic Disorders

The Company has also undertaken efforts to develop gene transfer for the treatment of other neurodegenerative and metabolic disorders, including depression and metabolic syndrome or genetically-based obesity. The Company is also continuing its research and development of gene transfer for the treatment of these disorders. Since the Company’s primary focus remains the development of its product for the treatment of Parkinson’s disease, the Company expects that these other treatment candidates will remain in pre-clinical phases for the next several years. In January 2009, the Company and Cornell entered into the Cornell License Agreement which resulted from their ongoing research and development relationship. Pursuant to the terms of the Cornell License Agreement, Cornell granted the Company an exclusive license for the worldwide use of certain patents for the development of products and methods for the treatment of psychiatric conditions.

Patents and Other Proprietary Rights

The Company believes that its success depends upon its ability to develop and protect proprietary products and technology. Accordingly, whenever practicable, the Company applies for U.S. patents (and, in some instances, foreign patents as well) covering those developments that it believes are innovative, technologically significant and commercially attractive to its field of operations. At present, it holds the license to 17 issued U.S. patents and 8 foreign patents, as well as more than 20 pending U.S. and foreign patent applications. In addition, the Company owns 1 issued U.S. patent, 9 U.S. pending patent applications and 8 foreign patent applications. All of the above patents cover gene transfer technologies and delivery mechanisms for gene transfer.

The exclusive patent licenses were granted by Rockefeller and TJU pursuant to research agreements which the Company had with these institutions and by Aegera and Cornell pursuant to the Aegera License Agreement and the Cornell License Agreement, respectively. The non-exclusive licenses were granted pursuant to agreements the Company has with Rockefeller, Yale University and Diamyd Therapeutics AB (“Diamyd”).

All of such licenses granted to the Company cover patent rights and technical information relating to its gene transfer products and its NLX technology. Under the licenses granted by Rockefeller, TJU, the Rockefeller-Yale Agreement (as defined below) and Cornell, Drs. Michael G. Kaplitt and During, the Company’s founders, are entitled to receive, and have received, certain amounts out of the payments made by the Company to Rockefeller, TJU, Yale University and Cornell pursuant to such licenses. (See Note 3 to Consolidated Financial Statements).

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

On July 2, 2003, the Company entered into a Clinical Study Agreement (the “Clinical Study Agreement”) with Cornell to sponsor the Company’s Phase 1 clinical trial for the treatment of Parkinson’s disease. Under this agreement, the Company paid Cornell $36,000 when each patient commenced treatment and $23,000 annually for the services of a nurse to assist in the clinical trial. The Company fulfilled its obligation under this portion of the agreement in May 2006 when the last patient to participate in the clinical trial completed its one-year follow-up. On September 24, 2004, the parties amended the Clinical Study Agreement to provide for research covering the development of gene transfer approaches to neurodegenerative disorders, including Parkinson’s disease, Huntington’s disease, Alzheimer’s disease and epilepsy (the “Scientific Studies”). On March 2, 2007, the parties entered into Amendment No. 2 to the Clinical Study Agreement to further revise and extend the agreement until August 31, 2008. This period may be extended for additional one (1) year terms by mutual written agreement of both parties. This sponsored research is funded by the Company and is being conducted in Cornell’s Laboratory of Molecular Neurosurgery under the direction of Dr. Michael G. Kaplitt. The Company is required to pay Cornell $200,000 per year for the duration of the Scientific Studies. (See Note 10 to Consolidated Financial Statements). Pursuant to the terms of the Cornell License Agreement, the Company agreed to continue to provide research support to Cornell under the Clinical Study Agreement until the expiration of the Cornell License Agreement.

Effective May 2006, the Company entered into a Sponsored Research Agreement (“Research Agreement”) with OSURF which provides for research covering the development of gene transfer approaches to neurodegenerative disorders, including Parkinson’s disease, epilepsy, Huntington’s disease, Alzheimer’s disease, as well as gene transfer approaches to pain, stroke, neurovascular diseases and other research. The Company has first right to negotiate with OSURF, on reasonably commercial terms, for an exclusive, worldwide right and license for commercial products embodying inventions conceived under the Research Agreement if there is involvement from employees of OSURF. The term of the Research Agreement, as amended in May 2008, expired in November 2008, but, effective October 2008, the Company and OSURF amended the Research Agreement to extend the term through November 2009.

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

On August 28, 2008, the Company entered into the Aegera License Agreement whereby Aegera granted the Company an exclusive license for the worldwide rights, excluding China, for the use of the XIAP gene (x-linked inhibitor of apoptosis protein) for therapeutic or prophylactic purposes in the treatment of Huntington’s disease. Under the terms of the Aegera License Agreement, the Company paid Aegera an initial fee, and, during the term of the Aegera License Agreement, the Company will pay Aegera an annual license maintenance fee and certain milestone and royalty payments as provided for in the Aegera License Agreement.

On January 13, 2009, the Company entered into the Cornell License Agreement whereby Cornell granted the Company an exclusive license for the worldwide use of certain patents for the development of products and methods for the treatment of psychiatric conditions. Under the terms of the Cornell License Agreement, the Company paid Cornell an initial fee, and, during the term of the Cornell License Agreement, will pay Cornell an annual license maintenance fee and certain milestone and royalty payments as provided for in the Cornell License Agreement. In addition, the Company agreed to continue research support to Cornell under the Clinical Study Agreement during the term of the Cornell License Agreement.

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

During the second quarter of 2008, the Company learned that further action is required to protect adequately the Company’s intellectual property rights in its technology relating to its TLE product. The Company recently discovered that certain individuals, not affiliated with the

Company, may also have rights to use certain technology currently used by the Company with respect to the TLE product. If the Company elects to proceed with its Phase 1 clinical trial for its TLE product, the Company will have to assure that it has all necessary rights to this product.

The Company’s intellectual property rights may be called into question, subject to litigation or forfeited in certain situations. (See “Risk Factors - The Company’s Intellectual Property Rights may be Called into Question or Subject to Litigation” and “Risk Factors – If the Company Fails to Meet Certain Milestones Related to its Intellectual Property Licenses with Third Parties, the Company Could Forfeit License Rights That Are Important to its Business”).

Manufacturing

The Company, or third parties retained by it, will need to have available, or develop, capabilities for the manufacture of components and delivery systems utilized in the Company’s products, including all necessary equipment and facilities. In order to receive approval by the FDA and commercialize its product candidates, the Company must develop and implement manufacturing processes and facilities that comply with governmental regulations, including the FDA’s Good Manufacturing Practices (“GMP”). As discussed below, the Company manufactured its own AAV and other components for its Phase 1 clinical trial for Parkinson’s disease and contracted and oversaw a third party manufacturer for the production of its Phase 2 clinical trial for Parkinson’s disease and its previously planned Phase 1 clinical trial for epilepsy. All products have been reviewed by the Company and the third party manufacturer and subsequently were submitted to the FDA for review. The large scale manufacture and development of components and systems will require both time and significant funding. (See “Risk Factors”).

The Company’s adeno-associated virus glutamic acid decarboxylase (the “AAVGAD”) for Parkinson’s disease, as well as other product candidates for its other therapies, is a biological product requiring manufacture in specialized facilities. As the Company’s development programs advance through the phases of clinical development, the regulatory requirements increase for manufacture of these products. The Company is planning to continue manufacturing product consistent with current GMP as defined by the FDA and commensurate with the clinical phase of development and commercial release. The Company does not currently own any such facilities, and it is evaluating whether it will seek to establish such capabilities on its own or instead will contract with third parties for such manufacturing.

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

The Company contracted with Cincinnati Children’s Hospital Medical Center (“CCHMC”) for the production of the AAV viral vectors to be used in the Company’s Phase 2 clinical trial for Parkinson’s disease and Phase 1 clinical trial for epilepsy. The agreement required CCHMC to produce such vectors in accordance with current GMP for the corresponding clinical phase of development. The products have been released by CCHMC and the Company, and the products have been filed with the FDA in connection with the Company’s submitted clinical protocols. The AAV vector for the Phase 2 clinical trial for Parkinson’s disease has been produced and is being supplied by CCHMC as approved by the FDA.

Currently, there is no commercial product available for infusion of gene therapeutics or other biological agents into the brain, and all clinical trials to date, including the Company’s Phase 1 clinical trial for Parkinson’s disease, have utilized either experimental devices created specifically for the particular trial or have used technologies which were not designed for use in the brain. Under the manufacturing and development agreement, the Company’s scientists, along with Medtronic’s engineers, developed a novel catheter system for infusing gene therapies into the brain. The Company is using this system in its Phase 2 clinical trial for Parkinson’s disease and plans to use it in follow-on clinical studies. In order for the Company to market its products, the FDA’s approval is required for use of such catheter. As of December 31, 2008, the Company had paid $850,000 to Medtronic under the manufacturing and development agreement and is purchasing the infusion systems being used in its Phase 2 clinical trial for Parkinson’s disease under the Addendum.

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

The Company continues to seek manufacturing capabilities for its AAV vectors and catheter infusion devices in connection with a potential pivotal trial for the treatment of Parkinson’s disease and for use in its other gene therapy products. At the present time, the Company has no intention of developing or constructing its own manufacturing facility for these products.

Competition

The Company is aware of other companies currently conducting clinical trials of gene transfer products in humans to treat Parkinson’s disease, and recognizes that it faces intense competition from pharmaceutical companies, biotechnology companies, universities, governmental entities and other healthcare providers developing alternative treatments for Parkinson’s disease, Huntington’s disease and epilepsy. Alternative treatments include surgery, deep brain stimulator implants and the use of pharmaceuticals. The Company may also face competition from companies and institutions involved in developing gene transfer and cell therapy treatments for other diseases, whose technologies may be adapted for the treatment of central nervous system disorders. Some companies, such as Genzyme Corp. (“Genzyme”), Cell Genesys, Inc., and Targeted Genetics Corporation (“Targeted Genetics”), have significant experience in developing and using AAV vectors to deliver gene transfer products.

Oxford Biomedica (“Oxford”), a gene therapy company using the lentivirus to deliver therapeutic genes, announced results, in November 2008, from its low dose group of patients in its Phase 1/2 trial of its proprietary gene therapy, ProSavin, for the treatment of Parkinson’s disease. Oxford indicated that the three patients showed improved motor function at six months and that the safety profile of ProSavin had been maintained at six months with no evidence of adverse events or immunologic reactions to the treatment. Oxford has not yet reported on its high dose group of patients in this Phase 1/2 trial. Oxford is in the first stage of its clinical trial in France, an open-label dose escalation study designed to evaluate at least two dose levels of ProSavin in cohorts of three patients each. If such trial is successful, Oxford has stated it will commence a Phase 3 trial in 2009 or 2010.

Ceregene, Inc. (“Ceregene”), an affiliate company of Cell Genesys, Inc., announced, in November 2008, that its Phase 2 clinical trial for Parkinson’s disease failed to demonstrate an appreciable difference between patients treated with AAV expressing the neurturin gene (a nerve growth factor) versus those in the control group. In June 2007, Ceregene announced that it had entered into a partnership with Genzyme for the development and commercialization of its Parkinson’s indication. Under this partnership, Genzyme would have gained all marketing rights outside of the U.S. and Canada to Ceregene’s Parkinson’s indication. The Company is unaware of Ceregene’s future plans with regard to this indication.

Genzyme also purchased the AAV gene transfer assets of Avigen, Inc. (“Avigen”) in December 2005, including Avigen’s AV201, an AAV vector containing the gene for AADC (aromatic amino acid decarboxylase) which is delivered directly to the part of the brain that requires dopamine to control movement. In August 2004, Avigen announced that the FDA had authorized it to initiate a Phase 1/2 clinical trial of gene transfer for the treatment of Parkinson’s disease using AV201. Avigen commenced such trial, with its first patient undergoing gene transfer surgery in December 2004, and Genzyme has since taken over the control of the study. In May 2008, Genzyme published interim results of the trial in Neurology. According to the conclusions of the publication, Genzyme’s gene therapy approach has been well tolerated thus far and shows PET evidence that the AADC gene is evident in the brain. This study is separate and distinct from Ceregene’s study discussed above.

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

Gene transfer is a relatively new technology that has not been extensively tested or shown to be effective in humans. The FDA reviews all product candidates for safety at each stage of clinical testing. Safety standards must be met before the FDA permits clinical testing to proceed to the next stage. Also, efficacy must be demonstrated before the FDA grants product approval. The approval process and ongoing compliance with applicable regulations after approval is time intensive and involves substantial risk and expenditure of financial and other resources. (See “Risk Factors — The Company is Subject to Stringent Regulation; FDA Approvals”).

Pre-clinical trials generally require studies in the laboratory or in animals to assess the potential product’s safety and effectiveness. Pre-clinical trials include laboratory evaluation of toxicity; pharmacokinetics, or how the body processes and reacts to the drug; and pharmacodynamics, or whether the drug is actually having the expected effect on the body. Pre-clinical trials must be conducted in accordance with the FDA’s Good Laboratory Practice regulations and, before any proposed clinical testing in humans can begin, the FDA must review the results of these pre-clinical trials as part of an IND.

If pre-clinical trials of a product candidate, including animal studies, demonstrate safety, and laboratory test results are acceptable, then the potential product may undergo clinical trials to test the therapeutic agent in humans. Human clinical trials are subject to numerous governmental regulations that provide detailed procedural and administrative requirements designed to protect the trial participants. Each institution that conducts human clinical trials has an Institutional Review Board or Ethics Committee charged with evaluating each trial and any trial amendments to ensure that the trial is ethical, subjects are protected and the trial meets the institutional requirements. These evaluations include reviews of how the institution will communicate the risks inherent in the clinical trial to potential participants, so that the subjects may give their informed consent. Clinical trials must be conducted in accordance with the FDA’s Good Clinical Practices regulations and the protocols established by the Company to govern the trial objectives, the parameters to be used for monitoring safety, the criteria for evaluating the efficacy of the potential product and the rights of each participant with respect to safety. FDA regulations require the Company to submit these protocols as part of the application. FDA review or approval of the protocols, however, does not necessarily mean that the trial will successfully demonstrate safety and/or efficacy of the potential product. (See “Risk Factors - The Company is Subject to Stringent Regulation; FDA Approvals”).

Institutions that receive National Institutes of Health (“NIH”) funding for gene transfer clinical trials must also comply with the NIH Recombinant DNA Guidelines, and the clinical trials are subject to a review by the RAC. The outcome of this review can be either an approval to initiate the trial without a public review or a requirement that the proposed trial be reviewed at a quarterly committee meeting. A clinical trial will be publicly reviewed when at least three of the committee members or the Director of the Office of Biotechnology Activities recommends a public review. The review by the RAC may also delay or impede the Company’s clinical trials. (See “Risk Factors – The Company’s Research Activities are Subject to Review by the RAC”). On December 3, 2007, the Company reviewed its Parkinson’s disease Phase 2 protocol with the RAC in a public forum. In December of 2008, the Company initiated its Phase 2 clinical trial for the treatment of advanced Parkinson’s disease.

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

If the Company successfully completes clinical trials for a product candidate, it must obtain FDA approval or similar approval required by foreign regulatory agencies, as well as the approval of several other governmental and nongovernmental agencies, before it can market the product in the United States or in foreign countries. Current FDA regulations relating to biologic therapeutics require the Company to submit an acceptable BLA to the FDA to receive the FDA’s approval before the Company may commence commercial marketing. The BLA includes a description of the Company’s product development activities, the results of pre-clinical trials and clinical trials and detailed manufacturing information. Unless the FDA gives expedited review status (which the Company has been granted by the FDA with regards to Parkinson’s disease), this stage of the review process generally takes at least one year. Should the FDA have concerns with regard to the potential product’s safety and efficacy, it may request additional data, which could delay product review or approval. The FDA may ultimately decide that the BLA does not satisfy its criteria for approval and might require the Company to do any or all of the following:

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

Once approved by the FDA, marketed products are subject to continual review by the FDA, which could result in restrictions on marketing a product or in its withdrawal from the market, as well as potential criminal penalties or sanctions. (See “Risk Factors – Once Approved by the FDA, the Company’s Products Would Remain Subject to Continual FDA Review” and “Risk Factors - The Company May Face Liability Due to its Use of Hazardous Materials”).

For the fiscal year ended December 31, 2008, the Company’s research and development expenses were approximately $3.9 million, in the aggregate. The Company expects research and development expenses to increase in the current fiscal year, as the Company is currently conducting its Phase 2 clinical trial for Parkinson’s disease. (See Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations”).

Employees

As of December 31, 2008, the Company had eleven full-time employees, of which seven are directly involved in its research and development activities, including product development, manufacturing, regulatory affairs and clinical affairs. Four of the Company’s employees have Ph.D. degrees, with expertise in virology, protein chemistry and molecular biology. The Company’s employees are not subject to any collective bargaining agreements, and the Company regards its relations with its employees to be good.

Scientific Advisory Board

The Company has assembled the SAB to advise the Company on the selection, implementation and prioritization of its research programs. The SAB, which currently consists of the following seven scientists, met one time in 2008.

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

Matthew J. During, M.D., D.Sc.  Dr. During, one of the Company’s scientific co-founders, has been a member of the SAB since October 1999. Dr. During receives an annual fee of $175,000 as a consultant to the Company (see Note 3 and Note 10 to Consolidated Financial Statements), but does not receive an additional fee for his participation in the SAB. Dr. During is currently Professor of Molecular Virology, Immunology and Medical Genetics at the Ohio State Medical School where he directs neuroscience and neurosurgical gene transfer programs. He is also a Professor of Molecular Medicine and Pathology at AUL. From June 2004 to February 2006 he was the Research Lab Director of the Department of Neurological Surgery at Cornell University. He served as Director of the CNS Gene Therapy Center and Professor of Neurosurgery at Jefferson Medical College from 1998 through 2002. From 1989 through 1998, Dr. During was an Assistant then Associate Professor of Neurosurgery at Yale University where he directed a translational neuroscience program and headed Yale’s first gene transfer protocol. Dr. During received his M.D. and D.Sc. from the AUL School of Medicine and did further postgraduate training at M.I.T. from 1985 to 1987, Massachusetts General Hospital and Harvard Medical School from 1986 to 1989 and Yale University from 1988 to 1989.

Michael G. Kaplitt, M.D., Ph.D.  Dr. Kaplitt, one of the Company’s scientific co-founders, has been a member of the SAB since October 1999. Dr. Kaplitt receives an annual fee of $175,000 as a consultant to the Company (see Note 3 and Note 10 to Consolidated Financial Statements), but does not receive an additional fee for his participation in the SAB. Dr. Kaplitt is the Victor and Tara Menezes Clinical Scholar, Associate Professor and Vice-Chairman for Research, Department of Neurological Surgery at Weill Medical College of Cornell University. He is also a Clinical Assistant Attending, Division of Neurosurgery, Department of Surgery at Memorial-Sloan Kettering Cancer Center, and Adjunct Faculty, Laboratory of Neurobiology and Behavior at Rockefeller. Dr. Kaplitt graduated magna cum laude with a Bachelor’s degree in Molecular Biology from Princeton University. He received a Ph.D. in Molecular Neurobiology from Rockefeller in 1993 and his M.D. from Cornell University School of Medicine in 1995. He completed his neurosurgical residency training at the New York Hospital Cornell Medical Center in 2000 and a Fellowship in Stereotactic and Functional Neurosurgery at the University of Toronto, Toronto Ontario, Canada in 2001. Dr. Kaplitt is the son of Dr. Martin Kaplitt.

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

Eric J. Nestler, M.D., Ph.D.  Dr. Nestler has been a member of the SAB since May 2004. Dr. Nestler receives an annual fee of $12,000 for his participation in the SAB. Dr. Nestler’s research focuses on better understanding the molecular mechanisms of addiction and depression in animal models, and using this information to develop improved treatments for these disorders. He has authored or edited seven books and published more than 375 articles and reviews relating to the field of neuropsychopharmacology. From 1992-2000, he was Director of the Abraham Ribicoff Research Facilities and of the Division of Molecular Psychiatry at Yale University. From 2000-2008, he served as Professor and Chairman of the Department of Psychiatry at The University of Texas Southwestern Medical Center at Dallas. In 2008, he moved to the Mount Sinai School of Medicine in New York, where he is now Chairman of the Department of Neuroscience and Director of the Mount Sinai Brain Institute. Dr. Nestler’s awards and honors include the Pfizer Scholars Award (1987), Sloan Research Fellowship (1987), McKnight Scholar Award (1989), Efron Award of the American College of Neuropsychopharmacology (1994), Pasarow Foundation Award for Neuropsychiatric Research (1998), Fondation Ipsen Prize in Neural Plasticity (2008), and the Patricia Goldman-Rakc Award from NARSAD (2008). He is a member of the Institute of Medicine (elected 1998) and a fellow of the American Academy of Arts and Sciences (elected 2005).

Item 1A. Risk Factors

RISK FACTORS

The following sets forth some of the business risks and challenges facing the Company as it seeks to develop its business:

The Company is Still in the Development Stage and Has Not Generated any Revenues.

From inception through December 31, 2008, the Company has incurred net losses of approximately $34.3 million and negative cash flows from operating activities of approximately $27.6 million. Because it takes years to develop, test and obtain regulatory approval for a gene-based therapy product before it can be sold, the Company likely will continue to incur significant losses and cash flow deficiencies for the foreseeable future. Accordingly, it may never be profitable and, if it does become profitable, it may be unable to sustain profitability.

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

If the Clinical Trials for Parkinson’s Disease are Unsuccessful, it Would Likely Have a Material Adverse Effect on the Company’s Operations.

The Company completed its Phase 1 clinical trial for the treatment of Parkinson’s disease in 2006. In December of 2008, the Company commenced a Phase 2 clinical trial which is necessary prior to conducting a pivotal trial which could lead to commercialization of the product. However, the Company cannot ensure that the Phase 2 clinical trial can be completed successfully or that there will be no adverse effects or immunologic reactions in the patients.

If the Phase 2 clinical trial and any additional clinical trials for treatment of Parkinson’s disease are unsuccessful, future operations and the potential for profitability will be significantly adversely affected and the business may not succeed. (See “Business — Parkinson’s Disease”).

The Company Cannot Ensure that it will be Able to Pursue Further Trials for its Product Candidates or the Timing of any Future Trials.

The Company’s ability to conduct further trials for its product candidates depends upon a number of factors beyond the Company’s control, including, but not limited to, regulatory reviews of trials, procurement of licenses from third parties and access to third party manufacturing facilities. Accordingly, the Company is unable to assure that it will be able to pursue further trials for any of its product candidates or the timing of any such trials. As previously stated, the Company has experienced delays in the commencement of its Phase 1 clinical trials for epilepsy. (See “Business – Epilepsy”). As described directly below, the Company’s ability to pursue further trials also depends upon the Company’s ability to retain its current key physicians and researchers. As described above under “The Company Does Not Have Sufficient Funds to Continue its Operations in the Long Run or To Commercialize its Product Candidates”, the Company will be required to raise additional capital from time to time in order to fund further trials.

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

Additionally, the Company must have access to an FDA approved catheter system that has been tested and found compatible to infuse the Company’s gene transfer product into the brain. Currently, the Company is using a catheter system that was developed by Medtronic in collaboration with the Company. To date, such system has not received regulatory approval.

To the Company’s knowledge, neither the FDA nor any other regulatory agency has approved a gene transfer product for sale in the United States.

The Company’s Research Activities are Subject to Review by the RAC.

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

In July 2007, Targeted Genetics announced that the FDA had placed its gene transfer program for the treatment of inflammatory arthritis on hold due to the uncertainty of the cause of an SAE that occurred in one subject enrolled in the study. In November 2007, the FDA removed the hold on the study, after reviewing the safety data related to the SAE. The Company believes this SAE and the related clinical hold, in general, affected the progress in the area of gene transfer and specifically resulted in new testing requirements for enrolled subjects’ safety.

Side Effects, Patient Discomfort, Defects or Unfavorable Publicity May Affect the Company’s Ability to Commercialize its Products.

The Company’s results for its Phase 1 clinical trial for Parkinson’s disease indicate that this treatment appears to be safe and well-tolerated in advanced Parkinson’s disease, with no evidence of adverse effects or immunologic reaction related to the study treatment. However, the Company cannot assure that it will not discover unanticipated side effects, patient discomfort or product defects in connection with its additional trials for Parkinson’s disease or its trials for any other product candidates. Unanticipated side effects, patient discomfort, or product defects discovered in connection with the Company’s future trials may significantly impact the Company’s ability to commercialize its products or achieve market acceptance. Commercialization could also be materially affected by unfavorable publicity concerning any of the Company’s future product candidates, or any other product incorporating technology similar to that used by future product candidates.

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

If the Company Fails to Meet Certain Milestones Related to its Intellectual Property Licenses with Third Parties, the Company Could Forfeit License Rights That Are Important to its Business.

In addition to the Company’s own patents, the Company relies on license agreements with third parties relating to its intellectual property. (See “Business - Patents and Other Proprietary Rights”). These agreements require the Company to use commercially reasonable efforts to meet certain requirements, including meeting specified milestones, to keep the agreements in effect. If the Company is not able to meet its requirements and any agreement is terminated, the Company would forfeit the licenses granted under such agreement. In such event, the Company would lose its rights to use the intellectual property and technology covered by such agreement in its products. Any such loss may prevent the Company from further developing such products, which circumstance could have a material and adverse impact on the Company’s operations and profitability.

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

The Company May be Subject to Product Liability Claims in Connection with its Clinical and Pre-Clinical Trials.

Pre-clinical and clinical trials of future product candidates, and any subsequent sales of products employing the Company’s technology, may involve injuries to persons using those products as a result of mislabeling, misuse or product failure. Product liability insurance is expensive. Although the Company has purchased product liability insurance to cover claims made in connection with its completed Phase 1 clinical trial, its ongoing Phase 2 clinical trial for Parkinson’s disease, its previously planned Phase 1 clinical trial for epilepsy and its potential clinical trial for Huntington’s disease, there can be no assurance that this insurance will be available to the Company in the future on satisfactory terms, if at all. A successful product liability claim or series of claims brought against the Company in excess of any insurance coverage that it may obtain in the future would have a material adverse effect on its business, financial condition, results of operations and future prospects.

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

Once Approved by the FDA, the Company’s Products Would Remain Subject to Continual FDA Review.

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

Item 2. Properties

In August 2004, the Company subleased 1,185 square feet of space at One Bridge Plaza, Fort Lee, New Jersey 07024 (the “Sublease”) from Palisade Capital Securities, LLC (“PCS”), an affiliated company, for use as its corporate offices. The Sublease provides for a base annual rent of approximately $36,000 or $3,000 per month through the expiration of the Sublease on June 30, 2009.

Effective April 13, 2007, the Company entered into a lease (the “BPRA Lease”) with Bridge Plaza Realty Associates, LLC (“BPRA”) for an additional 703 square feet of office space at One Bridge Plaza, Fort Lee, New Jersey 07024. The BPRA Lease, which expires in March 2010, provides for a base annual rent of approximately $21,000 or $2,000 per month through its term. Pursuant to an amendment to the BPRA Lease, dated February 1, 2008, the office space leased under the Sublease will be included under the BPRA Lease at a base annual rent of $36,000 or $3,000 per month effective July 1, 2009 though the term of the BPRA Lease.

In April 2006, the Company entered into a Facility Use Agreement (the “Facility Use Agreement”) and Visiting Scientist Agreements with The Ohio State University (“OSU”), all of which allow the Company’s scientists to access and use OSU’s laboratory facilities and certain equipment to perform their research under the direction of Dr. Matthew During. The term of the Facility Use Agreement is four years, subject to earlier termination under certain circumstances. The Facility Use Agreement will automatically terminate upon the termination of the Research Agreement with OSURF. As of December 31, 2008, the Company has paid OSU an amount of $69,000 representing rent for the first three years of the Facility Use Agreement. Unless sooner terminated, the Company will pay an additional $24,000 over the remaining year of such agreement. (See Note 10 to Consolidated Financial Statements).

One of the Company’s scientists conducts research at Cornell University in New York City under the direction of Dr. Michael G. Kaplitt, as provided for by the Company’s research agreement with Cornell.

Management believes that the properties the Company leases are adequately covered by insurance.

Item 3. Legal Proceedings

None.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of 2008.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company is prohibited from declaring, paying or setting aside any distribution or dividend for the shares of Common Stock, unless all accrued and unpaid dividends have been paid in full on all outstanding shares of Series C Convertible Preferred Stock, par value $0.10 per share (the “Series C Stock”), and the Series D Stock.

The Company had 380 stockholders of record as of March 13, 2009. The Company did not pay cash dividends during the two-year period ended December 31, 2008 and does not currently expect to pay any cash dividends to stockholders in the foreseeable future.

The Common Stock is traded on the OTC Bulletin Board under the symbol “NRGX”.

The following table shows the high and low bid quotations as furnished by Bloomberg. The quotations shown reflect inter-dealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions.

High and Low Bid Prices of Common Stock

	Fiscal Year 2008		Fiscal Year 2007
	High	Low	High	Low
First quarter	$1.18	$0.72	$0.74	$0.56
Second quarter	$0.98	$0.53	$1.95	$0.60
Third quarter	$0.79	$0.43	$1.52	$1.03
Fourth quarter	$0.55	$0.16	$1.19	$0.91

Company Equity Compensation Plans

The following table sets forth information as of December 31, 2008, with respect to compensation plans (including individual compensation arrangements) under which equity securities of the Company are authorized for issuance.

			Number of securities
			remaining available
	Number of securities to	Weighted-average	for future issuance
	be issued upon exercise	exercise price of	under equity
Plan Category	of outstanding options	outstanding options	compensation plans

2000 Stock Option Plan approved by stockholders	3,623,333	$1.38	1,448,852

Total	3,623,333	$1.38	1,448,852

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the audited financial statements and accompanying notes of the Company for the fiscal year ended December 31, 2008. The Company’s fiscal year ends on the last day of December in each year. References to 2008 and 2007 shall mean the Company’s fiscal year ended on December 31st of such year. All amounts in this Item 7 are in thousands.

Business Overview

The Company is a development stage company that is engaged in the research and development of proprietary treatments for disorders of the brain and central nervous system using gene transfer and other innovative therapies. These treatments are designed as alternatives to conventional surgical and pharmacological treatments.

To date, the Company has not generated any operating revenues and has incurred annual net losses. From inception through December 31, 2008, the Company had an accumulated deficit of $43,250, and it expects to incur additional losses for the foreseeable future. The Company recognized net losses of $6,320 for the fiscal year ended December 31, 2008, and $6,817 for the fiscal year ended December 31, 2007.

Since its inception, the Company has financed its operations primarily through sales of its equity and debt securities. From inception through December 31, 2008, the Company received proceeds primarily from private sales of equity and debt securities and from the Merger of approximately $44,531 in the aggregate.

The Company has devoted a significant portion of its capital resources to the research and development of its products. Until recently, the Company’s primary efforts had been directed to the development of its (i) Parkinson’s product and (ii) temporal lobe epilepsy (“TLE”) product. As a result of certain additional time requirements and issues with respect to the TLE product (see “Plan of Operation — Epilepsy”), the Company is currently concentrating its efforts on the development of its Parkinson’s product.

In addition to its products for Parkinson’s and TLE, the Company is undertaking efforts to develop its product for the treatment of Huntington’s disease. The Company believes that its current resources are sufficient to conduct a clinical trial for its Huntington’s product. Such trial would be conducted in a foreign location and would involve human patients who will receive a brain infusion of the Company’s gene-based treatment for this disease. The timing of such trial is subject to the availability of the AAV vector and an infusion system, and to the receipt of applicable regulatory approvals. The Company does not anticipate using its current funds for the further development of its TLE product at this time. See “Plan of Operation – Epilepsy” and “Plan of Operation — Huntington’s disease” below.

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

In December 2008, the Company initiated a Phase 2 clinical trial for Parkinson’s disease. This trial is a randomized, controlled study designed to further establish the effectiveness and the safety of the treatment. The trial is being conducted in multiple medical centers throughout the U.S. with an expected 40 trial participants.

The Company will take steps to move toward a pivotal trial for treatment of Parkinson’s disease, and hopes to be in a position to file its protocol with the FDA in 2010 or 2011. Currently, the Company estimates that the pivotal trial could be completed in 2013 and the estimated total direct costs to reach that milestone are expected to be in excess of $20,000.

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

In August 2008, the Company entered into the Aegera License Agreement, whereby Aegera granted the Company an exclusive license for the worldwide rights, excluding China, for the use of dXIAP for therapeutic or prophylactic purposes in the treatment of Huntington’s disease.

The Company’s development of this therapy for Huntington’s disease is currently in the pre-clinical phase. The Company is planning to conduct a clinical trial for this therapy, the timing of which is subject to the availability of the AAV vector and an infusion system, and to the receipt of applicable regulatory approvals. Such trial would be conducted in a foreign location and would involve human patients who will receive a brain infusion of the Company’s gene-based treatment for this disease.

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

Other Therapies

The Company will also continue its efforts in developing therapies to treat other neurodegenerative and metabolic disorders, including depression and genetically-based obesity under its research agreements with Cornell and OSU.

2009 Expenditures

Over the next 12 months, in addition to its normal recurring expenditures, the Company expects to spend approximately: $6,400 in Phase 2 clinical trial expenses with regard to its Parkinson’s treatment; $1,000 in costs associated with operating as a publicly traded company, such as legal fees, accounting fees, insurance premiums, investor and public relations fees; $850 in research and licensing fees; $500 in clinical trial expenses with regard to its Huntington’s disease product; and $200 in expenses in order to scale up its manufacturing capabilities for the supply of product for a Parkinson’s pivotal trial.

Results of Operations

Year Ended December 31, 2008 Compared to the Year Ended December 31, 2007

Revenues.  The Company did not generate any operating revenues in 2008 and 2007.

Research and Development Expenses.  The following table summarizes the Company’s research and development expenses for fiscal years ended December 31, 2008 and 2007 (certain prior period amounts have been reclassified to conform to current period presentation):

	2008	2007	$ Change
Clinical Trial Expenses	$1,155	$1,125	$30
Compensation Expenses	1,054	1,032	22
Research, Development and Licensing Fees	726	834	(108)
Medical and Scientific Consultants	503	618	(115)
Laboratory Supplies	191	249	(58)
Other R&D Expenses	300	431	(131)

Totals	$3,929	$4,289	$(360)

Research and development expenses decreased by $360 in 2008 over the comparable expenses in 2007. The decrease is, in part, due to a $345 reduction in charges associated with a development agreement and stock purchase agreement entered into with Medtronic, Inc. The decrease was also due to a $115 reduction in cash and non-cash compensation expense for scientific consultants of the Company, a $112 reduction in pre-clinical research expense related to the Company’s epilepsy product and a $54 reduction in costs associated with process development for large scale manufacturing of the Company’s products. These decreases were offset by an increase, from the prior comparable period, of $250 in fees associated with license agreements for the license of certain patent rights related to the Company’s products. (See “Business – Patents and Other Proprietary Rights”).

General and Administrative Expenses.  General and administrative expenses decreased by $43 to $2,973 in 2008 as compared to $3,016 in 2007. This decrease was primarily due to a $120 decrease in cash and non-cash compensation expense to Company employees in 2008. The decrease was also due to a $77 decrease in professional fees, including accounting fees, investor and public relations fees and legal fees. These decreases were offset by an increase, from the prior comparable period, of $153 in other general and administrative expenses, including $44 in computer and website expenses, $36 in franchise tax expense, $32 in travel and entertainment expenses and $29 in patent impairment and patent maintenance expense.

Other Income (Expense), Net.  The Company had net other income of $582 in 2008 as compared to net other income of $488 in 2007. This increase is a result of increased interest income earned on funds received by the Company during the fiscal years ended December 31, 2008 and 2007 from its private placements of the Series D Stock.

Liquidity and Capital Resources

Cash and cash equivalents were $18,906 at December 31, 2008.

The Company is still in the development stage and has not generated any operating revenues as of December 31, 2008. In addition, the Company will continue to incur net losses and cash flow deficiencies from operating activities for the foreseeable future.

Based on its cash flow projections, the Company believes that the Company’s current resources will enable it to continue as a going concern through at least June 30, 2010. The Company’s existing resources are not sufficient to allow it to perform all of the clinical trials required for drug approval and marketing, including a pivotal trial for Parkinson’s disease. Accordingly, it will continue to seek additional funds through public or private equity offerings, debt financings or corporate collaboration and licensing arrangements. The Company does not know whether additional financing will be available when needed or, if available, will be on acceptable or favorable terms to it or its stockholders. (See “Risk Factors”).

Net cash used in operating activities was $5,959 in fiscal year 2008 as compared to $5,401 in fiscal year 2007. The $558 increase in net cash used in operations was primarily due to an $832 increase in cash used as a result of changes to working capital in 2008 and a $223 decrease in adjustments to net loss for decreased non-cash expenses, such as stock-based compensation expense, depreciation expense and amortization expense, offset by a $497 increase in net loss in 2008.

The Company had net cash used in investing activities of $224 during the year ended December 31, 2008 as compared to $281 during the year ended December 31, 2007. This decrease was primarily due to a reduction in purchases of equipment during 2008.

Net cash provided by financing activities during the year ended December 31, 2008 was $4,932 as compared to $15,361 during the year ended December 31, 2007. During the year ended December 31, 2008, the Company completed a private placement of its Series D Stock that yielded $4,932 in net proceeds. During the year ended December 31, 2007, the Company completed a private placement of its Series D Stock that yielded $14,770 in net proceeds. Also in 2007, the Company received proceeds from the exercise of stock options of $591.

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

The accounting policies and estimates used as of December 31, 2008, as outlined in the accompanying notes to the financial statements, have been applied consistently for the year ended December 31, 2008. The Company believes the following critical accounting policies affect the significant estimates and judgments used in the preparation of its consolidated financial statements.

Carrying Value of Fixed and Intangible Assets

The Company’s fixed assets and certain of its patents have been recorded at cost. The Company’s fixed assets are being amortized using accelerated methods and its patents are being amortized on a straight-line basis over the estimated useful lives of those assets. If the Company becomes aware of facts that indicate one or more of those assets may be impaired, the Company assesses whether the carrying value of such assets can be recovered through undiscounted future operating cash flows. If the Company determines that an asset is impaired, the Company measures the amount of such impairment by comparing the carrying value of the asset to the fair value determined by the present value of the expected future cash flows associated with the use of the asset. Adverse changes to the Company’s estimates of the future cash flows to be received from a particular long-lived asset could indicate that the asset is impaired, and would require the Company to write down the asset’s carrying value at that time.

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

Stock Based Compensation

Effective January 1, 2006, the Company adopted SFAS No. 123R, “Accounting For Share-Based Compensation”. From that date forward, the Company records share-based compensation expense for all stock options issued to all persons to the extent that such options vest on January 1, 2006 or later. That expense is determined under the fair value method using the Black-Scholes option pricing model. The Company records that expense ratably over the period the stock options vest.

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

Recent Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 was effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The provisions of SFAS 157 for financial assets and liabilities were adopted by the Company on January 1, 2008 and had no material impact on its consolidated financial position, results of operations or cash flows.

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

Effective January 1, 2008, the Company adopted EITF Issue No. 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services Received to Be Used in Future Research and Development Activities” (“EITF 07-3”). EITF 07-3 requires that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities be deferred and amortized over the period that the goods are delivered or the related services are performed, subject to an assessment of recoverability. The adoption of EITF 07-03 did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 requires entities that utilize derivative instruments to provide qualitative disclosures about their objectives and strategies for using such instruments, as well as any details of credit-risk-related contingent features contained within derivatives. SFAS 161 also requires entities to disclose additional information about the amounts and location of derivatives located within the financial statements, how the provisions of SFAS 133 have been applied, and the impact that hedges have on an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company is currently evaluating the impact of SFAS 161, but does not expect the adoption of SFAS 161 to have a material impact on its consolidated financial position, results of operations or cash flows.

In June 2008, the FASB ratified EITF Issue No. 07-05, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock.” EITF Issue No. 07-05 clarifies the determination of whether an instrument (or an embedded feature) is indexed to an entity’s own stock, which would qualify as a scope exception under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” EITF Issue No. 07-05 is effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption for an existing instrument is not permitted. The Company is currently assessing the potential impact, if any, the adoption of EITF Issue No. 07-05 may have on its consolidated financial position, results of operations and cash flows.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Neurologix, Inc.
Fort Lee, NJ

We have audited the accompanying consolidated balance sheets of Neurologix, Inc. and subsidiary (the “Company”) (a development stage company) as of December 31, 2008 and 2007, and the related consolidated statements of operations, changes in stockholders’ equity (deficit) and cash flows for the years then ended, and for the period from February 12, 1999 (inception) to December 31, 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We did not audit the consolidated statements of operations, shareholders’ deficit and cash flows for the period from February 12, 1999 (inception) to December 31, 2005, which reflect expenses of approximately $14.0 million, other expense, net of $0.1 million, cash used in operating activities of $11.4 million, cash used in investing activities of approximately $3.8 million and cash provided by financing activities of $16.4 million. Those financial statements were audited by another auditor whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for such period, is based solely on the report of the other auditor.

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

In our opinion, based on our audits and the report of the other auditor, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company at December 31, 2008 and 2007 and the results of its operations and its cash flows for the years then ended, and for the period from February 12, 1999 (inception) to December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO Seidman, LLP
BDO Seidman, LLP
New York, New York
March 20, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Neurologix, Inc.

We have audited the consolidated statements of operations, changes in stockholders’ equity (deficiency) and cash flows of Neurologix, Inc. and subsidiary (the “Company”) (a development stage company) for the period from February 12, 1999 (date of inception) through December 31, 2005 as such amounts relate to the period from February 12, 1999 (date of inception) through December 31, 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of the Company (a development stage company) for the period from February 12, 1999 (date of inception) through December 31, 2005 as such amounts relate to the period from February 12, 1999 (date of inception) through December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

The consolidated financial statements referred to above had been prepared assuming that the Company would continue as a going concern. Through December 31, 2005, the Company had incurred recurring losses from operations and had negative cash flows from its operating activities. These matters raised substantial doubt about the Company’s ability to continue as a going concern. Management’s plans concerning these matters were described in the notes to the financial statements referred to above. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ J.H. Cohn LLP
Jericho, New York
March 24, 2006

NEUROLOGIX, INC. AND SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share and per share amounts)

	December 31,	December 31,
	2008	2007

ASSETS
Current assets:
Cash and cash equivalents	$18,906	$20,157
Prepaid expenses and other current assets	323	418

Total current assets	19,229	20,575
Equipment, less accumulated depreciation of $542 and $437 at December 31, 2008 and 2007, respectively	141	231
Intangible assets, less accumulated amortization of $182 and $127 at December 31, 2008 and 2007, respectively	748	623
Other assets	5	5

Total Assets	$20,123	$21,434

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$850	$1,265

Total liabilities	850	1,265

Commitments and contingencies
Stockholders’ equity:
Preferred stock; 5,000,000 shares authorized
Series A – Convertible, $0.10 par value; 650 shares designated, 645 shares issued and outstanding at December 31, 2008 and 2007, with an aggregate liquidation preference of $1	-	-
Series C – Convertible, $0.10 par value; 700,000 shares designated, 285,878 and 295,115 shares issued and outstanding at December 31, 2008 and 2007, respectively, with an aggregate liquidation preference of $5,863 and $6,529 at December 31, 2008 and 2007, respectively	29	30
Series D – Convertible, $0.10 par value; 792,100 shares designated, 734,898 and 597,149 shares issued and outstanding at December 31, 2008 and 2007, respectively, with an aggregate liquidation preference of $27,031 and $22,673, at December 31, 2008 and 2007, respectively	73	60
Common Stock:
$0.001 par value; 100,000,000 shares authorized, 27,764,058 and 27,632,808 shares issued and outstanding at outstanding at December 31, 2008 and 2007, respectively	28	28
Additional paid-in capital	62,393	56,207
Deficit accumulated during the development stage	(43,250)	(36,156)

Total stockholders’ equity	19,273	20,169

Total Liabilities and Stockholders’ Equity	$20,123	$21,434

See accompanying notes to consolidated financial statements.

NEUROLOGIX, INC. AND SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except share and per share amounts)

			For the period
			February 12, 1999
			(inception) through
	Year Ended December 31,		December 31, 2008

	2008	2007

Revenues	$ -	$ -	$ -

Operating expenses:
Research and development	3,929	4,289	19,617
General and administrative expenses	2,973	3,016	16,100

Loss from operations	(6,902)	(7,305)	(35,717)

Other income (expense):
Dividend, interest and other income	582	488	1,826
Interest expense-related parties	-	-	(411)

Other income, net	582	488	1,415

Net loss	(6,320)	(6,817)	$(34,302)

Preferred stock dividends	(2,652)	(1,395)
Charge for accretion of beneficial conversion feature	(562)	(2,130)
Charge for contingent beneficial conversion feature related to Series C Preferred Stock	(212)	(627)
Charges for induced conversion of Series C Preferred Stock	-	(2,796)

Net loss applicable to common stock	$(9,746)	$(13,765)

Net loss applicable to common stock per share, basic and diluted	$(0.35)	$(0.51)

Weighted average common shares outstanding, basic and diluted	27,692,337	26,764,087

See accompanying notes to consolidated financial statements.

NEUROLOGIX, INC. AND SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIENCY)
FOR THE PERIOD FROM FEBRUARY 12, 1999 (INCEPTION) THROUGH DECEMBER 31, 2008
(Amounts in thousands, except for share and per share amounts)

									Deficit
									Accumulated
							Additional		During the
	Series D Preferred Stock		Series C Preferred Stock		Common Stock		Paid-in	Unearned	Development
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Compensation	Stage	Total

Sale of common stock to founders	-	$0	-	$0	6,004,146	$0	$4	$0	$0	$4
Net loss	-	-	-	-	-	-	-	-	(328)	(328)

Balance, December 31, 1999	-	0	-	0	6,004,146	0	4	0	(328)	(324)
Net loss	-	-	-	-	-	-	-	-	(1,055)	(1,055)

Balance, December 31, 2000	-	0	-	0	6,004,146	0	4	0	(1,383)	(1,379)
Stock options granted for services	-	-	-	-	-	-	9	-	-	9
Common stock issued for intangible assets at $0.09 per share	-	-	-	-	259,491	-	24	-	-	24
Net loss	-	-	-	-	-	-	-	-	(870)	(870)

Balance, December 31, 2001	-	0	-	0	6,263,637	0	37	0	(2,253)	(2,216)
Retirement of founder shares	-	-	-	-	(33,126)	-	-	-	-	-
Common Stock issued pursuant to license agreement at $1.56 per share	-	-	-	-	368,761	-	577	(577)	-	-
Private placement of Series B convertible preferred stock	-	-	-	-	-	-	2,613	-	-	2,613
Amortization of unearned compensation	-	-	-	-	-	-	-	24	-	24
Net loss	-	-	-	-	-	-	-	-	(1,310)	(1,310)

Balance, December 31, 2002	-	0	-	0	6,599,272	0	3,227	(553)	(3,563)	(889)
Sale of Common Stock	-	-	-	-	276,054	-	90	(89)	-	1
Amortization of unearned compensation	-	-	-	-	-	-	-	164	-	164
Net loss	-	-	-	-	-	-	-	-	(2,274)	(2,274)

Balance, December 31, 2003	-	0	-	0	6,875,326	0	3,317	(478)	(5,837)	(2,998)
Conversion of note payable to Common Stock at $2.17 per share	-	-	-	-	1,091,321	1	2,371	-	-	2,372
Conversion of mandatory redeemable preferred stock to Common Stock	-	-	-	-	6,086,991	6	494	-	-	500
Conversion of Series B convertible preferred stock to Common Stock	-	-	-	-	1,354,746	1	(1)	-	-	-
Effects of reverse acquisition	-	-	-	-	7,103,020	14	5,886	-	-	5,900
Amortization of unearned compensation	-	-	-	-	-	-	-	202	-	202
Stock options granted for services	-	-	-	-	-	-	42	(42)	-	-
Exercise of stock options	-	-	-	-	10,000	-	15	-	-	15
Net loss	-	-	-	-	-	-	-	-	(2,937)	(2,937)

Balance, December 31, 2004	-	0	-	0	22,521,404	22	12,124	(318)	(8,774)	3,054
Sale of Common Stock through private placement at an average price of $1.30 per share	-	-	-	-	2,473,914	4	3,062	-	-	3,066
Sale of Common Stock at an average price of $1.752 per share and warrants to Medtronic	-	-	-	-	1,141,552	1	2,794	-	-	2,795
Amortization of unearned compensation	-	-	-	-	-	-	-	825	-	825
Stock options granted for services	-	-	-	-	-	-	1,305	(1,305)	-	-
Exercise of stock options	-	-	-	-	406,054	-	127	-	-	127
Net loss	-	-	-	-	-	-	-	-	(5,345)	(5,345)

Balance, December 31, 2005	-	0	-	0	26,542,924	27	19,412	(798)	(14,119)	4,522
Sale of Preferred Stock through private placement at an average price of $35.00 per share	-	-	342,857	34	-	-	11,578	-	-	11,612
Fair value of beneficial conversion rights issued in connection with issuance of Series C Preferred Stock	-	-	-	-	-	-	2,621	-	-	2,621
Preferred Dividend and accretion of fair value of beneficial conversion charge	-	-	25,298	3	-	-	(3)	-	(2,621)	(2,621)
Employee share-based compensation expense	-	-	-	-	-	-	1,193	-	-	1,193
Non-employee share-based compensation	-	-	-	-	-	-	83	-	-	83
Reclassification of prior year non-employee compensation to prepaid expenses	-	-	-	-	-	-	-	487	-	487
Effects of adoption of SFAS 123R	-	-	-	-	-	-	(311)	311	-	-
Net loss	-	-	-	-	-	-	-	-	(7,046)	(7,046)

Balance, December 31, 2006	-	0	368,155	37	26,542,924	27	34,573	-	(23,786)	10,851
Sale of Series D Preferred Stock through private placement at an average price of $35.00 per share	428,571	43	-	-	-	-	14,727	-	-	14,770
Fair value of beneficial conversion rights issued in connection with the issuance of Series D Preferred Stock	-	-	-	-	-	-	2,130	-	-	2,130
Preferred Dividend and accretion of fair value of beneficial conversion charge	5,108	1	68,801	7	-	-	(8)	-	(2,130)	(2,130)
Contingent beneficial conversion feature related to Series C Preferred Stock	-	-	-	-	-	-	627	-	(627)	-
Induced conversion of preferred stock in connection with the issuance of Series D Preferred Stock	163,470	16	(230,184)	(23)	-	-	(347)	-	354	-
Issuance of Series C Preferred Stock in connection with induced conversion of preferred stock	-	-	93,940	9	-	-	2,949	-	(2,958)	-
Issuance of Common Stock in connection with issuance of Series D Preferred Stock	-	-	-	-	192,017	-	192	-	(192)	-
Employee share-based compensation expense	-	-	-	-	-	-	702	-	-	702
Non-employee share-based compensation	-	-	-	-	-	-	72	-	-	72
Conversion of Series C Preferred Stock to Common Stock	-	-	(5,597)	-	110,052	-	-	-	-	-
Exercise of stock options	-	-	-	-	787,815	1	590	-	-	591
Net loss	-	-	-	-	-	-	-	-	(6,817)	(6,817)

Balance, December 31, 2007	597,149	60	295,115	30	27,632,808	28	56,207	-	(36,156)	20,169
Sale of Series D Preferred Stock through private placement at an average price of $35.00 per share	142,857	14	-	-	-	-	4,918	-	-	4,932
Fair value of beneficial conversion rights issued in connection with the issuance of Series D Preferred Stock	-	-	-	-	-	-	562	-	-	562
Accretion of fair value of beneficial conversion charge	-	-	-	-	-	-	-	-	(562)	(562)
Contingent beneficial conversion feature related to Series C Preferred Stock	-	-	-	-	-	-	212	-	(212)	-
Adjustment to preferred dividends accrued	(5,108)	(1)	(3,237)	(1)	-	-	2	-	-	-
Employee share-based compensation expense	-	-	-	-	-	-	489	-	-	489
Non-employee share-based compensation	-	-	-	-	-	-	3	-	-	3
Conversion of Series C Preferred Stock to Common Stock	-	-	(6,000)	-	131,250	-	-	-	-	-
Net loss	-	-	-	-	-	-	-	-	(6,320)	(6,320)

Balance, December 31, 2008	734,898	$73	285,878	$29	27,764,058	$28	$62,393	$-	$(43,250)	$19,273

See accompanying notes to consolidated financial statements.

NEUROLOGIX, INC. AND SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

			For the period February
			12, 1999 (inception)
	Year Ended December 31,		through
	2008	2007	December 31, 2008

Operating activities:
Net loss	$(6,320)	$(6,817)	$(34,302)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	105	108	548
Amortization	55	48	322
Gain on redemption of investment	-	(62)	(62)
Stock options granted for services	-	-	9
Impairment of intangible assets	29	17	194
Amortization of non-employee share-based compensation	47	135	1,479
Share-based employee compensation expense	489	702	2,384
Non-cash interest expense	-	-	378
Changes in operating assets and liabilities
Decrease (increase) in prepaid expenses and other current assets	51	(68)	653
Increase (decrease) in accounts payable and accrued expenses	(415)	536	789

Net cash used in operating activities	(5,959)	(5,401)	(27,608)

Investing activities:
Security deposits paid	-	-	(7)
Purchases of equipment	(15)	(170)	(575)
Additions to intangible assets	(209)	(176)	(1,234)
Proceeds from redemption of investment	-	65	65
Purchases of marketable securities	-	-	(12,673)
Proceeds from maturities of marketable securities	-	-	12,673

Net cash used in investing activities	(224)	(281)	(1,751)

Financing activities:
Proceeds from note payable	-	-	1,100
Borrowings from related party	-	-	2,000
Cash acquired in Merger	-	-	5,413
Merger-related costs	-	-	(375)
Payments of capital lease obligations	-	-	(99)
Proceeds from exercise of stock options	-	591	733
Proceeds from issuance of common stock and warrants	-	-	5,066
Proceeds from issuance of preferred stock	4,932	14,770	34,427

Net cash provided by financing activities	4,932	15,361	48,265

Net increase in cash and cash equivalents	(1,251)	9,679	18,906
Cash and cash equivalents, beginning of period	20,157	10,478	-

Cash and cash equivalents, end of period	$18,906	$20,157	$18,906

Supplemental disclosure of non-cash investing and financing activities:
Dividends on Series C Preferred Stock paid in preferred shares	$-	$1,197	$1,811
Accrued dividends on Preferred Stock	$2,652	$198	$2,944
Accretion of fair value of beneficial conversion on preferred stock	$562	$2,130	$5,313
Accretion of contingent beneficial conversion related on Series C Preferred Stock	$212	$627	$839
Induced conversion of preferred stock in connection with issuance of Series D Preferred Stock	$-	$2,796	$2,796
Issuance of Common Stock to pay debt	$-	$-	$2,372
Reverse acquisition – net liabilities assumed, excluding cash	$-	$-	$(214)
Mandatory redeemable convertible preferred stock converted to Common Stock	$-	$-	$500
Common Stock issued to acquire intangible assets	$-	$-	$24
Stock options granted for services	$-	$-	$1,424
Deferred research and development cost resulting from Medtronic Stock Purchase	$-	$-	$795
Acquisition of equipment through capital leases	$-	$-	$106

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

The Company incurred net losses of $6,320, $6,817 and $34,302 and negative cash flows from operating activities of $5,959, $5,401 and $27,608 for the years ended December 31, 2008 and 2007 and for the period from February 12, 1999 (inception) to December 31, 2008, respectively. The Company expects that it will continue to incur net losses and cash flow deficiencies from operating activities for the foreseeable future.

On November 19, 2007, the Company completed a private placement of its newly created series of preferred stock, the Series D Convertible Preferred Stock, par value $0.10 per share (the “Series D Stock”), resulting in net proceeds to the Company, after expenses, of $14,770 (See Note 9). On April 28, 2008, the Company completed a private placement of Series D Stock, resulting in net proceeds to the Company, after expenses, of $4,932 (See Note 9).

As of December 31, 2008, the Company had cash and cash equivalents of $18,906. Management believes that, as a result of these offerings, the Company’s current resources will enable it to continue as a going concern through at least June 30, 2010. The Company’s existing resources, however, are not sufficient to allow it to perform all of the clinical trials required for drug approval and marketing. Accordingly, it will, from time to time, continue to seek additional funds through public or private equity offerings, debt financings or corporate collaboration and licensing arrangements. The Company does not know whether additional financing will be available when needed, or if available, will be on acceptable or favorable terms to it or its stockholders.

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

(g)     Intangible Assets:

Intangible assets consist of patents and patent rights developed internally and obtained under licensing agreements and are amortized on a straight-line basis over their estimated useful lives, which range from 15 to 20 years. Neurologix estimates amortization expenses related to intangible assets owned as of December 31, 2008 to be approximately $70 per year for the next five years.

(h)     Impairment of Long-Lived Assets:

The Company follows SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which requires impairment losses to be recorded on long-lived assets with definitive lives when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the asset’s carrying amount. In the evaluation of the fair value and future benefits of long-lived assets, the Company performs an analysis of the anticipated undiscounted future net cash flows of the related long-lived assets. If the carrying value of the related asset exceeds the undiscounted cash flows, the carrying value is reduced to its fair value. Various factors including future sales growth and profit margins are included in this analysis. The Company recognized losses of $29 and $17 associated with abandoned patent applications that were written-off in 2008 and 2007, respectively.

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

Neurologix, Inc. and Subsidiary
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except for share and per share amounts)

In June 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”) “Accounting for Uncertainty in Income Taxes (an interpretation of FASB Statement No. 109”) which became effective in 2007. This interpretation was issued to clarify the accounting for uncertainty in the amount of income taxes recognized in the financial statements by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by the taxing authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. The provisions of FIN 48 were adopted by the Company on January 1, 2007 and had no effect on the Company’s financial statements upon adoption, as the Company did not have any unrecognized tax benefits. The Company also evaluated its tax positions as of December 31, 2008 and 2007 and reached the same conclusion.

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

(k)     Stock-Based Compensation:

At December 31, 2008, the Company had one active share-based employee compensation plan. Stock option awards granted from this plan are granted at the fair market value on the date of grant, and vest over a period determined at the time the options are granted, ranging from one to five years, and generally have a maximum term of ten years. Certain options provide for accelerated vesting if there is a change in control (as defined in the plans) or if there is a termination of employment event for specified reasons set forth in certain employment agreements. When options are exercised, new shares of Common Stock are issued.

At the Company’s Annual Meeting of Stockholders held on May 9, 2006, the Company’s 2000 Stock Option Plan was amended to increase the number of shares that may be issued pursuant thereto from 1,300,000 to 3,800,000 shares. At the Company’s Annual Meeting of Stockholders held on May 8, 2008, the Company’s 2000 Stock Option Plan was amended to increase the number of shares that may be issued pursuant thereto from 3,800,000 to 6,000,000 shares.

Effective January 1, 2006, the Company adopted SFAS No. 123R “Share-based Payment” (“SFAS 123R”) for employee stock options and other share based compensation using the modified prospective method. Under SFAS 123R, compensation expense is recognized for awards that are granted, modified or cancelled on or after January 1, 2006 as well as for the portion of awards previously granted that had not vested as of January 1, 2006. Compensation expense for these previously granted awards is being recognized over the remaining service

Neurologix, Inc. and Subsidiary
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except for share and per share amounts)

period using the compensation cost calculated based on the same estimate of grant-date fair value previously reported for pro-forma disclosure purposes under SFAS No. 123.

The amount of compensation expense recognized under SFAS 123R during the years ended December 31, 2008 and 2007 was comprised of the following (in thousands):

	Fiscal Year Ended December 31,
	2008	2007

Research and development	$132	$219
General and administrative	357	483

Share-based compensation
expense	$489	$702

Net share-based compensation expenses per basic and diluted common share	$(0.02)	$(0.03)

A summary of option activity for the two years ended December 31, 2008 is presented below:

			Weighted-
	Shares	Weighted-	Average
	Subject to	Average	Remaining	Aggregate
	Option	Exercise	Contractual	Intrinsic
Options	(000)	Price	Term (years)	Value

Outstanding at December 31, 2006	3,016	$1.50
Granted	718	1.15
Exercised	(788)	0.75
Forfeited or expired	(69)	1.56

Outstanding at December 31, 2007	2,877	1.61
Granted	906	0.62
Exercised	-	-
Forfeited or expired	(160)	1.30

Outstanding at December 31, 2008	3,623	$1.38	6.60	$0

Exercisable at December 31, 2008	2,603	$1.59	6.04	$0

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

The expected option term represents the period that stock-based awards are expected to be outstanding based on the simplified method provided in Staff Accounting Bulletin No. 107 (“SAB 107”) which averages an award’s weighted-average vesting period and expected term for “plain vanilla” share options. Under SAB 107, options are considered to be “plain vanilla” if they have the following basic characteristics: granted “at-the-money”; exercisability is conditioned upon service through the vesting date; termination of service prior to vesting results in

Neurologix, Inc. and Subsidiary
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except for share and per share amounts)

forfeiture; limited exercise period following termination of service; and options are non-transferable and non-hedgeable.

In December 2007, the Securities and Exchange Commission (the “SEC”) issued Staff Accounting Bulletin No. 110, or SAB 110. SAB 110 was effective January 1, 2008 and expresses the views of the Staff of the SEC regarding extending the use of the simplified method, as discussed in SAB No. 107, in developing an estimate of the expected term of “plain vanilla” share options in accordance with SFAS 123R.

The following are the assumptions used with the Black-Scholes option pricing model in determining stock-based compensation under SFAS 123R in 2008 and 2007:

	Year Ended December 31,
	2008	2007

Expected option term	5 to 6 years	5 to 6 years
Risk-free interest rate	3.79%	4.63%
Expected volatility	91.1%	89.2%
Dividend yield	0%	0%

For equity awards to non-employees, the Company also applies the Black-Scholes method to determine the fair value of such awards in accordance with SFAS 123R and Emerging Issues Task Force Issue 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods, or Services.” The options granted to non-employees are re-measured as they vest and the resulting value is recognized as an expense against our net loss over the period during which the services are received.

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

The following securities were not included in the computation of diluted net loss per share because to do so would have had an anti-dilutive effect for the periods presented:

	Year Ended December 31,
	2008	2007

Stock options	3,623,333	2,877,333
Warrants	7,441,920	6,364,334
Common Stock issuable upon conversion of Series A Convertible Preferred Stock	645	645
Common Stock issuable upon conversion of Series C Convertible Preferred Stock	6,908,672	6,336,827
Common Stock issuable upon conversion of Series D Convertible Preferred Stock	23,808,226	18,017,418

Neurologix, Inc. and Subsidiary
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except for share and per share amounts)

(m)	Recent Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 was effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The provisions of SFAS 157 for financial assets and liabilities were adopted by the Company on January 1, 2008 and had no material impact on its consolidated financial position, results of operations or cash flows.

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

Effective January 1, 2008, the Company adopted EITF Issue No. 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services Received to Be Used in Future Research and Development Activities” (“EITF 07-3”). EITF 07-3 requires that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities be deferred and amortized over the period that the goods are delivered or the related services are performed, subject to an assessment of recoverability. The adoption of EITF 07-03 did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

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

In June 2008, the FASB ratified EITF Issue No. 07-05, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock.” EITF Issue No. 07-05 clarifies the determination of whether an instrument (or an embedded feature) is indexed to an entity’s own stock, which would qualify as a scope exception under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” EITF Issue No. 07-05 is effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption for an existing instrument is not permitted. The Company is currently assessing the potential impact, if any, the adoption of EITF Issue No. 07-05 may have on its consolidated financial position, results of operations and cash flows.

(3)	Related Party Transactions:

The Company is party to an Amended and Restated Consulting Agreement, dated April 25, 2005, with Dr. Michael G. Kaplitt (“Michael Kaplitt”), one of the Company’s scientific co-founders and the son of Dr. Martin J. Kaplitt (“Martin Kaplitt”), the Company’s Chairman of the Board. Pursuant to the terms of this agreement, Michael Kaplitt provides advice and consulting services on an exclusive basis in scientific research on human gene transfer in the nervous system and serves as a member of the Company’s Scientific Advisory Board (the “SAB”). Michael Kaplitt was paid an annual retainer of $100 in equal quarterly installment payments from October 2005 through September 2006. Effective October 1, 2006, Michael Kaplitt’s annual retainer was increased to $175 payable in equal quarterly installment payments, which installment payments commenced in January 2007. The Company paid Michael Kaplitt approximately $175 in retainer fees in each of 2007 and 2008 respectively, thereunder. Under this agreement, the Company granted Michael Kaplitt non-qualified stock options to purchase 160,000 shares of Common Stock at an exercise price of $2.05 per share on April 25, 2005. Michael Kaplitt is also the neurosurgeon who performed the surgical procedures on the twelve patients required by the protocol for the Company’s sponsored Phase 1 clinical trial for the treatment of Parkinson’s disease, and is assisting the Company in its Phase 2 clinical trial for the treatment of Parkinson’s disease and trials for other therapies.

In accordance with The Rockefeller University’s (“Rockefeller”) Intellectual Property Policy, an aggregate of one-third of all income that it receives from licensing transactions is paid to the inventors. Michael Kaplitt has advised the Company that he received less than $2 in each of 2008 and 2007 from Rockefeller as a result of payments made by the Company to Rockefeller under a non-exclusive license agreement. (See Note 10). In December 2002, the Company issued to Rockefeller 368,761 shares of Common Stock in exchange for the cancellation of certain fees under its exclusive patent license agreement with the Company. Rockefeller sold these shares in 2007, and Michael Kaplitt received approximately $75 from the proceeds of the

Neurologix, Inc. and Subsidiary
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except for share and per share amounts)

sale. Michael Kaplitt estimates that he will be entitled to receive approximately one-third of the proceeds of future royalties or other amounts that may become payable by the Company to Rockefeller under the Company’s license agreements with Rockefeller and the Rockefeller-Yale Agreement (as defined below). (See Note 10).

Dr. Matthew During, a founder of the Company and a member of its SAB, has advised the Company that in each of 2007 and 2008 he received approximately $17 from Thomas Jefferson University (“TJU”) as a result of payments made by the Company to TJU under two exclusive license agreements. The amounts received by Dr. During represent approximately 18% of the total payments made by the Company to TJU in each of 2007 and 2008. Dr. During will also have a similar interest in future royalties or other amounts that may become payable under the agreement with TJU.

Dr. During has also advised the Company that in each of 2007 and 2008, he received less than $2 from Yale University (“Yale”) as a result of payments made by the Company to Yale under a non-exclusive license agreement. The amounts received by Dr. During represent approximately 25% of the total payments made by the Company to Yale in each of 2007 and 2008. Dr. During will also have a similar interest in future royalties or other amounts that may become payable under the agreement with Yale.

Dr. During and the Company entered into a consulting agreement in October 1999 which was subsequently amended. The consulting agreement provides for payments to Dr. During of $175 per year through September 2009. (See Note 10).

In August 2004, the Company subleased office space at One Bridge Plaza, Fort Lee, New Jersey from Palisade Capital Securities, LLC (“PCS”), an affiliated company, for use as its corporate offices for a base annual rent of approximately $36 or $3 per month, and such lease expires on June 30, 2009.

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

Effective February 23, 2007, the Company entered into a consulting agreement with Martin Kaplitt. Under the terms of this agreement, Martin Kaplitt provided medical and scientific consulting and advisory services to the Company for a one-year period, and received compensation at an annual rate of $85. Martin Kaplitt’s consulting agreement was extended for an additional one-year term, effective January 1, 2008, at an annual rate of $110, and further extended for a one-year term, effective January 1, 2009, at an annual rate of $125. Effective February 23, 2007, Martin Kaplitt no longer served as the Executive Chairman of the Company, but continues to serve as Chairman of the Company’s Board of Directors.

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

On April 28, 2008, the Company issued and sold 142,857 shares of Series D Stock at a price of $35.00 per share, or a total of approximately $5,000 to Corriente Master Fund, L.P. (“Corriente”), as part of a private placement transaction (See Note 9). At the time of the transaction, Corriente was a beneficial owner of more than five percent of the Company’s voting securities.

(4)	Notes Receivable

In April 2001, two consultants borrowed an aggregate of $500 from the Company in exchange for two full recourse promissory notes, accruing interest and were due on April 25, 2006 (the “Notes”). In December 2003, the Company established a full valuation allowance for the remaining principal amount of the Notes totaling $473, after both consultants were delinquent in their payments. By December 2004, the Company entered into settlement agreements with both consultants which provide for payments totaling $153 to be made through July 2009. Through December 31, 2007, the Company recovered a total of $133 under these settlement agreements and wrote off the remaining $20 from its balance sheet in 2007. The Company recorded all recoveries received through December 31, 2007 to other income in its consolidated statement of operations.

(5)	Income Taxes:

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets as of December 31 are as follows:

	December 31,
	2008	2007

Net deferred income tax assets:
Net operating losses	$12,634	$10,525
Research & development credit	1,445	1,152
Depreciable assets	50	56
Equity based compensation	1,241	1,027

Total net deferred income tax assets	15,370	12,760
Valuation allowance	(15,370)	(12,760)

Total net deferred income tax assets	$-	$-

At December 31, 2008, the Company has net operating loss carryforwards (“NOLs”) for both federal and state income tax purposes of approximately $31,633 which, if not used, expire through 2028. The Company has a deferred tax asset from research and development credits of approximately $1,445 and $1,152 at December 31, 2008 and 2007, respectively, which, if not used, will also expire through 2028. The utilization of these NOLs is subject to limitations based on past and future changes in ownership of the Company pursuant to Internal Revenue Code Section 382. The Company has determined that an ownership change had occurred as of November 19, 2007. The Company does not believe that the changes in ownership will restrict its ability to use its losses and credits within the carryforward period. The Company records a

Neurologix, Inc. and Subsidiary
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except for share and per share amounts)

valuation allowance against deferred tax assets to the extent that it is more likely than not that some portion, or all of, the deferred tax assets will not be realized. Due to the significant doubt related to the Company’s ability to utilize its deferred tax assets, a valuation allowance for the full amounts of the deferred tax assets of $15,370 and $12,760 have been established at December 31, 2008 and 2007, respectively

As a result of the increases in the valuation allowance of $2,610, $3,895 and $15,370 during the years ended December 31, 2008 and 2007 and for the period from February 12, 1999 (inception) to December 31, 2008, respectively, there are no income tax benefits reflected in the accompanying consolidated statements of operations to offset pre tax losses.

The provisions of FIN 48 were adopted by the Company on January 1, 2007 and had no effect on the Company’s financial position, cash flows or results of operations upon adoption, as the Company did not have any unrecognized tax benefits. The Company also evaluated its tax positions as of December 31, 2008 and 2007 and reached the same conclusion. The Company does not currently expect any significant changes to unrecognized tax benefits during the fiscal year ended December 31, 2009. The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. As of December 31, 2008 and 2007, the Company had no accrued interest or penalties.

In certain cases, the Company’s uncertain tax positions are related to tax years that remain subject to examination by the relevant tax authorities. The Company files U.S. and state income tax returns in jurisdictions with varying statutes of limitations. The 2005 through 2008 tax years generally remain subject to examination by federal and most state tax authorities.

(6)	Agreements with Dr. Michael Sorell

Effective September 21, 2004, the Board entered into an employment agreement with Dr. Sorell to serve as the President and Chief Executive Officer of the Company for an initial term of employment of 18 months, which was automatically extended for an additional 18 months on March 21, 2006. Dr. Sorell received an initial annual base salary of $150, which was increased to $182 effective March 15, 2005 as a result of achieving specified performance objectives of the Company. Upon achieving further performance objectives, Dr. Sorell’s salary was increased to $200 effective April 27, 2005. In addition to cash compensation, Dr. Sorell’s employment agreement also provided for the grant of options.

Effective July 17, 2006, Dr. Sorell resigned as the President and Chief Executive Officer of the Company. In connection with such resignation, the Company and Dr. Sorell entered into a Separation Agreement. This agreement provided for such resignation effective July 17, 2006. Dr. Sorell continued as a director of the Company, without further compensation, through May 2007.

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

2000 Stock Option Plan

During 2000, the Company approved a stock option plan (the “Plan”) which provides for the granting of stock options and restricted stock to employees, independent contractors, consultants, directors and other individuals. A maximum of 800,000 shares of Common Stock were originally approved for issuance under the Plan by the Board. The Plan was amended three times by the Board and the Company’s stockholders to increase the number of shares available for issuance to 6,000,000 shares. As of December 31, 2008, the Company had 1,448,852 shares available for issuance under the plan.

On November 9, 2005, the Board decided that all non-vested options held by any of the Company’s consultants would be accelerated to vest as of December 31, 2005. There were 220,500 of non-vested options which vested as of December 31, 2005. No other terms or conditions of the options held by the consultants were modified. The acceleration of these options was approved to eliminate unnecessary variation in the statement of operations and the expense associated with the accounting for such options to the extent that they remained unvested. The fair value of these options is being amortized to expense over the term of the respective consulting agreements. The amount charged to operations for the years ended December 31, 2008 and 2007 were $44 and $63, respectively.

Option Activity

The following table summarizes the Company’s option activity for the years ended December 31, 2008 and 2007:

		Weighted Average
	Number of Shares	Exercise Price

January 1, 2007	3,015,829	$1.50
Granted	718,333	1.15
Exercised	(787,815)	0.75
Forfeited/Cancelled	(69,014)	1.56

December 31, 2007	2,877,333	1.61
Granted	906,000	0.62
Forfeited/Cancelled	(160,000)	1.30

December 31, 2008	3,623,333	1.38

Employee stock options are granted at a price equal to the fair market value of the Company’s stock on the date of the grant. The weighted average grant-date fair value of options granted during 2008 and 2007 was $0.46 and $0.86, respectively and were estimated using the Black Scholes option valuation model. There were no options exercised in 2008. The total intrinsic value of options exercised during 2007 was $393. The total intrinsic value of options outstanding and options exercisable at December 31, 2008 and 2007 was $0 because all outstanding options were out of the money as of December 31, 2008 and 2007.

Neurologix, Inc. and Subsidiary
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except for share and per share amounts)

As of December 31, 2008, there was approximately $173 of total unrecognized compensation expense related to non-vested share-based compensation arrangements, which is expected to be recognized over a weighted average period of 1 year.

As of December 31, 2008, there were 2,603,212 outstanding stock options that had vested with a weighted average exercise price of $1.59 and a weighted average remaining contractual term of approximately 6 years.

Warrants

On April 28, 2008, in connection with the sale of the Series D Stock, the Company issued warrants to purchase approximately 1,077,586 shares of Common Stock at an exercise price of $1.39 per share that expire on April 28, 2015 (See Note 9). If such warrants are not exercised by April 28, 2015 they will terminate. The Company initially computed the fair value of the warrants, or $633, using the Black-Scholes option pricing model and then used the relative fair value method to allocate the proceeds from the offering to the warrants and the Series D Stock. As a result of that allocation, the value of the common shares issuable upon the conversion of the Series D Stock as of the date of issuance (the amount for which the shares could have been sold) exceeded the proceeds from the offering allocable to the Series D Stock by $562. This amount represented the value of beneficial conversion rights which was immediately accreted. The related charge is reflected in the accompanying consolidated statements of operations as an increase in the net loss for the purposes of determining the net loss applicable to common stock in 2008. The warrants are exercisable at any time within their terms. No such warrants were exercised in the year ended December 31, 2008.

On November 19, 2007, in connection with the sale of the Series D Stock, the Company issued warrants to purchase approximately 3,232,758 shares of Common Stock at an exercise price of $1.39 per share that expire on November 19, 2014 (See Note 9). If such warrants are not exercised by November 19, 2014 they will terminate. The Company initially computed the fair value of the warrants, or $2,482, using the Black-Scholes option pricing model and then used the relative fair value method to allocate the proceeds from the offering to the warrants and the Series D Stock. As a result of that allocation, the value of the common shares issuable upon the conversion of the Series D Stock as of the date of issuance (the amount for which the shares could have been sold) exceeded the proceeds from the offering allocable to the Series D Stock by $2,130. This amount represented the value of beneficial conversion rights which was immediately accreted. The related charge is reflected in the accompanying consolidated statements of operations as an increase in the net loss for the purposes of determining the net loss applicable to common stock in 2007. The warrants are exercisable at any time within their terms. No such warrants were exercised in the years ended December 31, 2008 and 2007.

On May 10, 2006, in connection with the sale of the Series C Stock, the Company issued warrants (the “Series C Warrants”) to purchase approximately 2,224,718 shares of Common Stock at an exercise price of $2.05 per share that expire on May 10, 2013 (See Note 9). The Company initially computed the fair value of the warrants, or $3,136, using the Black-Scholes option pricing model and then used the relative fair value method to allocate the proceeds from the offering to the warrants and the Series C Stock. As a result of that allocation, the value of the common shares issuable upon the conversion of the Series C Stock as of the date of issuance (the amount for which the shares could have been sold) exceeded the proceeds from the offering allocable to the Series C Stock by $2,621. This amount represented the value of beneficial conversion rights which was immediately accreted. The warrants are exercisable anytime within

Neurologix, Inc. and Subsidiary
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except for share and per share amounts)

their terms. No such warrants were exercised in the years ended December 31, 2008 and 2007. As a result of the sales of the Series D Stock, the exercise price of the Series C Warrants was adjusted to $1.76 per share.

In connection with the sale of shares of Common Stock to investors led by Merlin Biomed Group, the Company, during the period from February 4, 2005 to April 4, 2005, issued five-year warrants to purchase a total of 618,470 shares of Common Stock at an exercise price of $1.625 per share. Beginning in August 2007, if the share price of Common Stock exceeds $3.25 per share for any ten consecutive trading day period and certain other conditions are met, the Company may call any or all of the unexercised warrants by purchasing the warrants at a price of $0.01 each. The Common Stock has not exceeded $3.25, and therefore the Company has not been entitled to exercise its call right. No such warrants were exercised in the fiscal years ended December 31, 2008 and 2007.

In connection with the sale of shares of Common Stock to Medtronic International, Ltd. (“Medtronic International”) (See Note 9) the Company, on April 27, 2005, issued five-year warrants to purchase a total of 285,388 shares of Common Stock at an exercise price of $2.19 per share. If the share price of Common Stock exceeds $4.38 per share for any ten consecutive trading day period and certain other conditions are met, the Company, beginning in August 2007, may call any or all of the unexercised warrants by purchasing the warrants at a price of $0.01 each. No such warrants were exercised in the fiscal years ended December 31, 2008 and 2007.

The following summarizes warrant activity for the years ended December 31, 2008 and 2007:

		Weighted Average
	Warrants	Exercise Price

January 1, 2007	3,131,576	$1.83
Granted	3,232,758	1.39

January 1, 2008	6,364,334	1.61
Granted	1,077,586	1.39

December 31, 2008	7,441,920	1.58

The weighted-average remaining contractual life of warrants outstanding was 4.9 and 5.4 years at December 31, 2008 and 2007, respectively. The exercise prices for the warrants outstanding at December 31, 2008 ranged from $1.39 to $25.00.

Neurologix, Inc. and Subsidiary
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except for share and per share amounts)

(8)	Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following:

	December 31,	December 31,
	2008	2007

Accounts payable	$273	$487
Professional fees	269	265
Clinical trial fees	169	174
Research fees	90	98
Compensation	-	208
Other	49	33

	$850	$1,265

(9)	Private Placements

Series D Convertible Preferred Stock

On April 28, 2008, the Company issued and sold 142,857 shares of Series D Stock, at a price of $35.00 per share, or a total of $5,000, to Corriente in a private placement transaction, resulting in net proceeds after expenses of approximately $4,932. Each share of Series D Stock is currently convertible into approximately 30.17 shares of Common Stock. The Series D Stock is not redeemable by the Company. In connection with the sale of the Series D Stock on April 28, 2008, the Company issued warrants to purchase 1,077,586 shares of the Common Stock at an exercise price of $1.39 per share that expire on April 28, 2015 (See Note 7).

On April 28, 2008, the Company also entered into an amendment to the Registration Rights Agreement (the “Registration Rights Agreement”), dated as of November 19, 2007, by and among the Company, Corriente, GEPT (collectively with Corriente, the “Series D Investors”), and the holders (the “Series C Investors” and collectively with the Series D Investors, the “Investors”) of the Series C Stock, which provides an additional right to demand a registration (the “Series D Demand”), which may be requested by holders of the Series D Stock. All of the Investors have a right to participate in the Series D Demand. Pursuant to the amendment of the Registration Rights Agreement, the Company is required to pay a cash amount, as liquidated damages, to those Investors participating in the Series D Demand if a registration statement filed pursuant to such Series D Demand is not declared effective within 150 days of the notice containing the Series D Demand. The cash amount shall equal 1% of the total amount that such participating Investors invested in the Company, and is payable until such registration statement is declared effective up to an aggregate amount of $1,000. This liquidated damages provision does not result in the Company recording a charge at this time.

The Company recorded a charge in the second quarter of 2008 of approximately $562 for the accretion of beneficial conversion rights related to the issuance of the Series D Stock and warrants on April 28, 2008. The related charge is reflected in the statements of operations for the year ended December 31, 2008 as an increase in the net loss for the purposes of determining the net loss applicable to common stock.

Additionally, as a result of this financing, in accordance with the contingent anti-dilution terms of the Series C Stock, the Series C Stock’s conversion rate was adjusted from 21.4724 to 21.875. This anti-dilution adjustment resulted in a contingent beneficial conversion charge of

Neurologix, Inc. and Subsidiary
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except for share and per share amounts)

approximately $212, which was used to calculate net loss applicable to common stock for the year ended December 31, 2008.

On November 19, 2007 the Company issued and sold 428,571 shares of Series D Stock, at a price of $35.00 per share, or a total of $15,000, to the Series D Investors in a private placement transaction, resulting in net proceeds after expenses of approximately $14,770. Each share of Series D Stock is currently convertible into 30.17 shares of Common Stock per share. The Series D Stock is not redeemable by the Company.

The Company also entered into the Registration Rights Agreement, which provides, collectively to the Series D Investors and the Series C Investors, certain registration rights for the shares of Common Stock underlying the securities of the Company owned by them.

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

The Series D Stock accrues dividends at a rate of 7% per annum, payable in semi-annual installments, which accrue, cumulatively, until paid. The Company accrued dividends of Series D Stock with a fair value of $1,717 and $179 as of December 31, 2008 and 2007, respectively. The Company disclosed this aggregate amount of arrearages in cumulative dividends on the face of the statement of operations below the net loss line, and such amount was used to calculate net loss applicable to common stock and common stock per share.

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

Upon a liquidation event (such as a liquidation, a merger or a sale of substantially all of the Company’s assets), the holders of Series C Stock will have a liquidation preference prior and in preference to the holders of Common Stock or any other class or series of capital stock ranking junior to the Series C Stock, and will be entitled to receive a per share amount equal to the greater of: (i) $35 plus unpaid dividends or (ii) the amount payable upon conversion to Common Stock.

Through November 19, 2007, the Series C Stock accrued paid-in-kind cumulative dividends at a rate of 9% per annum, payable in quarterly installments in shares of Series C Stock (“PIK Dividends”). Effective November 19, 2007, certain terms of the Series C Stock were amended as part of the issuance of Series D Stock, including the payment of a 9% semi-annual cash dividend in lieu of the PIK Dividends, and the inclusion of a provision that allows the Company to pay accrued and unpaid dividends in either cash or shares of Common Stock upon conversion of the Series C Stock. As of December 31, 2008, the Company paid dividends by issuing approximately 90,858 shares of Series C Stock with a fair value of $1,811. The Company accrued cash dividends of Series C Stock with a fair value of $935 and $113 as of December 31, 2008 and 2007, respectively. The Company disclosed this aggregate amount of arrearages in cumulative dividends on the face of the statement of operations below the net loss line, and such amount was used to calculate net loss applicable to common stock and common stock per share.

Each share of Series C Stock will be entitled to a number of votes per share equal to the number of shares of underlying Common Stock. As long as the Series C Stock comprises at least 5% of the Company’s outstanding securities, the Company may not create any new class of stock

Neurologix, Inc. and Subsidiary
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except for share and per share amounts)

that is pari passu with or senior to the Series C Stock and junior to the Series D Stock without the consent of the holders of at least 70% of the Series C Stock.

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

In accordance with the contingent anti-dilution terms of the Series C Warrants, the exercise price of the warrants originally issued to the Series C Investors was adjusted from $2.05 to $1.81 per share in 2007 and from $1.81 to $1.76 per share in 2008.

The holders of both the Series C Stock and the Series D Stock, among other things, have certain demand and piggyback registration rights with respect to the Common Stock underlying the Series C Stock, the Series D Stock and warrants issued to the Series C Investors and the Series D Investors.

Medtronic’s Stock

On April 27, 2005, Medtronic International, in conjunction with a development and manufacturing agreement between the Company and Medtronic, Inc. (“Medtronic”) (the “Development Agreement”), increased its equity investment in the Company by $2,000 through the purchase of 1,141,522 shares of Common Stock at a price of $1.752 per share, plus a warrant to purchase 285,388 shares of Common Stock at an exercise price of $2.19 per share. As a result of the transaction, the Company recognized approximately $795 in deferred research and development cost, an amount that was expensed over the 24 month term of the agreement on a straight-line basis. The deferred research and development cost represented the market value of the Common Stock and the fair value of the warrant (which was determined using the Black-Scholes pricing model) issued by the Company on the effective date of the agreement, which totaled approximately $2,800, less the aggregate price Medtronic paid for the Common Stock. The amounts charged to operations in 2008 and 2007 were approximately $0 and $132, respectively. The Company currently has the option to call the warrant, provided that at such time there is a shelf registration statement effective for at least six months covering the shares of Common Stock underlying the warrant. If the holder does not exercise the warrant once the call option requirements have been met, the Company may redeem the Warrant at a price of $0.01 per share. (See Note 10 for a discussion of the Development Agreement.)

Neurologix, Inc. and Subsidiary
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except for share and per share amounts)

(10)	Commitments and Contingencies:

License Agreements:

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

The Company entered into a Sublicense Agreement (the “Sublicense Agreement”), effective as of August 4, 2006, with Diamyd Therapeutics AB (“Diamyd”), a company organized under the laws of Sweden. Pursuant to the Sublicense Agreement, Diamyd granted to the Company a non-exclusive worldwide license to certain patent rights and technical information for the use of a gene version of glutamic acid decarboxylase (“GAD”) 65 in connection with the gene transfer treatment of Parkinson’s disease as conducted by the Company during its Phase 1 clinical trial. Diamyd is the exclusive licensee of such patent rights owned by the Regents of the University of California, Los Angeles, which has approved the Sublicense Agreement. Pursuant to the Sublicense Agreement, the Company paid Diamyd an initial fee of $500, an amount that was expensed as research and development expense on the effective date of the Sublicense Agreement. Beginning on January 1, 2008, the Company is committed to pay an annual maintenance fee of $75 through the term of the agreement and will make certain milestone and royalty payments to Diamyd as provided for in the Sublicense Agreement. The Sublicense Agreement is terminable at any time by the Company upon 90 days’ notice. The amounts charged to operations in connection with the Diamyd Sublicense Agreement were $75 and $0 for the years ended December 31, 2008 and 2007, respectively.

In 2002, the Company entered into two license agreements with TJU whereby TJU granted to the Company the sole and exclusive right and license to certain patent rights and technical information. In conjunction with the agreements, the Company paid TJU an initial fee of $100 and $50, respectively, for each agreement. In addition, the Company is committed to pay annual maintenance fees of $75 and $20, respectively, through the term of the agreement, as well as benchmark payments and royalties. The maintenance fees can be applied to royalty and benchmark fees incurred in the calendar year of payment only. The licenses will continue for the lives of the patents covered in the agreements, which are currently set to expire in October 2021. The Company has the right to terminate the agreements at any time upon 90 days written notice to TJU. The Company expenses maintenance fees when the services are rendered. The amount charged to operations in connection with the TJU agreements for each of the years ended December 31, 2008 and 2007 was $95. (See Note 3).

In August 2002, the Company entered into a license agreement with Rockefeller and Yale (the “Rockefeller-Yale Agreement”) whereby the universities granted to the Company a nonexclusive license to certain patent rights and technical information. An initial fee of $20 was paid to each of the two universities pursuant to the agreement. In addition, the Company is committed to pay an annual maintenance fee of $5 per year to each university through the term of the agreement. Pursuant to the agreement, the Company must make payments upon reaching

Neurologix, Inc. and Subsidiary
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except for share and per share amounts)

certain milestones. The Company has the right to terminate the agreement at any time upon 90 days written notice. The Company expenses maintenance fees when the services are rendered. The amount charged to operations in connection with the Rockefeller-Yale Agreement for each of the years ended December 31, 2008 and 2007 was $10.

Research Agreements:

Effective May, 2006, the Company entered into a Sponsored Research Agreement (“Research Agreement”) with The Ohio State University Research Foundation (“OSURF”) which provides for research covering the development of gene transfer approaches to neurodegenerative disorders, including Parkinson’s disease, epilepsy, Huntington’s disease, Alzheimer’s disease, as well as gene transfer approaches to pain, stroke, neurovascular diseases and other research. The Research Agreement required the Company to pay $250 over the initial 18 month term, which expired in November 2007. The Company and OSURF have subsequently amended the Research Agreement to extend the term through November 10, 2009 at an annual rate of $167. The amount charged to operations in connection with the sponsored research for each of the years ended December 31, 2008 and 2007 was $167.

On April 27, 2005, the Company entered into the Development Agreement with Medtronic (See Note 9). The Development Agreement provides that the Company will use its experience in technology relating to biologics for the treatment of Parkinson’s disease and temporal lobe epilepsy (“TLE”) and Medtronic will use its experience in delivery systems for biologic and pharmaceutical compositions to collaborate on a project through which Medtronic will develop a system for delivering biologics (the “Product”). The Development Agreement has been in place for two years and automatically renews for successive one-year periods thereafter, unless either party gives the other at least sixty days’ prior written notice of its intent not to renew. Under the Development Agreement, the Company was required to pay development costs of $850 to Medtronic over the course of the project based upon development milestones. As of December 31, 2008, the Company had paid $850 to Medtronic for milestones achieved. The amounts charged to operations in connection with these milestones for the years ended December 31, 2008 and 2007 were $0 and $213, respectively. Following regulatory approval and commercialization of the Product, Medtronic will pay certain commissions to the Company with respect to sales of the Product. Furthermore, the Company has granted to Medtronic a right of first offer to negotiate, in good faith, for the right to distribute or commercialize certain gene transfer products developed by the Company for Parkinson’s disease or TLE.

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

On September 24, 2004, the parties amended the Clinical Study Agreement to provide for research covering the development of gene transfer approaches to neurodegenerative disorders, including Parkinson’s disease, Huntington’s disease, Alzheimer’s disease and epilepsy (the “Scientific Studies”). On March 2, 2007, the parties entered into Amendment No. 2 to the Clinical Study Agreement to further revise and expand the scope of the work to be performed. This sponsored research is funded by the Company and is being conducted in Cornell’s

Neurologix, Inc. and Subsidiary
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except for share and per share amounts)

Laboratory of Molecular Neurosurgery under the direction of Michael Kaplitt, one of the Company’s scientific co-founders. The Company is required to pay Cornell $200 per year for the duration of the Scientific Studies. Cornell has agreed that the Company has a sixty (60) day exclusive right and option to negotiate with it an exclusive, worldwide right and license to make, have made, use and sell commercial products embodying any inventions conceived or first reduced to practice by it in the course of this work. Pursuant to the terms of the Cornell License Agreement (as defined below), the Company agreed to continue research support to Cornell under the Clinical Study Agreement during the term of the Cornell License Agreement. The amounts charged to operations in connection with the sponsored research for the years ended December 31, 2008 and 2007 were $200 and $172, respectively.

Consulting and Employment Agreements:

Effective July 17, 2006, the Company hired John E. Mordock to serve as its President and Chief Executive Officer under a letter agreement dated as of July 17, 2006. Under the letter agreement, Mr. Mordock was initially paid an annual base salary of $200, which was increased to $250 effective January 1, 2007.

On December 4, 2007, the Company entered into an employment agreement with Mr. Mordock, which superseded his letter agreement. The employment agreement provides that Mr. Mordock shall be employed by the Company for a period of two years, shall initially receive an annual base salary of at least $250 and shall be eligible to receive an annual bonus in the discretion of the Board. Effective January 1, 2008, his annual base salary was set at $275. During the period of his employment, Mr. Mordock will be reimbursed for temporary housing and automobile expenses related to his employment. If Mr. Mordock’s employment is terminated by the Company without “Cause” or by Mr. Mordock for “Good Reason” (including a “Change in Control”), as those terms are defined in his employment agreement, he shall be entitled to a cash payment equal to the lesser of (i) one year of base salary or (ii) the base salary payable for the remaining term of the employment agreement. In addition, all of his options shall immediately vest and be exercisable for up to one year following the date of any such termination. As of December 31, 2008, total unrecognized compensation cost related to Mr. Mordock’s stock option awards was approximately $36.

Effective July 10, 2006, Dr. Christine V. Sapan was appointed as Executive Vice President, Chief Development Officer of the Company under a letter agreement dated June 23, 2006. Dr. Sapan’s base annual salary was $225, which was increased to $264 effective January 1, 2008. Dr. Sapan is eligible to receive a discretionary annual bonus, with a target bonus of 40% of her annual base salary. In the event of her relocation, Dr. Sapan will be reimbursed by the Company for all reasonable moving expenses in connection with such relocation. During the first six months of employment, Dr. Sapan was reimbursed for temporary housing and automobile expenses. If Dr. Sapan’s employment is terminated by the Company without “Cause” (as defined in her letter agreement), or by Dr. Sapan as a result of a demotion of her position, diminution in her duties or a “Change of Control” (as defined in the 2000 Stock Option Plan), she will be entitled to receive a payment of twelve months’ base salary. All of her options shall immediately vest and be exercisable for up to one year following the date of any such termination. As of December 31, 2008, total unrecognized compensation cost related to Dr. Sapan’s stock option awards was approximately $30.

On January 23, 2006, the Company hired Marc L. Panoff as its Chief Financial Officer and Treasurer under a letter agreement dated as of December 15, 2005. Mr. Panoff was also

Neurologix, Inc. and Subsidiary
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except for share and per share amounts)

appointed as the Company’s Secretary on May 9, 2006. Under the letter agreement, Mr. Panoff initially received an annual base salary of $165, which was increased to $185 effective January 1, 2007.

On December 4, 2007, the Company entered into an employment agreement with Mr. Panoff, which superseded his letter agreement. The employment agreement provides that Mr. Panoff shall be employed by the Company for a period of two years, shall initially receive an annual base salary of at least $185 and shall be eligible to receive an annual bonus in the discretion of the Board. Effective January 1, 2008, his annual base salary was set at $203. If Mr. Panoff’s employment is terminated by the Company without “Cause” or by Mr. Panoff for “Good Reason” (including a “Change in Control”), as those terms are defined in his employment agreement, he shall be entitled to a cash payment equal to the lesser of (i) one year of base salary or (ii) the base salary payable for the remaining term of the employment agreement. In addition, all of his options shall immediately vest and be exercisable for up to one year following the date of any such termination. As of December 31, 2008, total unrecognized compensation cost related to Mr. Panoff’s stock option awards was approximately $24.

Effective October 1, 2008, the Company extended, for a period of one year, the term of its consulting agreement with Dr. Matthew J. During, one of the Company’s scientific founders. Pursuant to the consulting agreement, dated as of October 1, 1999, as amended, Dr. During provides advice and consulting services to the Company on an exclusive basis in scientific research on human gene transfer in the central nervous system. The consulting agreement also provides for Dr. During to assist the Company in its fund raising efforts and to serve as a member of the Company’s SAB. Dr. During’s agreement, as amended, provides for payments of $175 per annum. The Company paid Dr. During $175 in retainer fees in both 2008 and 2007.

The Company is party to an Amended and Restated Consulting Agreement, dated April 25, 2005, with Michael Kaplitt, one of the Company’s scientific co-founders and the son of Martin Kaplitt, the Company’s Chairman of the Board. Pursuant to the terms of this agreement, Michael Kaplitt will provide advice and consulting services through April 30, 2010 on an exclusive basis in scientific research on human gene transfer in the nervous system and will continue to serve as a member of the Company’s SAB. Michael Kaplitt was paid an annual retainer of $100 in equal quarterly installment payments from October 2005 through September 2006. Effective October 1, 2006, Michael Kaplitt’s annual retainer was increased to $175 payable in equal quarterly installment payments, which installment payments commenced in January 2007. The Company paid Michael Kaplitt $175 in retainer fees in each of 2007 and 2008, thereunder. Under this agreement, the Company granted Michael Kaplitt non-qualified stock options to purchase 160,000 shares of Common Stock at an exercise price of $2.05 per share on April 25, 2005. Michael Kaplitt is also the neurosurgeon who performed the surgical procedures on the twelve patients required by the protocol for the Company’s sponsored Phase 1 clinical trial for the treatment of Parkinson’s disease.

Effective February 23, 2007, the Company entered into a consulting agreement with Martin Kaplitt. Under the terms of this agreement, Martin Kaplitt provided medical and scientific consulting and advisory services to the Company for a one-year period, and received compensation at an annual rate of $85. Martin Kaplitt’s consulting agreement was extended for an additional one-year term, effective January 1, 2008, at an annual rate of $110, and further extended for a one-year term effective January 1, 2009, at an annual rate of $125. Effective February 23, 2007, Martin Kaplitt no longer served as the Executive Chairman of the Company, but continues to serve as Chairman of the Company’s Board of Directors.

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

In May 2003, the Company entered into a stock purchase agreement to sell shares of its Common Stock at a purchase price of $0.01 per share to Dr. Paul Greengard, the Chairman of the SAB. At the time of such agreement, the fair value per share of Common Stock based on an estimate of the fair market value of common equity in Neurologix on a minority interest basis, as of April 28, 2003, was deemed to be $0.90 per share. The reduced purchase price was provided to Dr. Greengard as an inducement for him to serve as the Chairman of the SAB. Accordingly, the fair value of the shares of approximately $89, based on the difference between the purchase price of $0.01 per share and the fair value per share of $0.90, was recognized as an advisory board fee over the service period of three years. In connection therewith, on July 1, 2003, the Company entered into a consulting agreement with Dr. Greengard to serve as the Chairman of the SAB for a three year term, with automatic one year renewals, until terminated by either party pursuant to the terms of the agreement. Pursuant to the terms of the agreement, Dr. Greengard receives compensation of $25 annually. The shares issued to the Chairman of the SAB were converted into 276,054 shares of Common Stock in connection with the Merger.

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

Operating Lease Agreements:

In August 2004, the Company subleased office space at One Bridge Plaza, Fort Lee, New Jersey (the “Sublease”) from PCS, an affiliated company, for use as its corporate offices (See Note 3). The Sublease provides for a base annual rent of approximately $36 through the expiration of the Sublease on June 30, 2009.

Effective April 13, 2007, the Company entered into a lease (the “BPRA Lease”) with Bridge Plaza Realty Associates, LLC (“BPRA”) for additional office space at One Bridge Plaza, Fort Lee, New Jersey. The BPRA Lease, which expires in March 2010, provides for a base annual rent of approximately $21 through its term. Pursuant to an amendment to the BPRA Lease, dated February 1, 2008, the office space leased under the Sublease will be included under the BPRA Lease at a base annual rent of $36 effective July 1, 2009 through the term of the BPRA Lease.

In April 2006, the Company entered into a Facility Use Agreement (the “Facility Use Agreement”) and Visiting Scientist Agreements with The Ohio State University (“OSU”), all of which allow three of the Company’s scientists to access and use OSU’s laboratory facilities and certain equipment to perform their research under the direction of Dr. Matthew During. The term of the Facility Use Agreement is four years, subject to earlier termination under certain

Neurologix, Inc. and Subsidiary
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except for share and per share amounts)

circumstances. The Facility Use Agreement will automatically terminate upon the termination of the Research Agreement with OSURF. As of December 31, 2008, the Company has paid OSU an amount of $69 representing rent for the first three years of the Facility Use Agreement. Unless sooner terminated, the Company will pay an additional $24 over the remaining year of such agreement.

One of the Company’s scientists conducts research at Cornell University in New York City under the direction of Michael Kaplitt, as provided for by the Company’s research agreement with Cornell.

The Company incurred total rent expense associated with operating leases and subleases of $80 and $79 for the years ended December 31, 2008 and 2007, respectively.

At December 31, 2008, approximate future lease payments under the Company’s operating leases and subleases are as follows:

Year Ending December 31,

2009	$81
2010	17
2011 and thereafter	-

$98

(11)	Subsequent Event:

License Agreements:

On January 13, 2009, the Company entered into a License Agreement (the “Cornell License Agreement”), with Cornell University (“Cornell”), whereby Cornell granted the Company an exclusive license for the worldwide use of certain patents for the development of products and methods for the treatment of psychiatric conditions. Under the terms of the Cornell License Agreement, the Company paid Cornell an initial fee, and, during the term of the Cornell License Agreement, will pay Cornell an annual license maintenance fee and certain milestone and royalty payments as provided for in the Cornell License Agreement. In addition, the Company agreed to continue research support to Cornell under the Clinical Study Agreement during the term of the Cornell License Agreement.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A(T).	Controls and Procedures

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

As of December 31, 2008, the Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures. Based on the foregoing, its Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2008.

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

As of December 31, 2008, the Company’s management assessed the effectiveness of the Company’s internal control over financial reporting based on criteria for effective internal control over financial reporting established in “Internal Control — Integrated Framework,” issued by the Committee of Sponsoring Organization of the Treadway Commission (“COSO”). Based on this assessment, management has determined that the Company’s internal control over financial reporting, as of December 31, 2008, is effective.

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

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

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

The information required by this item will be included in the Company’s definitive Proxy Statement in connection with the 2009 Annual Meeting of Stockholders and is hereby incorporated herein by reference.

Item 11.	Executive Compensation

The information required by this item will be included in the Company’s definitive Proxy Statement in connection with the 2009 Annual Meeting of Stockholders and is hereby incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be included in the Company’s definitive Proxy Statement in connection with the 2009 Annual Meeting of Stockholders and is hereby incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be included in the Company’s definitive Proxy Statement in connection with the 2009 Annual Meeting of Stockholders and is hereby incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services

The information required by this item will be included in the Company’s definitive Proxy Statement in connection with the 2009 Annual Meeting of Stockholders and is hereby incorporated herein by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

See the Exhibit Index attached hereto for a list of the exhibits filed or incorporated by reference as a part of this report.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 24, 2009	NEUROLOGIX, INC.

/s/ John E. Mordock John E. MordockPresident and Chief Executive Officer

/s/ Marc L. Panoff Marc L. Panoff,Chief Financial Officer, Secretary and Treasurer

In accordance with the Exchange Act, this Report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Dated: March 24, 2009	/s/ Cornelius E. Golding Cornelius E. Golding, Director

Dated: March 24, 2009	/s/ William J. Gedale William J. Gedale, Director

Dated: March 24, 2009	/s/ Martin J. Kaplitt Martin J. Kaplitt, Director

Dated: March 24, 2009	/s/ Clark A. Johnson Clark A. Johnson, Director

Dated: March 24, 2009	/s/ John E. Mordock John E. Mordock, Director

Dated: March 24, 2009	/s/ Craig J. Nickels Craig J. Nickels, Director

Dated: March 24, 2009	/s/ Austin M. Long, III Austin M. Long, III, Director

Dated: March 24, 2009	/s/ Jeffrey B. Reich Jeffrey B. Reich, Director

Dated: March 24, 2009	/s/ Elliott Singer Elliott Singer, Director

EXHIBIT INDEX

Exhibit
No.	Exhibit
3.1	Restated Certificate of Incorporation of Neurologix, Inc. (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, dated September 13, 2004, and incorporated herein by reference).

3.2	Amended and Restated by-laws of Neurologix, Inc. (filed as Exhibit 3.4 to the Registrant’s Annual Report on Form 10-K, dated April 9, 2004, and incorporated herein by reference).

4.1	Certificate of Designations, Preferences and Rights of Series C Convertible Preferred Stock of Neurologix, Inc. (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, dated May 11, 2006, and incorporated herein by reference).

4.2	Certificate of Designations, Preferences and Rights of Series C Convertible Preferred Stock of Neurologix, Inc. (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, dated November 21, 2007, and incorporated herein by reference).

4.3	Certificate of Designations, Preferences and Rights of Series D Convertible Preferred Stock of Neurologix, Inc. (filed as Exhibit 3.2 to the Registrant’s Current Report on Form 8-K, dated November 21, 2007, and incorporated herein by reference).

4.4	Registration Rights Agreement, dated as of March 28, 2000, by and among Arinco Computer Systems Inc., Pangea Internet Advisors LLC and the persons party to the Securities Purchase Agreement (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, dated April 4, 2000, and incorporated herein by reference).

4.5	Registration Rights Agreement, dated as of February 4, 2005, by and among Neurologix, Inc, Merlin Biomed Long Term Appreciation Fund LP and Merlin Biomed Offshore Master Fund LP (filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, dated February 10, 2005, and incorporated herein by reference).

4.6	Registration Rights Agreement, dated as of April 27, 2005, by and among Neurologix, Inc. and Medtronic International, Ltd. (filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, dated May 2, 2005, and incorporated herein by reference).

4.7	Registration Rights Agreement, dated as of November 19, 2007, by and among Neurologix, Inc., General Electric Pension Trust, the DaimlerChrysler Corporation Master Retirement Trust, certain funds managed by ProMed Asset Management LLC and Corriente Master Fund, L.P. (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, dated November 21, 2007, and incorporated herein by reference).

4.8	Amendment to Registration Rights Agreement, dated as of April 28, 2008, by and among the Company, General Electric Pension Trust, Chrysler LLC Master Retirement Trust, certain funds managed by ProMed Asset Management LLC and Corriente Master Fund, L.P. (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, dated April 29, 2008, and incorporated herein by reference).

10.1	Consulting Agreement, dated as of October 1, 1999, by and between Dr. Matthew During and Neurologix, Inc. (filed as Exhibit 10.29 to the Registrant’s Annual Report on Form 10-K, dated April 9, 2004, and incorporated herein by reference).

10.2	Arinco Computer Systems Inc. 2000 Stock Option Plan, effective as of March 28, 2000 (filed as Annex E to the Registrant’s Proxy Statement on Schedule 14A, dated August 11, 2000, and incorporated herein by reference).

10.3	Amendment One to Arinco Computer Systems Inc. 2000 Stock Option Plan, effective as of June 27, 2000 (filed as Annex E to the Registrant’s Proxy Statement on Schedule 14A, dated August 11, 2000, and incorporated herein by reference).

10.4	Exclusive License Agreement, effective as of June 1, 2002, by and between Thomas Jefferson University and Neurologix Inc. (filed as Exhibit 10.31 to the Registrant’s Annual Report on Form 10-K, dated April 9, 2004, and incorporated herein by reference).

10.5	Exclusive License Agreement, effective as of August 1, 2002, by and between Thomas Jefferson University and Neurologix, Inc. (filed as Exhibit 10.32 to the Registrant’s Annual Report on Form 10-K, dated April 9, 2004, and incorporated herein by reference).

10.6	Non-Exclusive License Agreement, dated as of August 28, 2002, by and between Yale University, The Rockefeller University and Neurologix, Inc. (filed as Exhibit 10.33 to the Registrant’s Annual Report on Form 10-K, dated April 9, 2004, and incorporated herein by reference).

10.7	License Agreement, dated as of November 1, 2002, by and between The Rockefeller University and Neurologix, Inc. (filed as Exhibit 10.34 to the Registrant’s Annual Report on Form 10-K, dated April 9, 2004, and incorporated herein by reference).

10.8	Clinical Study Agreement, dated as of July 2, 2003, by and between Cornell University and Neurologix, Inc. (filed as Exhibit 10.35 to the Registrant’s Annual Report on Form 10-K, dated April 9, 2004, and incorporated herein by reference).

10.9	Clinical Study Agreement, dated August 1, 2003, by and between North Shore University Hospital and Neurologix, Inc. (filed as Exhibit 10.36 to the Registrant’s Annual Report on Form 10-K, dated April 9, 2004, and incorporated herein by reference).

10.10	Amendment, dated as of October 8, 2003, to that certain Consulting Agreement, dated October 1, 1999, by and between Dr. Matthew During and Neurologix, Inc. (filed as Exhibit 10.37 to the Registrant’s Annual Report on Form 10-K, dated April 9, 2004, and incorporated herein by reference).

10.11	Sub Lease, dated August 10, 2004, by and between Neurologix, Inc. and Palisade Capital Securities L.L.C. (filed as Exhibit 10.19 to the Registrant’s Amendment No. 1 to the Annual Report on Form 10-KSB, dated September 28, 2005, and incorporated herein by reference).

10.12	Amendment No. 1 to Clinical Study Agreement, dated September 24, 2004, by and between Cornell University for its Medical College and Neurologix, Inc. (filed as Exhibit 99.1 to the Registrant’s Report on Form 8-K, dated September 30, 2004, and incorporated herein by reference).

10.13	Stock Purchase Agreement, dated as of February 4, 2005, by and among Neurologix, Inc, Merlin Biomed Long Term Appreciation Fund LP and Merlin Biomed Offshore Master Fund LP (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, dated February 10, 2005, and incorporated herein by reference).

10.14	Form of Amendment to the Stock Purchase Agreement dated as of February 4, 2005, by and among Neurologix, Inc, Merlin Biomed Long Term Appreciation Fund LP and Merlin Biomed Offshore Master Fund LP (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, dated February 25, 2005, and incorporated herein by reference).

10.15	Amendment No. 1 to the Stock Purchase Agreement, dated as of February 9, 2005, by and between Neurologix, Inc. and Copper Spire Fund Portfolio (filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, dated February 10, 2005, and incorporated herein by reference).

10.16	Form of Warrant Certificate to purchase shares of common stock of Neurologix, Inc. (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, dated February 10, 2005, and incorporated herein by reference).

10.17	Amended and Restated Consulting Agreement, dated April 25, 2005, by and between Michael G. Kaplitt and Neurologix Research, Inc. (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, dated April 29, 2005, and incorporated herein by reference).

10.18	Stock Purchase Agreement, dated as of April 27, 2005, by and among Neurologix, Inc. and Medtronic International, Ltd. (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, dated May 2, 2005, and incorporated herein by reference).

10.19	Warrant Certificate to purchase shares of common stock of Neurologix, Inc. (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, dated May 2, 2005, and incorporated herein by reference).

10.20	Development and Manufacturing Agreement, dated as of April 27, 2005, by and among Neurologix, Inc. and Medtronic, Inc. (filed as Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-QSB, dated May 13, 2005, and incorporated herein by reference).

10.21	Neurologix, Inc. 2000 Stock Option Plan Amendment No. 2, effective as of May 9, 2006 (filed as Exhibit A to the Registrant’s Proxy Statement on Schedule 14A, dated April 5, 2006, and incorporated herein by reference).

10.22	Master Sponsored Research Agreement, dated as of May 10, 2006, by and between The Ohio State University Research Foundation and Neurologix, Inc. (filed as Exhibit 10.19 to the Registrant’s Annual Report on Form 10-KSB, dated March 24, 2008, and incorporated herein by reference).

10.23	Stock and Warrant Subscription Agreement, dated as of May 10, 2006, by and between Neurologix, Inc., General Electric Pension Trust, the DaimlerChrysler Corporation Master Retirement Trust, ProMed Partners, LP, ProMed Partners II, LP, ProMed Offshore Fund Ltd., ProMed Offshore Fund II, Ltd., Paul Scharfer and David B. Musket (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, dated May 11, 2006, and incorporated herein by reference).

10.24	Form of Warrant Certificate to purchase shares of common stock of Neurologix, Inc. (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, dated May 11, 2006, and incorporated herein by reference).

10.25	Letter Agreement, dated June 23, 2006, by and between Christine V. Sapan and Neurologix, Inc. (filed as Exhibit 10.22 to the Registrant’s Annual Report on Form 10-KSB, dated March 24, 2008, and incorporated herein by reference).

10.26	Separation Agreement, dated as of July 17, 2006, by and between Neurologix, Inc. and Michael Sorell (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, dated July 20, 2006, and incorporated herein by reference).

10.27	Sublicense Agreement, dated July 27, 2006, by and between Neurologix, Inc. and Diamyd Therapeutics AB (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, dated August 7, 2006, and incorporated herein by reference).

10.28	Consulting Agreement, dated February 23, 2007, by and between Neurologix, Inc. and Dr. Martin J. Kaplitt (filed as Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, dated February 26, 2007, and incorporated herein by reference).

10.29	Amendment No. 2 to Clinical Study Agreement, dated March 2, 2007, by and between Cornell University and Neurologix, Inc. (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, dated March 7, 2007, and incorporated herein by reference).

10.30	Amendment No. 1 to Stock Purchase Agreement, dated as of March 29, 2007, by and among Neurologix, Inc., Merlin Biomed Long Term Appreciation Fund LP, and Merlin Biomed Offshore Master Fund LP (filed as Exhibit 10.25 to the Registrant’s Annual Report on Form 10-KSB, dated April 2, 2007, and incorporated herein by reference).

10.31	Neurologix, Inc. 2000 Stock Option Plan Amendment No. 3, effective as of May 8, 2007 (filed as Exhibit A to the Registrant’s Proxy Statement on Schedule 14A, dated April 10, 2008, and incorporated herein by reference).

10.32	Amendment to Consulting Agreement, dated October 1, 2007, by and between Matthew During and Neurologix, Inc. (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, dated October 5, 2007, and incorporated herein by reference).

10.33	Stock Purchase Letter Agreement, dated November 8, 2007, by and between Neurologix, Inc. and General Electric Pension Trust (filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, dated November 21, 2007, and incorporated herein by reference).

10.34	Stock Purchase Letter Agreement, dated November 8, 2007, by and between Neurologix, Inc. and DaimlerChrysler Corporation Master Retirement Trust (filed as Exhibit 10.5 to the Registrant’s Current Report on Form 8-K, dated November 21, 2007, and incorporated herein by reference).

10.35	Stock Purchase Letter Agreement, dated November 8, 2007, by and between Neurologix, Inc. and ProMed Partners LP (filed as Exhibit 10.6 to the Registrant’s Current Report on Form 8-K, dated November 21, 2007, and incorporated herein by reference).

10.36	Stock and Warrant Subscription Agreement, dated as of November 19, 2007, by and between Neurologix, Inc., General Electric Pension Trust, Corriente Master Fund, L.P., Martin J. Kaplitt, and Palisade Private Holdings LLC (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, dated November 21, 2007, and incorporated herein by reference).

10.37	Form of Warrant Certificate to purchase shares of common stock of Neurologix, Inc. (filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, dated November 21, 2007, and incorporated herein by reference).

10.38	Employment Agreement, dated as of December 4, 2007, by and between John E. Mordock and Neurologix, Inc. (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, dated December 4, 2007, and incorporated herein by reference).

10.39	Employment Agreement, dated as of December 4, 2007, by and between Marc Panoff and Neurologix, Inc. (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, dated December 4, 2007, and incorporated herein by reference).

10.40	Stock and Warrant Subscription Agreement, dated as of April 28, 2008, by and between Neurologix, Inc., Corriente Master Fund, L.P. and, solely with respect to Article V thereof, General Electric Pension Trust (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, dated April 29, 2008, and incorporated herein by reference).

10.41	Form of Warrant Certificate (filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, dated April 29, 2008, and incorporated herein by reference).

10.42	Amendment to the Master Sponsored Research Agreement, dated as of May 29, 2008, between Neurologix, Inc. and The Ohio State University Research Foundation, on behalf of Ohio State University (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, dated June 11, 2008, and incorporated herein by reference).

10.43	Addendum to the Development and Manufacturing Agreement, effective as of August 1, 2008, between Neurologix, Inc. and Medtronic, Inc. (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, dated August 15, 2008, and incorporated herein by reference).

10.44	License Agreement, dated as of August 28, 2008, between Neurologix, Inc. and Aegera Therapeutics, Inc. (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, dated September 4, 2008, and incorporated herein by reference).

10.45	Letter Agreement, dated October 3, 2008, between Neurologix, Inc. and Dr. Matthew During (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, dated October 7, 2008, and incorporated herein by reference).

10.46	Second Amendment to Master Sponsored Research Agreement, dated as of October 29, 2008, between Neurologix, Inc. and The Ohio State University Research Foundation, on behalf of Ohio State University (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, dated December 16, 2008, and incorporated herein by reference).

10.47	License Agreement, dated as of January 13, 2009, by and between Neurologix, Inc. and Cornell University (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, dated January 14, 2009, and incorporated herein by reference).

23.1	Consent of BDO Seidman LLP, Independent Registered Public Accounting Firm.**

23.2	Consent of J.H. Cohn LLP, Former Independent Registered Public Accounting Firm.**

31.1	Rule 13a-15(e)/15d-15(e) Certification of Principal Executive Officer.**

31.2	Rule 13a-15(e)/15d-15(e) Certification of Chief Financial Officer/Treasurer.**

32.1	Section 1350 Certification, Chief Executive Officer and Chief Financial Officer/Treasurer.**

**	Filed herewith