Form 10-Q
period 2009-03-31
NEUROLOGIX INC/DE
filed 2009-05-11
CIK 356591

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended March 31, 2009
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
(201) 592-6451

(Registrant’s telephone number, including area code)
          Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
          Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). Yes ☑ No ☐
          Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated file ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
          Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of May 1, 2009, 27,764,058 shares of common stock were outstanding.

NEUROLOGIX, INC. AND SUBSIDIARY
(A Development Stage Company)
CONDENSED BALANCE SHEETS
(Amounts in thousands, except share and per share amounts)

	March 31,	December 31,
	2009	2008
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$16,885	$18,906
Prepaid expenses and other current assets	301	323

Total current assets	17,186	19,229
Equipment, less accumulated depreciation of $562 and $542 at March 31, 2009 and December 31, 2008, respectively	121	141
Intangible assets, less accumulated amortization of $200 and $182 at March 31, 2009 and December 31, 2008, respectively	792	748
Other assets	5	5

Total Assets	$18,104	$20,123

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$826	$850

Total current liabilities	826	850

Derivative financial instruments, at estimated fair value — Warrants	3,859	—

Total liabilities	4,685	850

Commitments and contingencies
Stockholders’ equity:
Preferred stock; 5,000,000 shares authorized
Series A — Convertible, $0.10 par value; 650 shares designated, 645 shares issued and outstanding at March 31, 2009 and December 31, 2008, with an aggregate liquidation preference of $1	—	—
Series C — Convertible, $0.10 par value; 700,000 shares designated, 285,878 shares issued and outstanding at March 31, 2009 and December 31, 2008, with an aggregate liquidation preference of $6,742 and $5,863 at March 31, 2009 and December 31, 2008, respectively	29	29
Series D — Convertible, $0.10 par value; 792,100 shares designated, 734,898 shares issued and outstanding at March 31, 2009 and December 31, 2008, with an aggregate liquidation preference of $28,642 and $27,031 at March 31, 2009 and December 31, 2008, respectively	73	73
Common Stock:
$0.001 par value; 100,000,000 shares authorized, 27,764,058 issued and outstanding at March 31, 2009 and December 31, 2008	28	28
Additional paid-in capital	56,271	62,393
Deficit accumulated during the development stage	(42,982)	(43,250)

Total stockholders’ equity	13,419	19,273

Total Liabilities and Stockholders’ Equity	$18,104	$20,123

See accompanying notes to condensed financial statements.

NEUROLOGIX, INC. AND SUBSIDIARY
(A Development Stage Company)
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)
(Amounts in thousands, except share and per share amounts)

			For the period
			February 12, 1999
	Three Months Ended		(inception) through
	March 31,		March 31, 2009
	2009	2008

Revenues	$—	$—	$—
Operating expenses:
Research and development	1,409	1,082	21,026
General and administrative expenses	749	922	16,849

Loss from operations	(2,158)	(2,004)	(37,875)

Other income (expense):
Dividend, interest and other income	33	156	1,859
Interest expense — related parties	—	—	(411)
Charge for change in estimated fair value of derivative financial instruments — Warrants	(2,789)	—	(2,789)

Other income (expense), net	(2,756)	156	(1,341)

Net loss	(4,914)	(1,848)	$(39,216)

Preferred stock dividends	(717)	(589)

Net loss applicable to common stock	$(5,631)	$(2,437)

Net loss applicable to common stock per share, basic and diluted	$(0.20)	$(0.09)

Weighted average common shares outstanding, basic and diluted	27,764,058	27,632,808

See accompanying notes to condensed financial statements.

NEUROLOGIX, INC. AND SUBSIDIARY
(A Development Stage Company)
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIENCY)
FOR THE PERIOD FROM FEBRUARY 12, 1999 (INCEPTION) THROUGH MARCH 31, 2009
(UNAUDITED)
(Amounts in thousands, except for share and per share amounts)

									Deficit
									Accumulated
							Additional		During the
	Series D Preferred Stock		Series C Preferred Stock		Common Stock		Paid-in	Unearned	Development
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Compensation	Stage	Total

Sale of common stock to founders	—	$0	—	$0	6,004,146	$0	$4	$0	$0	$4
Net loss	—	—	—	—	—	—	—	—	(328)	(328)
Balance, December 31, 1999	—	$0	—	$0	6,004,146	$0	$4	$0	$(328)	$(324)
Net loss	—	—	—	—	—	—	—	—	(1,055)	(1,055)
Balance, December 31, 2000	—	$0	—	$0	6,004,146	$0	$4	$0	$(1,383)	$(1,379)
Stock options granted for services	—	—	—	—	—	—	9	—	—	9
Common stock issued for intangible assets at $0.09 per share	—	—	—	—	259,491	—	24	—	—	24
Net loss	—	—	—	—	—	—	—	—	(870)	(870)
Balance, December 31, 2001	—	$0	—	$0	6,263,637	$0	$37	$0	$(2,253)	$(2,216)
Retirement of founder shares	—	—	—	—	(33,126)	—	—	—	—	—
Common Stock issued pursuant to license agreement at $1.56 per share	—	—	—	—	368,761	—	577	(577)	—	—
Private placement of Series B convertible preferred stock	—	—	—	—	—	—	2,613	—	—	2,613
Amortization of unearned compensation	—	—	—	—	—	—	—	24	—	24
Net loss	—	—	—	—	—	—	—	—	(1,310)	(1,310)
Balance, December 31, 2002	—	$0	—	$0	6,599,272	$0	$3,227	$(553)	$(3,563)	$(889)
Sale of Common Stock	—	—	—	—	276,054	—	90	(89)	—	1
Amortization of unearned compensation	—	—	—	—	—	—	—	164	—	164
Net loss	—	—	—	—	—	—	—	—	(2,274)	(2,274)
Balance, December 31, 2003	—	$0	—	$0	6,875,326	$0	$3,317	$(478)	$(5,837)	$(2,998)
Conversion of note payable to Common Stock at $2.17 per share	—	—	—	—	1,091,321	1	2,371	—	—	2,372
Conversion of mandatory redeemable preferred stock to Common Stock	—	—	—	—	6,086,991	6	494	—	—	500
Conversion of Series B convertible preferred stock to Common Stock	—	—	—	—	1,354,746	1	(1)	—	—	—
Effects of reverse acquisition	—	—	—	—	7,103,020	14	5,886	—	—	5,900
Amortization of unearned compensation	—	—	—	—	—	—	—	202	—	202

NEUROLOGIX, INC. AND SUBSIDIARY
(A Development Stage Company)
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIENCY)
FOR THE PERIOD FROM FEBRUARY 12, 1999 (INCEPTION) THROUGH MARCH 31, 2009
(UNAUDITED)
(Amounts in thousands, except for share and per share amounts)

									Deficit
									Accumulated
							Additional		During the
	Series D Preferred Stock		Series C Preferred Stock		Common Stock		Paid-in	Unearned	Development
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Compensation	Stage	Total

Stock options granted for services	—	—	—	—	—	—	42	(42)	—	—
Exercise of stock options	—	—	—	—	10,000	—	15	—	—	15
Net loss	—	—	—	—	—	—	—	—	(2,937)	(2,937)
Balance, December 31, 2004	—	$0	—	$0	22,521,404	$22	$12,124	$(318)	$(8,774)	$3,054
Sale of Common Stock through private placement at an average price of $1.30 per share	—	—	—	—	2,473,914	4	3,062	—	—	3,066
Sale of Common Stock at an average price of $1.752 per share and warrants to Medtronic	—	—	—	—	1,141,552	1	2,794	—	—	2,795
Amortization of unearned compensation	—	—	—	—	—	—	—	825	—	825
Stock options granted for services	—	—	—	—	—	—	1,305	(1,305)	—	—
Exercise of stock options	—	—	—	—	406,054	—	127	—	—	127
Net loss	—	—	—	—	—	—	—	—	(5,345)	(5,345)
Balance, December 31, 2005	—	$0	—	$0	26,542,924	$27	$19,412	$(798)	$(14,119)	$4,522
Sale of Preferred Stock through private placement at an average price of $35.00 per share	—	—	342,857	34	—	—	11,578	—	—	11,612
Fair value of beneficial conversion rights issued in connection with issuance of Series C Preferred Stock	—	—	—	—	—	—	2,621	—	—	2,621
Preferred Dividend and accretion of fair value of beneficial conversion charge	—	—	25,298	3	—	—	(3)	—	(2,621)	(2,621)
Employee share-based compensation expense	—	—	—	—	—	—	1,193	—	—	1,193
Non-employee share-based compensation	—	—	—	—	—	—	83	—	—	83
Reclassification of prior year non-employee compensation to prepaid expenses	—	—	—	—	—	—	—	487	—	487
Effects of adoption of SFAS 123R	—	—	—	—	—	—	(311)	311	—	—
Net loss	—	—	—	—	—	—	—	—	(7,046)	(7,046)
Balance, December 31, 2006	—	$0	368,155	$37	26,542,924	$27	$34,573	$0	$(23,786)	$10,851
Sale of Series D Preferred Stock through private placement at an average price of $35.00 per share	428,571	43	—	—	—	—	14,727	—	—	14,770

NEUROLOGIX, INC. AND SUBSIDIARY
(A Development Stage Company)
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIENCY)
FOR THE PERIOD FROM FEBRUARY 12, 1999 (INCEPTION) THROUGH MARCH 31, 2009
(UNAUDITED)
(Amounts in thousands, except for share and per share amounts)

									Deficit
									Accumulated
							Additional		During the
	Series D Preferred Stock		Series C Preferred Stock		Common Stock		Paid-in	Unearned	Development
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Compensation	Stage	Total

Fair value of beneficial conversion rights issued in connection with the issuance of Series D Preferred Stock	—	—	—	—	—	—	2,130	—	—	2,130
Preferred Dividend and accretion of fair value of beneficial conversion charge	5,108	1	68,801	7	—	—	(8)	—	(2,130)	(2,130)
Contingent beneficial conversion feature related to Series C Preferred Stock	—	—	—	—	—	—	627	—	(627)	—
Induced conversion of preferred stock in connection with the issuance of Series D Preferred Stock	163,470	16	(230,184)	(23)	—	—	(347)	—	354	—
Issuance of Series C Preferred Stock in connection with induced conversion of preferred stock	—	—	93,940	9	—	—	2,949	—	(2,958)	—
Issuance of Common Stock in connection with issuance of Series D Preferred Stock	—	—	—	—	192,017	—	192	—	(192)	—
Employee share-based compensation expense	—	—	—	—	—	—	702	—	—	702
Non-employee share-based compensation	—	—	—	—	—	—	72	—	—	72
Conversion of Series C Preferred Stock to Common Stock	—	—	(5,597)	—	110,052	—	—	—	—	—
Exercise of stock options	—	—	—	—	787,815	1	590	—	—	591
Net loss	—	—	—	—	—	—	—	—	(6,817)	(6,817)
Balance, December 31, 2007	597,149	$60	295,115	$30	27,632,808	$28	$56,207	$0	$(36,156)	$20,169
Sale of Series D Preferred Stock through private placement at an average price of $35.00 per share	142,857	14	—	—	—	—	4,918	—	—	4,932
Fair value of beneficial conversion rights issued in connection with the issuance of Series D Preferred Stock	—	—	—	—	—	—	562	—	—	562
Accretion of fair value of beneficial conversion charge	—	—	—	—	—	—	—	—	(562)	(562)
Contingent beneficial conversion feature related to Series C Preferred Stock	—	—	—	—	—	—	212	—	(212)	—
Adjustment to preferred dividends accrued	(5,108)	(1)	(3,237)	(1)	—	—	2	—	—	—

NEUROLOGIX, INC. AND SUBSIDIARY
(A Development Stage Company)
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIENCY)
FOR THE PERIOD FROM FEBRUARY 12, 1999 (INCEPTION) THROUGH MARCH 31, 2009
(UNAUDITED)
(Amounts in thousands, except for share and per share amounts)

									Deficit
									Accumulated
							Additional		During the
	Series D Preferred Stock		Series C Preferred Stock		Common Stock		Paid-in	Unearned	Development
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Compensation	Stage	Total

Employee shared-based compensation expense	—	—	—	—	—	—	489	—	—	489
Non-employee share-based compensation	—	—	—	—	—	—	3	—	—	3
Conversion of Series C Preferred Stock to Common Stock	—	—	(6,000)	—	131,250	—	—	—	—	—
Net Loss	—	—	—	—	—	—	—	—	(6,320)	(6,320)
Balance December 31, 2008	734,898	$73	285,878	$29	27,764,058	$28	$62,393	$—	$(43,250)	$19,273

Employee shared-based compensation expense	—	—	—	—	—	—	73	—	—	73
Non-employee share-based compensation	—	—	—	—	—	—	57	—	—	57
Cumulative effect of adoption of EITF No. 07-05	—	—	—	—	—	—	(6,252)	—	5,182	(1,070)
Net Loss	—	—	—	—	—	—	—	—	(4,914)	(4,914)

Balance March 31, 2009	734,898	$73	285,878	$29	27,764,058	$28	$56,271	$—	$(42,982)	$13,419

See accompanying notes to condensed financial statements.

NEUROLOGIX, INC. AND SUBSIDIARY
(A Development Stage Company)
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(Amounts in thousands)

			For the period February
			12, 1999 (inception)
	Three Months Ended March 31,		through
	2009	2008	March 31, 2009

Operating activities:
Net loss	$(4,914)	$(1,848)	$(39,216)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	20	29	568
Amortization	18	14	340
Gain on redemption of investment	—	—	(62)
Stock options granted for services	—	—	9
Impairment of intangible assets	—	29	194
Amortization of non-employee share-based compensation	67	13	1,546
Share-based employee compensation expense	73	119	2,457
Non-cash interest expense	—	—	378
Charge for change in estimated fair value of derivative financial instruments — Warrants	2,789	—	2,789
Changes in operating assets and liabilities
Decrease (increase) in prepaid expenses and other current assets	12	(12)	665
(Decrease) increase in accounts payable and accrued expenses	(24)	(480)	765

Net cash used in operating activities	(1,959)	(2,136)	(29,567)

Investing activities:
Security deposits paid	—	—	(7)
Purchases of equipment	—	(1)	(575)
Additions to intangible assets	(62)	(46)	(1,296)
Proceeds from redemption of investment	—	—	65
Purchases of marketable securities	—	—	(12,673)
Proceeds from maturities of marketable securities	—	—	12,673

Net cash used in investing activities	(62)	(47)	(1,813)

Financing activities:
Proceeds from note payable	—	—	1,100
Borrowings from related party	—	—	2,000
Cash acquired in Merger	—	—	5,413
Merger-related costs	—	—	(375)
Payments of capital lease obligations	—	—	(99)
Proceeds from exercise of stock options	—	—	733
Proceeds from issuance of common stock and warrants	—	—	5,066
Proceeds from issuance of preferred stock	—	—	34,427

Net cash provided by financing activities	—	—	48,265

Net (decrease) increase in cash and cash equivalents	(2,021)	(2,183)	16,885
Cash and cash equivalents, beginning of period	18,906	20,157	—

NEUROLOGIX, INC. AND SUBSIDIARY
(A Development Stage Company)
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(Amounts in thousands)

			For the period February
			12, 1999 (inception)
	Three Months Ended March 31,		through
	2009	2008	March 31, 2009

Cash and cash equivalents, end of period	$16,885	$17,974	$16,885

Supplemental disclosure of non-cash investing and financing activities:
Dividends on Series C Preferred Stock paid in preferred shares	$—	$—	$1,811
Accrued dividends on Preferred Stock	$717	$589	$3,661
Accretion of fair value of beneficial conversion on preferred stock	$—	$—	$5,313
Accretion of contingent beneficial conversion related on Series C Preferred Stock	$—	$—	$839
Induced conversion of preferred stock in connection with issuance of Series D Preferred Stock	$—	$—	$2,796
Issuance of Common Stock to pay debt	$—	$—	$2,372
Reverse acquisition — net liabilities assumed, excluding cash	$—	$—	$(214)
Mandatory redeemable convertible preferred stock converted to Common Stock	$—	$—	$500
Common Stock issued to acquire intangible assets	$—	$—	$24
Stock options granted for services	$—	$—	$1,424
Deferred research and development cost resulting from Medtronic Stock Purchase	$—	$—	$795
Acquisition of equipment through capital leases	$—	$—	$106
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
     The Company incurred net losses of $4,914, $1,848 and $39,216 and negative cash flows from operating activities of $1,959, $2,136 and $29,567 for the three months ended March 31, 2009 and 2008 and for the period from February 12, 1999 (inception) to March 31, 2009, respectively. The Company expects that it will continue to incur net losses and cash flow deficiencies from operating activities for the foreseeable future.
     The Company had cash and cash equivalents of $16,885 and $18,906 as of March 31, 2009 and December 31, 2008, respectively. Management believes that the Company’s current resources will enable it to continue as a going concern through at least June 30, 2010. The Company’s existing resources, however, are not sufficient to allow it perform all of the clinical trials required for drug approval and marketing. Accordingly, it will, from time to time, continue to seek additional funds through public or private equity offerings, debt financings or corporate collaboration and licensing arrangements. The Company does not know whether additional financing will be available when needed, or, if available, will be on acceptable or favorable terms to it or its stockholders.
(2) Basis of Presentation
     The accompanying unaudited condensed financial statements of the Company should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 (the “2008 10-K”) filed with the Securities and Exchange Commission (the “SEC”) on March 25, 2009. The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information, the instructions to Form 10-Q and the rules and regulations of the SEC. Accordingly, since they are interim statements, the accompanying financial statements do not include all of the information and notes required by GAAP for annual financial statements, but reflect all adjustments consisting of normal, recurring adjustments, that are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. Interim results are not necessarily indicative of results for a full year. The December 31, 2008 consolidated balance sheet information was derived from the audited consolidated financial statements as of that date.

(3) Summary of Significant Accounting Policies
     (a) Stock-Based Compensation:
     At March 31, 2009, the Company had one active share-based employee compensation plan available for employees, non-employee directors and consultant grants. Stock option awards granted from this plan are granted at the fair market value on the date of grant, and vest over a period determined at the time the options are granted, ranging from zero to three years, and generally have a maximum term of ten years. Certain options provide for accelerated vesting if there is a change in control (as defined in the plans) or if there is a termination of employment event for specified reasons set forth in certain employment agreements. When options are exercised, new shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”), are issued.
     Effective January 1, 2006, the Company adopted SFAS No. 123R, “Share-based Payment” (“SFAS 123R”), for employee stock options and other share-based compensation using the modified prospective method. No share-based employee compensation cost had been reflected in net loss prior to the adoption of SFAS 123R.
     The total value of the stock option awards is expensed ratably over the service period of the employees receiving the awards. As of March 31, 2009, total unrecognized compensation cost related to stock option awards, to be recognized as expense subsequent to March 31, 2009, was approximately $94, and the related weighted-average period over which it is expected to be recognized was approximately 1 year.
     The amount of compensation expense recognized under SFAS 123R during the three months ended March 31, 2009 and 2008 was comprised of the following:

	Three Months Ended March 31,
	2009	2008

Research and development	$18	$37
General and administrative	55	82

Share-based compensation expense	$73	$119

Net share-based compensation expenses per basic and diluted common share	$(0.00)	$(0.00)

     A summary of option activity as of March 31, 2009 and changes during the three months then ended is presented below:

			Weighted-
			Average
	Shares	Weighted- Average	Remaining	Aggregate
	Subject to Option	Exercise	Contractual	Intrinsic
Options	(000)	Price	Term (years)	Value
Outstanding at December 31, 2008	3,623	$1.38	6.60
Granted	—	—
Exercised	—	—
Forfeited or expired	(8)	0.62

Outstanding at March 31, 2009	3,615	$1.38	6.41	$0

Exercisable at March 31, 2009	2,603	$1.59	5.91	$0
     The fair value of the options is estimated under SFAS 123R on the date of grant using the Black-Scholes option valuation model. Expected volatility is based on historical volatility of the Common Stock. The risk-free rate is based on the five-year U.S. Treasury security rate.
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
     In December 2007, the SEC issued Staff Accounting Bulletin No. 110 (“SAB 110”). SAB 110 was effective January 1, 2008 and expresses the views of the Staff of the SEC with respect to extending the use of the simplified method, as discussed in SAB 107, in developing an estimate of the expected term of “plain vanilla” share options in accordance with SFAS 123R. The Company will continue to use the simplified method until it has the historical data necessary to provide a reasonable estimate of expected life in accordance with SAB 107, as amended by SAB 110. For the expected term, the Company has “plain-vanilla” stock options, and therefore used a simple average of the vesting period and the contractual term for options granted subsequent to January 1, 2006 as permitted by SAB 107.
     There were no options granted during the three months ended March 31, 2009 or March 31, 2008.

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
     The following outstanding securities were not included in the computation of diluted net loss per share because to do so would have had an anti-dilutive effect for the periods presented:

	As of March 31,
	2009	2008
Stock options	3,615,833	2,877,333
Warrants	7,441,920	6,364,334
Common Stock issuable upon conversion of Series A Convertible Preferred Stock	645	645
Common Stock issuable upon conversion of Series C Convertible Preferred Stock	7,060,856	6,477,020
Common Stock issuable upon conversion of Series D Convertible Preferred Stock	24,216,821	18,328,284
     (c) Derivative Instruments:
     The Company accounts for derivatives in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), which provides accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts. All derivatives are recorded on the Company’s statement of financial position at fair value in accordance with current accounting guidelines for such complex financial instruments. (See Note 4 and Note 5).

     Effective January 1, 2009, the Company adopted Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 requires entities that utilize derivative instruments to provide qualitative disclosures about their objectives and strategies for using such instruments, as well as any details of credit-risk-related contingent features contained within derivatives. SFAS 161 also requires entities to disclose additional information about the amounts and location of derivatives located within the financial statements, how the provisions of SFAS 133 have been applied, and the impact that hedges have on an entity’s financial position, financial performance, and cash flows. The Company’s derivative liabilities are related to warrants issued in connection with financing transactions and are therefore not designated as hedging instruments.
     (d) Financial Instruments and Fair Value:
     Effective January 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), for financial assets and liabilities. SFAS 157 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy under SFAS 157 are described below:
     Level 1 — Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;
     Level 2 — Quoted prices in markets that are not active or financial instruments for which all significant inputs are observable, either directly or indirectly; and
     Level 3 — Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.
     In estimating the fair value of the Company’s derivative liabilities, the Company used the probability-weighted Black-Scholes option pricing model. (See Note 4 and Note 5).
     (e) Recent Accounting Pronouncements:
     Effective January 1, 2009, the Company adopted FASB Staff Position No. FAS 157-2, “Partial Deferral of the Effective Date of Statement 157” (“FSP 157-2”). FSP 157-2 delayed the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008. The adoption of FSP 157-2 did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.
(4) Derivative Financial Instruments
     Effective January 1, 2009, the Company adopted EITF Issue No. 07-05, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (“EITF 07-05”). EITF 07-05 clarifies the determination of whether an instrument issued by an entity (or an embedded feature in the instrument) is indexed to an entity’s own stock, which would qualify as a scope exception under SFAS 133.
     Based upon the Company’s analysis of the EITF 07-05 criteria, certain warrants (the “Warrants”) issued in connection with the issuance of the Series C Convertible Preferred Stock, par value $0.10 per share, and the Series D Convertible Preferred Stock, par value $0.10 per share, must now be treated as derivative liabilities in the Company’s statement of financial position. Prior to the adoption of EITF 07-05, the Company accounted for the Warrants as components of stockholders’ equity under SFAS 133.
     Consistent with EITF 07-05’s requirements, the Company recognized the cumulative effect of the change in accounting principle to reduce the opening balance of the deficit accumulated during the development stage for fiscal year 2009. The cumulative effect adjustment of $5,182 represents the difference between the amounts recognized in the statement financial position before initial application of EITF 07-05 on January 1, 2009. Additionally, the initial fair value of the Warrants, aggregating $6,252, which were initially recorded as additional paid-in capital upon issuance, was reclassified to long-term liabilities upon adoption of EITF 07-05. The amounts recognized at initial issuance were determined based on the estimated fair value of the Warrants using a probability-weighted Black-Scholes option pricing model. Prospectively, the Warrants will be re-measured at each balance sheet date based on estimated fair value, and any resultant changes in fair value will be recorded as non-cash valuation adjustments within other income (expense) in the Company’s statement of operations. During the three months ended March 31, 2009, the Company recorded other expense of $2,789 relating to the change in fair value of the Warrants during this period.
     The Company estimates the fair value of the Warrants using the probability-weighted Black-Scholes option pricing model. The assumptions used for the three months ended March 31, 2009 are noted in the following table:

Three Months Ended
March 31, 2009
Expected option term	5 to 7 years
Risk-free interest rate	1.87% - 2.28%
Expected volatility	117%
Dividend yield	0%
     Expected volatility is based on historical volatility of the Company’s common stock. The Warrants have a transferability provision and based on guidance provided in SAB 107 for options issued with such a provision, we used the full contractual term as the expected term of the Warrants. The risk free rate is based on the five-year and seven-year U.S. Treasury security rates.
(5) Fair Value Measurements
     The following table presents the Company’s liabilities that are measured and recognized at fair value on a recurring basis classified under the appropriate level of the fair value hierarchy as of March 31, 2009:

Quoted
Prices in
Active
Markets
	for	Significant
	Identical	Other	Significant
	Assets and	Observable	Unobservable	Balance as
	Liabilities	Inputs	Inputs	of March
Description	(Level 1)	(Level 2)	(Level 3)	31, 2009
Derivative liabilities related to Warrants	$—	$—	$3,859	$3,859

     The following table sets forth a summary of changes in the fair value of the Company’s Level 3 liabilities for the three months ended March 31, 2009:

Cumulative
Effect of the
	Balance at	Adoption of		Balance as
	December	EITF 07-05	Unrealized	of March
Description	31, 2008	(See Note 4)	Losses	31, 2009
Derivative liabilities related to Warrants	$—	$1,070	$2,789	$3,859

     The unrealized losses on the derivative liabilities are classified in other expenses as a change in derivative liabilities in the Company’s statement of operations. Fair value is determined based on a probability-weighted Black-Scholes option pricing model calculation. (See Note 4).
     A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. At each reporting period, the Company performs a detailed analysis of the assets and liabilities that are subject to SFAS 157. At each reporting period, all assets and liabilities for which the fair value measurement is based on significant unobservable inputs or instruments which trade infrequently and therefore have little or no price transparency are classified as Level 3.
(6) Commitments and Contingencies
     License Agreement:
     On January 13, 2009, the Company entered into a License Agreement (the “Cornell License Agreement”), with Cornell University (“Cornell”), whereby Cornell granted the Company an exclusive license for the worldwide use of certain patents for the development of products and methods for the treatment of psychiatric conditions. Under the terms of the Cornell License Agreement, the Company paid Cornell an initial fee, and, during the term of the Cornell License Agreement, will pay Cornell an annual license maintenance fee and certain milestone and royalty payments as provided for in the Cornell License Agreement. In addition, the Company agreed to continue providing research support to Cornell under the Clinical Study Agreement during the term of the Cornell License Agreement.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion should be read in conjunction with the unaudited financial statements and accompanying notes in this quarterly report on Form 10-Q and the audited financial statements and notes thereto as of and for the year ended December 31, 2008 included in the 2008 10-K. Operating results are not necessarily indicative of results that may occur in future periods. All amounts in this Item 2 are in thousands.
Business Overview
     The Company is a development stage company that is engaged in the research and development of proprietary treatments for disorders of the brain and central nervous system using gene transfer and other innovative therapies. These treatments are designed as alternatives to conventional surgical and pharmacological treatments.
     To date, the Company has not generated any operating revenues and has incurred annual net losses. From inception through March 31, 2009, the Company had an accumulated deficit of $42,982, and it expects to incur additional losses for the foreseeable future. The Company recognized net losses of $4,914 for the three months ended March 31, 2009, and $1,848 for the three months ended March 31, 2008.
     Since its inception, the Company has financed its operations primarily through sales of its equity and debt securities. From inception through March 31, 2009, the Company received proceeds primarily from private sales of equity and debt securities and from its merger in February 2004 of approximately $44,531 in the aggregate.
     The Company has devoted a significant portion of its capital resources to the research and development of its products. The Company’s primary efforts are directed to the development of a therapeutic product to meet the needs of patients suffering from Parkinson’s disease.
     In addition to its product for Parkinson’s disease, the Company is undertaking efforts to develop products for the treatment of Huntington’s disease and temporal lobe epilepsy (“TLE”). The Company believes that its current resources are sufficient to conduct a clinical trial for its Huntington’s disease product. Such trial would be conducted in a foreign location and would involve human patients who will receive a brain infusion of the Company’s gene-based treatment for the disease. The timing of such trial is subject to the availability of the adeno-associated virus (“AAV”) vector and an infusion system, and to the receipt of applicable regulatory approvals. The Company does not anticipate using its current funds for the further development of its TLE product at this time. See “Plan of Operation — Epilepsy” and “Plan of Operation — Huntington’s disease” below.

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
     In December 2008, the Company initiated a Phase 2 clinical trial for Parkinson’s disease. This trial is a randomized, controlled study designed to further establish the effectiveness and the safety of the treatment. The trail is being conducted in multiple medical centers throughout the U.S. with an expected 40 trial participants, 20 of which will be randomly selected to receive the treatment and 20 of which will be randomly selected to receive a sterile saline solution. The Company expects to conclude the surgeries for its Phase 2 clinical trial in the second half of 2009 and announce initial efficacy data in the first half of 2010.
     The Company will take steps to move toward a pivotal trial for treatment of Parkinson’s disease, and hopes to be in a position to file its protocol with the U.S. Food and Drug Administration (“FDA”) in 2010 or 2011. The Company’s conduct of such trial will require, among other things, approval by the FDA. Currently, the Company estimates that the pivotal trial could be completed in 2013 and the estimated total costs to reach that milestone are expected to be in excess of $20,000.
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
     In August 2008, the Company entered into a license agreement with respect to an exclusive license for the worldwide rights, excluding China, for the use of dXIAP for therapeutic or prophylactic purposes in the treatment of Huntington’s disease.
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
     During the second quarter of 2008, the Company learned that further action is required to protect adequately the Company’s intellectual property rights in its technology relating to its TLE product. The Company recently discovered that certain individuals, not affiliated with the Company, may also have rights to use certain technology currently used by the Company with respect to the TLE product. If the Company elects to proceed with its Phase 1 clinical trial for its TLE product, the Company will need to conduct an additional pre-clinical study in non-human primates, which would be conducted in accordance with guidance received from the FDA.
     Based on the foregoing, the commencement of a Phase 1 clinical trial for the Company’s TLE product will be subject, among other things, to the successful resolution of the above mentioned intellectual property issues, to the successful completion of an additional pre-clinical study, the availability of funding, concurrence by the FDA and procurement of related intellectual property licenses.
     Other Therapies
     The Company will also continue its efforts in developing therapies to treat other neurodegenerative and metabolic disorders, including depression and genetically-based obesity under its research agreements with Cornell University for its Medical College and Ohio State University.
     Future Operating Expenditures
     Over the next 12 months, in addition to its normal recurring expenditures, the Company expects to spend approximately $6,000 in Phase 2 clinical trial expenses with regard to its Parkinson’s treatment; $1,000 in costs associated with operating as a publicly traded company, such as legal fees, accounting fees, insurance fees, insurance premiums, investor and public relations fees; $600 in clinical trial expenses with regard to its Huntington’s disease product; $700 in research and licensing fees; and $200 in costs associated with scaling up its manufacturing capabilities for the supply of product for a Parkinson’s pivotal trial.
Results of Operations
Three Months Ended March 31, 2009 Compared to the Three Months Ended March 31, 2008
     Revenues. The Company did not generate any operating revenues in the three months ended March 31, 2009 or in the three months ended March 31, 2008.

     Costs and Expenses.
     Research and Development. Research and development expenses increased by $327 during the three months ended March 31, 2009 to $1,409 as compared to $1,082 during the comparable period in 2008. The increase is mainly due to a $236 increase in fees related to license agreements and sponsored research agreements, as well as a $102 increase in process development expenses for large scale manufacturing of the Company’s products and infusion devices and a $50 increase in non-cash compensation to scientific consultants. This increase was offset by decreases, from the prior comparable period, of $42 in clinical trial expenses associated with the Company’s Parkinson’s disease product and $32 in employee compensation expenses.
     General and Administrative. General and administrative expenses decreased by $173 to $749 during the three months ended March 31, 2009, as compared to $922 during the comparable period in 2008. This decrease was due, in part, to a $62 reduction in professional fees, including legal fees, accounting fees, investor and public relations fees and recruiting fees, a $51 decrease in employee compensation expenses, and a $29 reduction in patent impairment charges.
     Other Income (Expense), Net. The Company had net other expenses of $2,756 during the three months ended March 31, 2009, as compared to net other income of $156 during the comparable period in 2008. The change is mainly due to a $2,789 charge incurred for the increase in estimated fair value of its derivative liabilities during the three months ended March 31, 2009. Additionally, the Company earned $123 less in interest income during the three months ended March 31, 2009 as compared to the comparable period in 2008.
Liquidity and Capital Resources
     Cash and cash equivalents were $16,885 at March 31, 2009.
     The Company is a development stage company and has not generated any operating revenues as of March 31, 2009. In addition, the Company will continue to incur net losses and cash flow deficiencies from operating activities for the foreseeable future.
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
     Net cash used in operating activities was $1,959 for the three months ended March 31, 2009 as compared to $2,136 during the comparable period in 2008. The $177 decrease in net cash used in operations was due to a $480 decrease in cash used as a result of changes to working capital in 2009, offset by a $154 increase in operating expenses and a $123 decrease in interest income for the three months ended March 31, 2009.

     The Company had net cash used in investing activities of $62 during the three months ended March 31, 2009 as compared to $47 during the three months ended March 31, 2008. Cash used in investing activities relates to purchases of equipment and additions to intangible assets made by the Company during 2009 and 2008.
     The Company had no net cash used in or provided by financing activities during the three months ended March 31, 2009 and 2008.
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
     Other factors and assumptions not identified above could also cause the actual results to differ materially from those set forth in the forward-looking statements. Additional information regarding factors which could cause results to differ materially from management’s expectations is found in the section entitled “Risk Factors” contained in the 2008 10-K. Although the Company believes these assumptions are reasonable, no assurance can be given that they will prove correct. Accordingly, you should not rely upon forward-looking statements as a prediction of actual results. Further, the Company undertakes no obligation to update forward-looking statements after the date they are made or to conform the statements to actual results or changes in the Company’s expectations.

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
     As of March 31, 2009, the Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures. Based on the foregoing, its Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2009.
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

NEUROLOGIX, INC.
May 11, 2009	/s/ John E. Mordock
John E. Mordock
President and Chief Executive Officer (as Principal Executive Officer)

May 11, 2009	/s/ Marc L. Panoff
Marc L. Panoff
Chief Financial Officer, Secretary and Treasurer (as Principal Accounting Officer/Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit

31.1	Rule 13a-14(a)/15d-14(a) Certification of President and Chief Executive Officer (as Principal Executive Officer).**

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer, Secretary and Treasurer (as Principal Accounting Officer/Principal Financial Officer).**

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer, Secretary and Treasurer.**

**	Filed herewith