Form 10-Q
period 2009-06-30
NEUROLOGIX INC/DE
filed 2009-08-12
CIK 356591

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended June 30, 2009
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 000-13347
NEUROLOGIX, INC.
(Exact name of Registrant as specified in its charter)

Delaware	06-1582875

(State or other jurisdiction	(I.R.S. Employer Identification No.)
of incorporation or organization)
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of August 10, 2009, 27,865,010 shares of common stock were outstanding.

NEUROLOGIX, INC. AND SUBSIDIARY
(A Development Stage Company)
CONDENSED BALANCE SHEETS
(Amounts in thousands, except share and per share amounts)

	June 30,	December 31,
	2009	2008
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$14,736	$18,906
Prepaid expenses and other current assets	315	323

Total current assets	15,051	19,229
Equipment, less accumulated depreciation of $584 and $542 at June 30, 2009 and December 31, 2008, respectively	128	141
Intangible assets, less accumulated amortization of $222 and $182 at June 30, 2009 and December 31, 2008, respectively	836	748
Other assets	5	5

Total Assets	$16,020	$20,123

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$1,489	$850

Total current liabilities	1,489	850

Derivative financial instruments, at estimated fair value — Warrants	3,050	—

Total liabilities	4,539	850

Commitments and contingencies
Stockholders’ equity:
Preferred stock; 5,000,000 shares authorized
Series A — Convertible, $0.10 par value; 650 shares designated, 645 shares issued and outstanding at June 30, 2009 and December 31, 2008, with an aggregate liquidation preference of $1	—	—
Series C — Convertible, $0.10 par value; 700,000 shares designated, 281,263 and 285,878 shares issued and outstanding at June 30, 2009 and December 31, 2008, respectively, with an aggregate liquidation preference of $6,558 and $5,863 at June 30, 2009 and December 31, 2008, respectively	28	29
Series D — Convertible, $0.10 par value; 792,100 shares designated, 734,898 shares issued and outstanding at June 30, 2009 and December 31, 2008, with an aggregate liquidation preference of $28,392 and $27,031 at June 30, 2009 and December 31, 2008, respectively	73	73
Common Stock:
$0.001 par value; 100,000,000 shares authorized, 27,865,010 and 27,764,058 issued and outstanding at June 30, 2009 and December 31, 2008, respectively	28	28
Additional paid-in capital	56,557	62,393
Deficit accumulated during the development stage	(45,205)	(43,250)

Total stockholders’ equity	11,481	19,273

Total Liabilities and Stockholders’ Equity	$16,020	$20,123

See accompanying notes to condensed financial statements.

NEUROLOGIX, INC. AND SUBSIDIARY
(A Development Stage Company)
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)
(Amounts in thousands, except share and per share amounts)

					For the period
	Six Months Ended June 30,		Three Months Ended June 30,		February 12, 1999 (inception) through
	2009	2008	2009	2008	June 30, 2009
Revenues	$—	$—	$—	$—	$—

Operating expenses:

Research and development	3,658	1,829	2,249	747	23,275

General and administrative expenses	1,548	1,761	799	839	17,648

Loss from operations	(5,206)	(3,590)	(3,048)	(1,586)	(40,923)

Other income (expense):

Dividend, interest and other income	49	311	16	155	1,875

Interest expense-related parties	—	—	—	—	(411)
Change in estimated fair value of derivative financial instruments — Warrants	(1,980)	—	809	—	(1,980)

Other income (expense), net	(1,931)	311	825	155	(516)

Net loss	(7,137)	(3,279)	(2,223)	(1,431)	$(41,439)

Preferred stock dividends	(1,451)	(1,230)	(734)	(641)

Charge for accretion of beneficial conversion feature	—	(562)	—	(562)

Charge for contingent beneficial conversion feature	—	(212)	—	(212)

Net loss applicable to common stock	$(8,588)	$(5,283)	$(2,957)	$(2,846)

Net loss applicable to common stock per share, basic and diluted	$(0.31)	$(0.19)	$(0.11)	$(0.10)

Weighted average common shares outstanding, basic and diluted	27,795,850	27,632,808	27,827,292	27,632,808

See accompanying notes to condensed financial statements.

NEUROLOGIX, INC. AND SUBSIDIARY
(A Development Stage Company)
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIENCY)
FOR THE PERIOD FROM FEBRUARY 12, 1999 (INCEPTION) THROUGH JUNE 30, 2009
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
FOR THE PERIOD FROM FEBRUARY 12, 1999 (INCEPTION) THROUGH JUNE 30, 2009
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
FOR THE PERIOD FROM FEBRUARY 12, 1999 (INCEPTION) THROUGH JUNE 30, 2009
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

NEUROLOGIX, INC. AND SUBSIDIARY
(A Development Stage Company)
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIENCY)
FOR THE PERIOD FROM FEBRUARY 12, 1999 (INCEPTION) THROUGH JUNE 30, 2009
(UNAUDITED)
(Amounts in thousands, except for share and per share amounts)

									Deficit
									Accumulated
							Additional		During the
	Series D Preferred Stock		Series C Preferred Stock		Common Stock		Paid-in	Unearned	Development
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Compensation	Stage	Total

Employee share-based compensation expense	—	—	—	—	—	—	489	—	—	489
Non-employee share-based compensation	—	—	—	—	—	—	3	—	—	3
Conversion of Series C Preferred Stock to Common Stock	—	—	(6,000)	—	131,250	—	—	—	—	—
Net Loss	—	—	—	—	—	—	—	—	(6,320)	(6,320)
Balance December 31, 2008	734,898	$73	285,878	$29	27,764,058	$28	$62,393	$0	$(43,250)	$19,273
Employee share-based compensation expense	—	—	—	—	—	—	305	—	—	305
Non-employee share-based compensation	—	—	—	—	—	—	110	—	—	110
Cumulative effect of adoption of EITF No. 07-05	—	—	—	—	—	—	(6,252)	—	5,182	(1,070)
Conversion of Series C Preferred Stock to Common Stock	—	—	(4,615)	(1)	100,952	—	1	—	—	—
Net Loss	—	—	—	—	—	—	—	—	(7,137)	(7,137)

Balance June 30, 2009	734,898	$73	281,263	$28	27,865,010	$28	$56,557	$0	$(45,205)	$11,481

See accompanying notes to condensed financial statements.

NEUROLOGIX, INC. AND SUBSIDIARY
(A Development Stage Company)
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(Amounts in thousands)

			For the period February
			12, 1999 (inception)
	Six Months Ended June 30,		through
	2009	2008	June 30, 2009
Operating activities:
Net loss	$(7,137)	$(3,279)	$(41,439)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	42	58	590
Amortization	40	27	362
Gain on redemption of investment	—	—	(62)
Stock options granted for services	—	—	9
Impairment of intangible assets	—	29	194
Amortization of non-employee share-based compensation	132	18	1,611
Share-based employee compensation expense	305	325	2,689
Non-cash interest expense	—	—	378
Change in estimated fair value of derivative financial instruments	1,980	—	1,980
Changes in operating assets and liabilities
(Increase) decrease in prepaid expenses and other current assets	(13)	84	640
Increase (decrease) in accounts payable and accrued expenses	638	(662)	1,427

Net cash used in operating activities	(4,013)	(3,400)	(31,621)

Investing activities:
Security deposits paid	—	—	(7)
Purchases of equipment	(29)	(5)	(604)
Additions to intangible assets	(128)	(140)	(1,362)
Proceeds from redemption of investment	—	—	65
Purchases of marketable securities	—	—	(12,673)
Proceeds from maturities of marketable securities	—	—	12,673

Net cash used in investing activities	(157)	(145)	(1,908)

Financing activities:
Proceeds from note payable	—	—	1,100
Borrowings from related party	—	—	2,000
Cash acquired in Merger	—	—	5,413
Merger-related costs	—	—	(375)
Payments of capital lease obligations	—	—	(99)
Proceeds from exercise of stock options	—	—	733
Proceeds from issuance of common stock and warrants	—	—	5,066
Proceeds from issuance of preferred stock	—	4,957	34,427

Net cash provided by financing activities	—	4,957	48,265

Net (decrease) increase in cash and cash equivalents	(4,170)	1,412	14,736
Cash and cash equivalents, beginning of period	18,906	20,157	—

NEUROLOGIX, INC. AND SUBSIDIARY
(A Development Stage Company)
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(Amounts in thousands)

			For the period February
			12, 1999 (inception)
	Six Months Ended June 30,		through
	2009	2008	June 30, 2009
Cash and cash equivalents, end of period	$14,736	$21,569	$14,736

Supplemental disclosure of non-cash investing and financing activities:
Dividends on Series C Preferred Stock paid in preferred shares	$—	$—	$1,811
Accrued dividends on Preferred Stock	$1,451	$1,230	$4,395
Accretion of fair value of beneficial conversion on preferred stock	$—	$562	$5,313
Accretion of contingent beneficial conversion related on Series C Preferred Stock	$—	$212	$839
Induced conversion of preferred stock in connection with issuance of Series D Preferred Stock	$—	$—	$2,796
Issuance of Common Stock to pay debt	$—	$—	$2,372
Reverse acquisition — net liabilities assumed, excluding cash	$—	$—	$(214)
Mandatory redeemable convertible preferred stock converted to Common Stock	$—	$—	$500
Common Stock issued to acquire intangible assets	$—	$—	$24

Stock options granted for services	$—	$—	$1,424

Deferred research and development cost resulting from Medtronic Stock Purchase	$—	$—	$795

Acquisition of equipment through capital leases	$—	$—	$106
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
The Company incurred net losses of $7,137, $3,279 and $41,439 and negative cash flows from operating activities of $4,013, $3,400 and $31,621 for the six months ended June 30, 2009 and 2008 and for the period from February 12, 1999 (inception) to June 30, 2009, respectively. The Company expects that it will continue to incur net losses and cash flow deficiencies from operating activities for the foreseeable future.
The Company had cash and cash equivalents of $14,736 and $18,906 as of June 30, 2009 and December 31, 2008, respectively. Management believes that the Company’s current resources will enable it to continue as a going concern through at least June 30, 2010. The Company’s existing resources, however, are not sufficient to allow it perform all of the clinical trials required for drug approval and marketing. Accordingly, it will, from time to time, continue to seek additional funds through public or private equity offerings, debt financings or corporate collaboration and licensing arrangements. The Company does not know whether additional financing will be available when needed, or, if available, will be on acceptable or favorable terms to it or its stockholders. If the Company is unable to secure additional funding in the second half of 2009 or shortly thereafter, its ability to continue as a going concern may be in doubt.
(2) Basis of Presentation
The accompanying unaudited financial statements of the Company should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 (the “2008 10-K”) filed with the Securities and Exchange Commission (the “SEC”) on March 25, 2009. The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information, the instructions to Form 10-Q and the rules and regulations of the SEC. Accordingly, since they are interim statements, the accompanying financial statements do not include all of the information and notes required by GAAP for annual financial statements, but reflect all adjustments consisting of normal, recurring adjustments, that are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. Interim results are not necessarily indicative of results for a full year. The December 31, 2008 consolidated balance sheet information was derived from the audited consolidated financial statements as of that date.

(3) Summary of Significant Accounting Policies
(a) Stock-Based Compensation:
At June 30, 2009, the Company had one active share-based employee compensation plan available for grants to employees, non-employee directors and consultants. Stock option awards granted from this plan are granted at the fair market value on the date of grant, vest over a period determined at the time the options are granted, ranging from zero to three years, and generally have a maximum term of ten years. Certain options provide for accelerated vesting if there is a change in control (as defined in the plans) or if there is a termination of employment event for specified reasons set forth in certain employment agreements. When options are exercised, new shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”), are issued.
The Company’s accompanying unaudited statements of operations reflect share-based compensation expense, recorded in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-based Payment” (“SFAS 123R”), for employee stock options and other share-based compensation using the modified prospective method.
The total value of the stock option awards is expensed ratably over the service period of the employees receiving the awards. As of June 30, 2009, total unrecognized compensation cost related to stock option awards, to be recognized as expense subsequent to June 30, 2009, was approximately $345, and the related weighted-average period over which it is expected to be recognized was approximately 1 year.
The amount of compensation expense recognized under SFAS 123R during the three and six months ended June 30, 2009 and 2008 was comprised of the following:

	Six Months Ended June 30,		Three Months Ended June 30,
	2009	2008	2009	2008
Research and development	$90	$90	$72	$53
General and administrative	215	235	160	153

Share-based compensation expense	$305	$325	$232	$206

Net share-based compensation expenses per basic and diluted common share	$(0.01)	$(0.01)	$(0.01)	$(0.01)

A summary of option activity as of June 30, 2009 and changes during the six months then ended is presented below:

			Weighted-
	Shares	Weighted-	Average
	Subject to	Average	Remaining	Aggregate
	Option	Exercise	Contractual	Intrinsic
Options	(000)	Price	Term (years)	Value
Outstanding at December 31, 2008	3,623	$1.38
Granted	1,088	0.65
Exercised	—	—
Forfeited or expired	(37)	1.36

Outstanding at June 30, 2009	4,674	$1.21	6.81	$0

Exercisable at June 30, 2009	3,570	$1.37	6.31	$0
The weighted-average grant-date fair value of options granted during the six months ended June 30, 2009 and 2008 was $0.52 and $0.46, respectively and was estimated using the Black-Scholes option pricing model.
The fair value of each stock option award is estimated under SFAS 123R on the date of the grant using the Black-Scholes option pricing model based on the assumptions noted in the following table:

	Six Months Ended June 30,
	2009	2008
Expected option term	5-6	5-6
Risk-free interest rate	2.06%	3.79%
Expected volatility	116%	91%
Dividend yield	0%	0%
Expected volatility is based on historical volatility of the Common Stock. The risk-free rate is based on the five-year U.S. Treasury security rate.
The expected option term represents the period that stock-based awards are expected to be outstanding based on the simplified method provided in Staff Accounting Bulletin No. 107 (“SAB 107”), which averages an award’s weighted-average vesting period and expected term for “plain vanilla” share options. Under SAB 107, options are considered to be “plain vanilla” if they have the following basic characteristics: granted “at-the-money”; exercisability is conditioned upon service through the vesting date; termination of service prior to vesting results in forfeiture; limited exercise period following termination of service; and options are non-transferable and non-hedgeable.
In December 2007, the SEC issued Staff Accounting Bulletin No. 110 (“SAB 110”). SAB 110 was effective January 1, 2008 and expresses the views of the staff of the SEC with respect to extending the use of the simplified method, provided in SAB 107, in developing an estimate of the expected term of “plain vanilla” share options in accordance with SFAS 123R. The Company will continue to use the simplified method until it has the historical data necessary to provide a reasonable estimate of expected life in accordance with SAB 107, as amended by SAB 110. For the expected option term, the Company has “plain-vanilla” stock options and, therefore, used a simple average of the vesting period and the contractual term for options granted subsequent to January 1, 2006 as permitted by SAB 107.

For equity awards to non-employees, the Company also applies the Black-Scholes option pricing model to determine the fair value of such instruments in accordance with SFAS 123R and Emerging Issues Task Force Issue 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods, or Services.” The options granted to non-employees are re-measured as they vest and the resulting value is recognized as an adjustment against the Company’s net loss over the period during which the services are received.
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
The following securities were not included in the computation of diluted net loss per share because to do so would have had an anti-dilutive effect for the periods presented:

	Six Months Ended June 30,
	2009	2008
Stock options	4,673,833	3,783,333
Warrants	7,441,920	7,441,920
Common Stock issuable upon conversion of Series A Convertible Preferred Stock	645	645
Common Stock issuable upon conversion of Series C Convertible Preferred Stock	7,115,238	6,739,709
Common Stock issuable upon conversion of Series D Convertible Preferred Stock	24,634,497	22,996,618
(c) Derivative Instruments:
The Company accounts for derivatives in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), which provides accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts. All derivatives are recorded on the Company’s balance sheet at fair value in accordance with current accounting guidelines for such complex financial instruments. (See Note 4 and Note 5).

Effective January 1, 2009, the Company adopted SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 requires entities that utilize derivative instruments to provide qualitative disclosures about their objectives and strategies for using such instruments, as well as any details of credit-risk-related contingent features contained within derivatives. SFAS 161 also requires entities to disclose additional information about the amounts and location of derivatives located within the financial statements, how the provisions of SFAS 133 have been applied and the impact that hedges have on an entity’s financial position, financial performance and cash flows. The Company’s derivative liabilities are related to warrants issued in connection with financing transactions and are therefore not designated as hedging instruments.
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
(e) Recent Accounting Pronouncements:
In April 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position 107-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP 107-1”). FSP 107-1 amends FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments of publicly traded companies for interim reporting periods of publicly traded companies as well as in annual financial statements. FSP 107-1 also amends Accounting Principles Board Opinion No. 28, “Interim Financial Reporting” (“APB 28-1”), to require those same disclosures in summarized financial information at interim reporting periods beginning after March 15, 2009. The Company adopted the provisions of FSP 107-1 on June 30, 2009.

In May 2009, the FASB issued FASB Statement No. 165, “Subsequent Events” (“FAS 165”) effective for interim financial periods ending after June 15, 2009. FAS 165 establishes principles and requirements for subsequent events. FAS 165 defines the period after the balance sheet date during which events or transactions that may occur would be required to be disclosed in a company’s financial statements. Public entities are required to evaluate subsequent events through the date that financial statements are issued. FAS 165 also provides guidelines in evaluating whether or not events or transactions occurring after the balance sheet date should be recognized in the financial statements. FAS 165 requires disclosure of the date through which subsequent events have been evaluated. The Company has evaluated subsequent events through the date of issuance of this report.
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
Based upon the Company’s analysis of the EITF 07-05 criteria, certain warrants (the “Warrants”) issued in connection with the issuance of the Series C Convertible Preferred Stock, par value $0.10 per share, and the Series D Convertible Preferred Stock, par value $0.10 per share, must now be treated as derivative liabilities in the Company’s balance sheet. Prior to the adoption of EITF 07-05, the Company accounted for the Warrants as components of stockholders’ equity under SFAS 133.
Consistent with EITF 07-05’s requirements, the Company recognized the cumulative effect of the change in accounting principle to reduce the opening balance of the deficit accumulated during the development stage for fiscal year 2009. The cumulative effect adjustment of $5,182 represents the difference between the amounts recognized in the balance sheet before initial application of EITF 07-05 on January 1, 2009. Additionally, the initial fair value of the Warrants, aggregating $6,252, which were initially recorded as additional paid-in capital upon issuance, was reclassified to long-term liabilities upon adoption of EITF 07-05. The amounts recognized at initial issuance were determined based on the estimated fair value of the Warrants using a probability-weighted Black-Scholes option pricing model. Prospectively, the Warrants will be re-measured at each balance sheet date based on estimated fair value, and any resultant changes in fair value will be recorded as non-cash valuation adjustments within other income (expense) in the Company’s statement of operations. During the six months ended June 30, 2009, the Company recorded other expense of $1,980 relating to the change in fair value of the Warrants during this period. During the three months ended June 30, 2009, the Company recorded other income of $809 relating to the change in fair value of the Warrants during this period.
The Company estimates the fair value of the Warrants using the probability-weighted Black-Scholes option pricing model. The assumptions used for the six months ended June 30, 2009 are noted in the following table:

Three and Six Months
Ended June 30, 2009

Expected option term	5 to 7 years
Risk-free interest rate	2.54% – 3.19%
Expected volatility	122%
Dividend yield	0%

Expected volatility is based on historical volatility of the Company’s common stock. The Warrants have a transferability provision and based on guidance provided in SAB 107 for options issued with such a provision, the Company used the full contractual term as the expected term of the Warrants. The risk free rate is based on the five-year and seven-year U.S. Treasury security rates.
(5) Fair Value Measurements
The following table presents the Company’s liabilities that are measured and recognized at fair value on a recurring basis classified under the appropriate level of the fair value hierarchy as of June 30, 2009:

	Quoted
	Prices in
	Active
	Markets
	for	Significant
	Identical	Other	Significant
	Assets and	Observable	Unobservable	Balance as
	Liabilities	Inputs	Inputs	of June 30,
Description	(Level 1)	(Level 2)	(Level 3)	2009
Derivative liabilities related to Warrants	$—	$—	$3,050	$3,050

The following table sets forth a summary of changes in the fair value of the Company’s Level 3 liabilities for the six months ended June 30, 2009:

		Cumulative
		Effect of the
	Balance at	Adoption of		Balance as
	December	EITF 07-05	Unrealized	of June 30,
Description	31, 2008	(See Note 4)	Losses	2009
Derivative liabilities related to Warrants	$—	$1,070	$1,980	$3,050

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

(6) Commitments and Contingencies
Consulting Agreements:
In May 2009, the Company entered into consulting agreements with former directors Austin M. Long, III and Craig J. Nickels to utilize their knowledge and skills to provide valuable services to the Company with respect to its financing and business development activities in 2009. Under the consulting agreements, each of them will receive $1,000 per month through December 31, 2009. The total amount charged to operations in connection with the consulting agreements was $3 for the three and six months ended June 30, 2009.
In addition, Messrs. Long and Nickels were each granted stock options to purchase 100,000 shares of Common Stock at an exercise price of $0.65 per share. One half of the stock options vested on the date of grant, and the other half will vest on December 31, 2009.
(7) Subsequent Event
On July 23, 2009, the Company entered into Amendment No. 3 (the “Amendment”) to its Clinical Study Agreement (the “Agreement”), dated as of July 2, 2003, as amended, with Cornell University for and on behalf of its Joan & Sanford I. Weill Medical College (“Cornell”). The Amendment extends the performance period of the Sponsored Research Program referenced in Section 3 of the Agreement and eliminates certain activities from the Scope of Work referenced in Section 1 of the Agreement.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the unaudited financial statements and accompanying notes in this quarterly report on Form 10-Q and the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 (the “2008 10-K”). Operating results are not necessarily indicative of results that may occur in future periods. All amounts in this Item 2 are in thousands.
Business Overview
The Company is a development stage company that is engaged in the research and development of proprietary treatments for disorders of the brain and central nervous system using gene transfer and other innovative therapies. These treatments are designed as alternatives to conventional surgical and pharmacological treatments.
To date, the Company has not generated any operating revenues and has incurred annual net losses. From inception through June 30, 2009, the Company had an accumulated deficit of $45,205, and it expects to incur additional losses in the foreseeable future. The Company recognized net losses of $7,137 for the six months ended June 30, 2009, and $3,279 for the six months ended June 30, 2008.

Since its inception, the Company has financed its operations primarily through sales of its equity and debt securities. From inception through June 30, 2009, the Company received proceeds primarily from private sales of equity and debt securities and from its merger in February 2004 of approximately $44,531 in the aggregate.
The Company has devoted a significant portion of its capital resources to the research and development of its products. The Company’s primary efforts are directed to the development of a therapeutic product to meet the needs of patients suffering from Parkinson’s disease.
In addition to its product for Parkinson’s disease, the Company is undertaking efforts to develop a product for the treatment of Huntington’s disease and has undertaken efforts to develop a product for temporal lobe epilepsy (“TLE”). Based on a recent review of the results of its latest pre-clinical study relating to Huntington’s disease, the Company is currently further analyzing those results in order to decide what, if any, additional pre-clinical studies need to be conducted so as to be in a position to obtain approval for a Phase 1 clinical trial. The timing of such trial is subject to the completion of the above-mentioned analysis, the successful completion of additional pre-clinical studies, if any, the availability of funding, the availability of the adeno-associated virus (“AAV”) vector and an infusion system and to the receipt of applicable regulatory approvals. The Company believes that its current resources are sufficient to conduct the above-mentioned analysis and any potential additional pre-clinical studies. The Company does not anticipate using its current funds for the further development of its TLE product at this time. See “Plan of Operation — Huntington’s disease” and “Plan of Operation — Epilepsy” below.
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
In June 2009, the Data Monitoring Committee (the “DMC”), a group of independent medical experts, selected by the Company, who are responsible for reviewing and evaluating the safety data generated from the Company’s Phase 2 clinical trial, recommended the continuation of the clinical trial. This recommendation was based on the DMC’s review of all data from the first 7 patients enrolled in the clinical trial with at least one month of data.

The Company expects to conclude the surgeries for its Phase 2 clinical trial in the second half of 2009 and announce initial efficacy data in the first half of 2010. The Company will take steps to move toward a pivotal trial for treatment of Parkinson’s disease, and hopes to be in a position to file its protocol with the U.S. Food and Drug Administration (“FDA”) in 2011. The Company’s conduct of such trial will require, among other things, approval by the FDA. Currently, the Company estimates that the pivotal trial could be completed in 2013 and the estimated total costs to reach that milestone are expected to be in excess of $20,000.
Huntington’s disease
In November 2005, the Company announced findings from pre-clinical studies which showed that a form of the gene XIAP (X-linked Inhibitor of Apoptosis Protein or “dXIAP”) may prevent the progression of Huntington’s disease. The Company further investigated the neuroprotective effects of dXIAP by injecting presymptomatic rodents with AAV vectors encoding dXIAP into the striatum, an area of the brain normally affected in Huntington’s patients. In the study, rodents injected with this vector experienced significant reversal of motor dysfunction to the level of normal rodents, while there was no improvement in rodents treated with a control vector. dXIAP also improved the function of the diseased neurons in culture. Furthermore, no adverse effects due to dXIAP overproduction were observed.
In August 2008, the Company entered into a license agreement with respect to an exclusive license for the worldwide rights, excluding China, for the use of dXIAP for therapeutic or prophylactic purposes in the treatment of Huntington’s disease.
The Company’s development of this therapy for Huntington’s disease is currently in the pre-clinical phase. The Company is presently conducting a further review and analysis of its pre-clinical results in order to determine how to best proceed to obtain regulatory clearance to commence a Phase 1 clinical trial for this therapy. The timing of such trial is subject to the completion of such review and analysis as well as the other factors specified above in “Business Overview.”
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
Other Therapies
The Company will also continue its efforts in developing therapies to treat other neurodegenerative and metabolic disorders, including depression and genetically-based obesity under its research agreements with Cornell University for and on behalf of its Joan & Sanford I. Weill Medical College and Ohio State University.
Future Operating Expenditures
Over the next 12 months, in addition to its normal recurring expenditures, the Company expects to spend approximately $5,000 in Phase 2 clinical trial expenses with regard to its Parkinson’s treatment; $1,000 in costs associated with operating as a publicly traded company, such as legal fees, accounting fees, insurance fees, insurance premiums, investor and public relations fees; $700 in research and licensing fees; and $500 in costs associated with scaling up its manufacturing capabilities for the supply of product for a Parkinson’s pivotal trial.
Results of Operations
Three Months Ended June 30, 2009 Compared to the Three Months Ended June 30, 2008
Revenues. The Company did not generate any operating revenues in the three months ended June 30, 2009 or in the three months ended June 30, 2008.
Costs and Expenses.
Research and Development. Research and development expenses increased by $1,502 during the three months ended June 30, 2009 to $2,249 as compared to $747 during the comparable period in 2008. The increase was mainly due to a $1,157 increase in expenses related to the Company’s Phase 2 clinical trial for Parkinson’s disease, as well as a $151 increase in process development expenses for large scale manufacturing of the Company’s products and infusion devices, a $124 increase in pre-clinical costs associated with its Huntington’s disease product and a $74 increase in cash and non-cash employee compensation expense.
General and Administrative. General and administrative expenses decreased by $40 to $799 during the three months ended June 30, 2009, as compared to $839 during the comparable period in 2008. This decrease was due mainly to a $40 decrease in professional fees, including an $85 decrease in legal fees and a $21 decrease in investor and public relations fees, offset by a $56 increase in cash and non-cash compensation to Company consultants and a $10 increase in accounting fees.

Other Income (Expense), Net. The Company had net other income of $825 during the three months ended June 30, 2009, as compared to net other income of $155 during the comparable period in 2008. The change is mainly due to income of $809 recognized for the decrease in estimated fair value of its derivative liabilities during the three months ended June 30, 2009. Additionally, the Company earned $139 less in interest income during the three months ended June 30, 2009 as compared to the comparable period in 2008.
Six Months Ended June 30, 2009 Compared to the Six Months Ended June 30, 2008
Revenues. The Company did not generate any operating revenues in the six months ended June 30, 2009 or in the six months ended June 30, 2008.
Costs and Expenses.
Research and Development. Research and development expenses increased by $1,829 during the six months ended June 30, 2009 to $3,658 as compared to $1,829 during the comparable period in 2008. The increase was mainly due to a $1,111 increase in expenses related to the Company’s Phase 2 clinical trial for Parkinson’s disease, as well as a $253 increase in process development expenses for large scale manufacturing of the Company’s products and infusion devices, a $252 increase in fees related to license agreements and sponsored research agreements and a $156 increase in pre-clinical costs associated with its Huntington’s disease product.
General and Administrative. General and administrative expenses decreased by $213 to $1,548 during the six months ended June 30, 2009, as compared to $1,761 during the comparable period in 2008. This decrease was due, in part, to a $102 decrease in professional fees, including legal fees, accounting fees, investor and public relations fees, as well as a $72 decrease in employee compensation expense, and a $29 reduction in patent impairment charges.
Other Income (Expense), Net. The Company had net other expenses of $1,931 during the six months ended June 30, 2009, as compared to net other income of $311 during the comparable period in 2008. The change is mainly due to other expense of $1,980 recognized for the decrease in estimated fair value of its derivative liabilities during the six months ended June 30, 2009. Additionally, the Company earned $262 less in interest income during the six months ended June 30, 2009 as compared to the comparable period in 2008.
Liquidity and Capital Resources
Cash and cash equivalents were $14,736 at June 30, 2009.
The Company is a development stage company and has not generated any operating revenues as of June 30, 2009. In addition, the Company will continue to incur net losses and cash flow deficiencies from operating activities in the foreseeable future.
Based on its cash flow projections, the Company believes that its current resources will enable it to continue as a going concern through at least June 30, 2010. The Company’s existing resources, however, are not sufficient to allow it to perform all of the clinical trials required for drug approval and marketing, including a pivotal trial for Parkinson’s disease. Accordingly, it will, from time to time, continue to seek additional funds through public or private equity offerings, debt financings or corporate collaboration and licensing arrangements. The Company does not know whether additional financing will be available when needed or, if available, will be on acceptable or favorable terms to it or its stockholders. If the Company is unable to secure additional funding in the second half of 2009 or shortly thereafter, its ability to continue as a going concern may be in doubt.

Net cash used in operating activities was $4,013 for the six months ended June 30, 2009 as compared to $3,400 during the comparable period in 2008. The $613 increase in net cash used in operations was primarily due to a $3,858 increase in net loss, offset by $2,049 in adjustments to net loss for increased non-cash expenses, as well as a $1,203 increase in working capital in 2009.
The Company had net cash used in investing activities of $157 during the six months ended June 30, 2009 as compared to $145 during the six months ended June 30, 2008. Cash used in investing activities relates to purchases of equipment and additions to intangible assets made by the Company during 2009 and 2008.
The Company had no net cash used in or provided by financing activities during the six months ended June 30, 2009. Net cash provided by financing activities during the six months ended June 30, 2008 was $4,957, which represented net proceeds received by the Company in a private placement of its Series D Stock in April 2008.
FORWARD-LOOKING STATEMENTS
This document includes certain statements of the Company that may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and which are made pursuant to the Private Securities Litigation Reform Act of 1995. These forward-looking statements and other information relating to the Company are based upon the beliefs of management and assumptions made by and information currently available to the Company. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events, or performance, as well as underlying assumptions and statements that are other than statements of historical fact. When used in this document, the words “expects,” “anticipates,” “estimates,” “plans,” “intends,” “projects,” “predicts,” “believes,” “may,” “should,” “potential,” “continue” and similar expressions, are intended to identify forward-looking statements. These statements reflect the current view of the Company’s management with respect to future events and are subject to numerous risks, uncertainties and assumptions. Many factors could cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements that may be expressed or implied by such forward-looking statements, including, among other things:
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
As of June 30, 2009, the Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures. Based on the foregoing, its Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2009.
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
The Company’s Annual Meeting of Stockholders was held on May 7, 2009 (the “Annual Meeting”). There were present at the Annual Meeting in person or by proxy stockholders holding an aggregate of 20,913,564 shares of Common Stock, 274,831 shares of Series C Stock and 734,898 shares of Series D Stock. All shares of Preferred Stock account for an additional 28,185,565 shares of Common Stock on an as converted basis, based upon the Series C Stock adjusted conversion price of $1.60 per share and the Series D Stock initial conversion price of $1.16 per share.
At the Annual Meeting, John E. Mordock, the nominee for Class III director, was elected. The number of votes on an as converted to common basis for the nominee is set forth below:

			Number of	Number of
Name of Director	Number of	Number of	Votes	Broker
Nominee	Votes For	Votes Withheld	Abstaining	Non-Votes
John E. Mordock	48,833,986	265,143	0	0
William J. Gedale, Clark A. Johnson and Jeffrey B. Reich, M.D., the Class I directors and Cornelius E. Golding, Martin J. Kaplitt, M.D. and Elliott H. Singer, the Class II directors, have terms which expire in 2010 and 2011, respectively. Accordingly, these directors were not up for re-election at the Annual Meeting and their terms of office continued after the Annual Meeting. Austin M. Long, III and Craig J. Nickels, two former Class III directors of the Company, did not stand for re-election at the Annual Meeting and their terms ended on May 7, 2009.

Item 6.	Exhibits
See Exhibit Index.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEUROLOGIX, INC.
August 12, 2009	/s/ John E. Mordock
John E. Mordock
President and Chief Executive Officer (as Principal Executive Officer)

August 12, 2009	/s/ Marc L. Panoff
Marc L. Panoff
Chief Financial Officer, Secretary and Treasurer (as Principal Accounting Officer/Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit

31.1	Rule 13a-14(a)/15d-14(a) Certification of President and Chief Executive Officer (as Principal Executive Officer).**

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer, Secretary and Treasurer (as Principal Accounting Officer/Principal Financial Officer).**

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer, Secretary and Treasurer.**

**	Filed herewith.