Form 10-Q
period 2009-09-30
NEUROLOGIX INC/DE
filed 2009-11-10
CIK 356591

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended September 30, 2009
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to _______
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of November 9, 2009, 27,865,010 shares of common stock were outstanding.

NEUROLOGIX, INC. AND SUBSIDIARY
(A Development Stage Company)
CONDENSED BALANCE SHEETS
(Amounts in thousands, except share and per share amounts)

	September 30,	December 31,
	2009	2008
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$11,771	$18,906
Prepaid expenses and other current assets	346	323

Total current assets	12,117	19,229
Equipment, less accumulated depreciation of $602 and $542 at September 30, 2009 and December 31, 2008, respectively	124	141
Intangible assets, less accumulated amortization of $243 and $182 at September 30, 2009 and December 31, 2008, respectively	848	748
Other assets	5	5

Total Assets	$13,094	$20,123

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$1,201	$850

Total current liabilities	1,201	850

Derivative financial instruments, at estimated fair value — Warrants	3,773	—

Total liabilities	4,974	850

Commitments and contingencies
Stockholders’ equity:
Preferred stock; 5,000,000 shares authorized
Series A — Convertible, $0.10 par value; 650 shares designated, 645 shares issued and outstanding at September 30, 2009 and December 31, 2008, with an aggregate liquidation preference of $1	—	—
Series C — Convertible, $0.10 par value; 700,000 shares designated, 281,263 and 285,878 shares issued and outstanding at September 30, 2009 and December 31, 2008, respectively, with an aggregate liquidation preference of $7,301 and $5,863 at September 30, 2009 and December 31, 2008, respectively	28	29
Series D — Convertible, $0.10 par value; 792,100 shares designated, 734,898 shares issued and outstanding at September 30, 2009 and December 31, 2008, with an aggregate liquidation preference of $29,900 and $27,031 at September 30, 2009 and December 31, 2008, respectively	73	73
Common Stock:
$0.001 par value; 100,000,000 shares authorized, 27,865,010 and 27,764,058 issued and outstanding at September 30, 2009 and December 31, 2008, respectively	28	28
Additional paid-in capital	56,664	62,393
Deficit accumulated during the development stage	(48,673)	(43,250)

Total stockholders’ equity	8,120	19,273

Total Liabilities and Stockholders’ Equity	$13,094	$20,123

See accompanying notes to condensed financial statements.

NEUROLOGIX, INC. AND SUBSIDIARY
(A Development Stage Company)
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)
(Amounts in thousands, except share and per share amounts)

					For the period
	Nine Months Ended		Three Months Ended		February 12, 1999
	September 30,		September 30,		(inception) through
	2009	2008	2009	2008	September 30, 2009
Revenues	$—	$—	$—	$—	$—
Operating expenses:
Research and development	5,779	2,911	2,121	1,082	25,396
General and administrative expenses	2,179	2,495	631	734	18,279

Loss from operations	(7,958)	(5,406)	(2,752)	(1,816)	(43,675)

Other income (expense):
Dividend, interest and other income	55	478	6	167	1,881
Interest expense-related parties	—	—	—	—	(411)
Change in estimated fair value of derivative financial instruments — Warrants	(2,703)	—	(723)	—	(2,703)

Other (expense) income, net	(2,648)	478	(717)	167	(1,233)

Net loss	(10,606)	(4,928)	(3,469)	(1,649)	$(44,908)

Preferred stock dividends	(2,208)	(1,937)	(757)	(707)
Charge for accretion of beneficial conversion feature	—	(562)	—	—
Charge for contingent beneficial conversion feature	—	(212)	—	—

Net loss applicable to common stock	$(12,814)	$(7,639)	$(4,226)	$(2,356)

Net loss applicable to common stock per share, basic and diluted	$(0.46)	$(0.28)	$(0.15)	$(0.08)

Weighted average common shares outstanding, basic and diluted	27,819,156	27,668,255	27,865,010	27,738,379

See accompanying notes to condensed financial statements.

NEUROLOGIX, INC. AND SUBSIDIARY
(A Development Stage Company)
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIENCY)
FOR THE PERIOD FROM FEBRUARY 12, 1999 (INCEPTION) THROUGH SEPTEMBER 30, 2009
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
FOR THE PERIOD FROM FEBRUARY 12, 1999 (INCEPTION) THROUGH SEPTEMBER 30, 2009
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
FOR THE PERIOD FROM FEBRUARY 12, 1999 (INCEPTION) THROUGH SEPTEMBER 30, 2009
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

NEUROLOGIX, INC. AND SUBSIDIARY
(A Development Stage Company)
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIENCY)
FOR THE PERIOD FROM FEBRUARY 12, 1999 (INCEPTION) THROUGH SEPTEMBER 30, 2009
(UNAUDITED)
(Amounts in thousands, except for share and per share amounts)

									Deficit
									Accumulated
							Additional		During the
	Series D Preferred Stock		Series C Preferred Stock		Common Stock		Paid-in	Unearned	Development
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Compensation	Stage	Total

Employee share-based compensation expense	—	—	—	—	—	—	489	—	—	489
Non-employee share-based compensation	—	—	—	—	—	—	3	—	—	3
Conversion of Series C Preferred Stock to Common Stock	—	—	(6,000)	—	131,250	—	—	—	—	—
Net Loss	—	—	—	—	—	—	—	—	(6,320)	(6,320)
Balance December 31, 2008	734,898	$73	285,878	$29	27,764,058	$28	$62,393	$0	$(43,250)	$19,273
Employee share-based compensation expense	—	—	—	—	—	—	376	—	—	376
Non-employee share-based compensation	—	—	—	—	—	—	146	—	—	146
Cumulative effect of adoption of ASC Topic 815-40	—	—	—	—	—	—	(6,252)	—	5,183	(1,069)
Conversion of Series C Preferred Stock to Common Stock	—	—	(4,615)	(1)	100,952	—	1	—	—	—
Net Loss	—	—	—	—	—	—	—	—	(10,606)	(10,606)

Balance September 30, 2009	734,898	$73	281,263	$28	27,865,010	$28	$56,664	$0	$(48,673)	$8,120

See accompanying notes to condensed financial statements.

NEUROLOGIX, INC. AND SUBSIDIARY
(A Development Stage Company)
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(Amounts in thousands)

			For the period
			February 12, 1999
	Nine Months Ended September 30,		(inception) through
	2009	2008	September 30, 2009
Operating activities:
Net loss	$(10,606)	$(4,928)	$(44,908)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	61	83	609
Amortization	61	38	383
Gain on redemption of investment	—	—	(62)
Stock options granted for services	—	—	9
Impairment of intangible assets	5	29	199
Amortization of non-employee share-based compensation	179	46	1,658
Share-based employee compensation expense	376	408	2,760
Non-cash interest expense	—	—	378
Change in estimated fair value of derivative financial instruments	2,703	—	2,703
Changes in operating assets and liabilities
(Increase) decrease in prepaid expenses and other current assets	(55)	58	598
Increase (decrease) in accounts payable and accrued expenses	351	(577)	1,140

Net cash used in operating activities	(6,925)	(4,843)	(34,533)

Investing activities:
Security deposits paid	—	—	(7)
Purchases of equipment	(44)	(15)	(619)
Additions to intangible assets	(166)	(171)	(1,400)
Proceeds from redemption of investment	—	—	65
Purchases of marketable securities	—	—	(12,673)
Proceeds from maturities of marketable securities	—	—	12,673

Net cash used in investing activities	(210)	(186)	(1,961)

Financing activities:
Proceeds from note payable	—	—	1,100
Borrowings from related party	—	—	2,000
Cash acquired in Merger	—	—	5,413
Merger-related costs	—	—	(375)
Payments of capital lease obligations	—	—	(99)
Proceeds from exercise of stock options	—	—	733
Proceeds from issuance of common stock and warrants	—	—	5,066
Proceeds from issuance of preferred stock	—	4,932	34,427

Net cash provided by financing activities	—	4,932	48,265

Net (decrease) increase in cash and cash equivalents	(7,135)	(97)	11,771
Cash and cash equivalents, beginning of period	18,906	20,157	—

NEUROLOGIX, INC. AND SUBSIDIARY
(A Development Stage Company)
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(Amounts in thousands)

			For the period
			February 12, 1999
	Nine Months Ended September 30,		(inception) through
	2009	2008	September 30, 2009
Cash and cash equivalents, end of period	$11,771	$20,060	$11,771

Supplemental disclosure of non-cash investing and financing activities:
Dividends on Series C Preferred Stock paid in preferred shares	$—	$—	$1,811
Accrued dividends on Preferred Stock	$2,208	$1,937	$5,152
Accretion of fair value of beneficial conversion on preferred stock	$—	$562	$5,313
Accretion of contingent beneficial conversion related on Series C Preferred Stock	$—	$212	$839
Induced conversion of preferred stock in connection with issuance of Series D Preferred Stock	$—	$—	$2,796
Issuance of Common Stock to pay debt	$—	$—	$2,372
Reverse acquisition — net liabilities assumed, excluding cash	$—	$—	$(214)
Mandatory redeemable convertible preferred stock converted to Common Stock	$—	$—	$500
Common Stock issued to acquire intangible assets	$—	$—	$24
Stock options granted for services	$—	$—	$1,424
Deferred research and development cost resulting from Medtronic Stock Purchase	$—	$—	$795

Acquisition of equipment through capital leases	$—	$—	$106
See accompanying notes to condensed financial statements.

NEUROLOGIX, INC. AND SUBSIDIARY
(A Development Stage Company)
Notes to Unaudited Condensed Financial Statements
(In thousands, except for share and per share amounts)
(1) Description of Business
Neurologix, Inc. (“Neurologix” or the “Company”) is engaged in the research and development of proprietary treatments for disorders of the brain and central nervous system, primarily utilizing gene therapies. These treatments are designed as alternatives to conventional surgical and pharmacological treatments. The Company has not generated any operating revenues and, accordingly, it is considered to be a development stage company as defined by ASC Topic 915, “Development Stage Entities.”
The Company incurred net losses of $10,606, $4,928 and $44,908 and negative cash flows from operating activities of $6,925, $4,843 and $34,533 for the nine months ended September 30, 2009 and 2008 and for the period from February 12, 1999 (inception) to September 30, 2009, respectively. The Company expects that it will continue to incur net losses and cash flow deficiencies from operating activities for the foreseeable future.
The Company had cash and cash equivalents of $11,771 and $18,906 as of September 30, 2009 and December 31, 2008, respectively. Management believes that the Company’s current resources will enable it to continue as a going concern through at least September 30, 2010. Accordingly, it will, from time to time, continue to seek additional funds through public or private equity offerings, debt financings or corporate collaboration and licensing arrangements. The Company does not know whether additional financing will be available when needed, or, if available, will be on acceptable or favorable terms to it or its stockholders. If the Company is unable to secure additional funding by December 31, 2009 or shortly thereafter, its ability to continue as a going concern may be in doubt.
(2) Basis of Presentation
The accompanying unaudited condensed financial statements of the Company should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 (the “2008 10-K”) filed with the Securities and Exchange Commission (the “SEC”) on March 25, 2009. The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information, the instructions to Form 10-Q and the rules and regulations of the SEC. Accordingly, since they are interim statements, the accompanying financial statements do not include all of the information and notes required by GAAP for annual financial statements, but reflect all adjustments consisting of normal, recurring adjustments, that are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. Interim results are not necessarily indicative of results for a full year. The December 31, 2008 balance sheet information was derived from the audited financial statements as of that date.

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2009-01, “Generally Accepted Accounting Principles” (ASC Topic 105), which establishes the FASB Accounting Standards Codification (the “Codification” or “ASC”) as the single source of authoritative GAAP. All existing accounting standards in effect prior to the Codification were superseded by the Codification. All other accounting guidance not included in the Codification will be considered non-authoritative. The Codification also includes all relevant SEC guidance organized using the same topical structure in separate sections within the Codification. The Codification does not change GAAP and does not impact the Company’s financial statements. Beginning with the financial statements and the notes thereto included in this quarterly report, all references to authoritative accounting literature (including references related to periods prior to the establishment of the Codification) will be referenced in accordance with the Codification.
(3) Summary of Significant Accounting Policies
(a) Stock-Based Compensation:
At September 30, 2009, the Company had one active share-based employee compensation plan available for grants to employees, non-employee directors and consultants. Stock option awards granted from this plan are granted at the fair market value on the date of grant, vest over a period determined at the time the options are granted, ranging from zero to three years, and generally have a maximum term of ten years. Certain options provide for accelerated vesting if there is a change in control (as defined in the plan) or if there is a termination of employment event for specified reasons set forth in certain employment agreements. When options are exercised, new shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”), are issued.
The Company follows the provisions of ASC Topic 718, “Stock Compensation” (“ASC Topic 718”) for employee stock options and other share-based compensation using the modified prospective method. The Company continues to reflect share-based employee compensation cost in net loss.
The total value of the stock option awards is expensed ratably over the service period of the employees receiving the awards. As of September 30, 2009, total unrecognized compensation cost related to stock option awards, to be recognized as expense subsequent to September 30, 2009, was approximately $265, and the related weighted-average period over which it is expected to be recognized was approximately 1 year.
The amount of compensation expense recognized during the three and nine months ended September 30, 2009 and 2008 was comprised of the following:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2009	2008	2009	2008
Research and development	$113	$112	$23	$22
General and administrative	263	296	48	61

Employee share-based compensation expense	$376	$408	$71	$83

Net share-based compensation expenses per basic and diluted common share	$(0.01)	$(0.01)	$(0.00)	$(0.00)

A summary of option activity as of September 30, 2009 and changes during the nine months then ended is presented below:

			Weighted-
	Shares	Weighted-	Average
	Subject to	Average	Remaining	Aggregate
	Option	Exercise	Contractual	Intrinsic
Options	(000)	Price	Term (years)	Value
Outstanding at December 31, 2008	3,623	$1.38
Granted	1,088	0.65
Exercised	—	—
Forfeited or expired	(537)	1.36

Outstanding at September 30, 2009	4,174	$1.19	6.39	$0

Exercisable at September 30, 2009	3,186	$1.36	5.91	$0
The weighted-average grant-date fair value of options granted during the nine months ended September 30, 2009 and 2008 was $0.52 and $0.46, respectively and was estimated using the Black-Scholes option pricing model.
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
In December 2007, the SEC issued Staff Accounting Bulletin No. 110 (“SAB 110”). SAB 110 was effective January 1, 2008 and expresses the views of the staff of the SEC with respect to extending the use of the simplified method, provided in SAB 107, in developing an estimate of the expected term of “plain vanilla” share options in accordance with ASC Topic 718. The Company will continue to use the simplified method until it has the historical data necessary to provide a reasonable estimate of expected life in accordance with SAB 107, as amended by SAB 110. For the expected option term, the Company has “plain-vanilla” stock options and, therefore, used a simple average of the vesting period and the contractual term for options granted subsequent to January 1, 2006 as permitted by SAB 107.

For equity awards to non-employees, the Company also applies the Black-Scholes option pricing model to determine the fair value of such instruments in accordance with ASC Topic 718 and the provisions of ASC Topic 505-50, “Equity-Based Payments to Non-Employees.” The options granted to non-employees are re-measured as they vest and the resulting value is recognized as an adjustment against the Company’s net loss over the period during which the services are received.
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
The following securities were not included in the computation of diluted net loss per share because to do so would have had an anti-dilutive effect for the periods presented:

	Nine Months Ended
	September 30,
	2009	2008
Stock options	4,173,833	3,623,333
Warrants	7,441,920	7,441,920
Common Stock issuable upon conversion of Series A Convertible Preferred Stock	645	645
Common Stock issuable upon conversion of Series C Convertible Preferred Stock	7,275,494	6,757,647
Common Stock issuable upon conversion of Series D Convertible Preferred Stock	25,066,747	23,400,144
(c) Derivative Instruments:
Effective December 28, 2008, the Company adopted provisions of ASC Topic 815-10, “Derivatives and Hedging — Overall” (“ASC Topic 815-10”) relating to the Company’s derivative and hedging activities. ASC Topic 815-10 requires enhanced disclosure of the Company’s derivatives and hedging activities, including certain derivative instruments embedded in other contracts. All derivatives are recorded on the Company’s balance sheet at fair value in accordance with current accounting guidelines for such complex financial instruments. (See Note 4 and Note 5).

ASC Topic 815-10 requires entities that utilize derivative instruments to provide qualitative disclosures about their objectives and strategies for using such instruments, as well as any details of credit-risk-related contingent features contained within derivatives. ASC Topic 815-10 also requires entities to disclose additional information about the amounts and location of derivatives located within the financial statements, how the provisions of ASC Topic 815-10 have been applied and the impact that hedges have on an entity’s financial position, financial performance and cash flows. The Company’s derivative liabilities are related to warrants issued in connection with financing transactions and are therefore not designated as hedging instruments.
(d) Financial Instruments and Fair Value:
Effective January 1, 2008, the Company adopted provisions of ASC Topic 820, “Fair Value Measurements and Disclosures,” as they relate to financial assets and financial liabilities (“ASC Topic 820”). ASC Topic 820 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy under ASC Topic 820 are described below:
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
Financial assets with carrying values approximating fair value include cash and cash equivalents. Financial liabilities with carrying values approximating fair value include accounts payable and other accrued liabilities. The carrying value of these financial instruments approximates fair value due to their short maturities or variable interest rates that approximate current market rates.
(e) Recent Accounting Pronouncements:
In August 2009, the FASB issued Accounting Standards Update No. 2009-05, “Measuring Liabilities at Fair Value” (“ASU 2009-05”). ASU 2009-05 amends ASC Topic 820 and clarifies that, where a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following methods: 1) a valuation technique that uses a) the quoted price of the identical liability when traded as an asset or b) quoted prices for similar liabilities or similar liabilities when traded as assets and/or 2) a valuation technique that is consistent with the principles of ASC Topic 820. ASU 2009-05 also clarifies that, when estimating the fair value of a liability, a reporting entity is not required to adjust to include inputs relating to the existence of transfer restrictions on that liability. The adoption of ASU 2009-05 did not have a material impact on the Company’s financial statements.

In April 2009, the FASB issued guidance within ASC Topic 825-10, “Financial Instruments — Overall,” concerning interim disclosures about fair value instruments. This guidance requires that disclosures about the fair value of a company’s financial instruments be made whenever summarized financial information for interim reporting periods is made. The provisions of this guidance are effective for interim periods ending after June 15, 2009. The adoption of this guidance did not have a material impact on the Company’s financial statements.
In May 2009, the FASB issued guidance within ASC Topic 855-10, “Subsequent Events,” relating to subsequent events. This guidance establishes principles and requirements for subsequent events. This guidance defines the period after the balance sheet date during which events or transactions that may occur would be required to be disclosed in a company’s financial statements. Public entities are required to evaluate subsequent events through the date that financial statements are issued. This guidance also provides guidelines for evaluating whether or not events or transactions occurring after the balance sheet date should be recognized in the financial statements. This guidance requires disclosure of the date through which subsequent events have been evaluated. The Company has evaluated subsequent events immediately prior to the date of issuance of this report.
(4) Derivative Financial Instruments
Effective January 1, 2009, the Company adopted provisions of ASC Topic 815-40, “Derivatives and Hedging: Contracts in Entity’s Own Entity” (“ASC Topic 815-40”). ASC Topic 815-40 clarifies the determination of whether an instrument issued by an entity (or an embedded feature in the instrument) is indexed to an entity’s own stock, which would qualify as a scope exception under ASC Topic 815-10.
Based upon the Company’s analysis of the criteria contained in ASC Topic 815-40, certain warrants (the “Warrants”) issued in connection with the issuance of the Series C Convertible Preferred Stock, par value $0.10 per share, and the Series D Convertible Preferred Stock, par value $0.10 per share, must now be treated as derivative liabilities in the Company’s balance sheet.
Consistent with ASC Topic 815-40 requirements, the Company recognized the cumulative effect of the change in accounting principle to reduce the opening balance of the deficit accumulated during the development stage for fiscal year 2009. The cumulative effect adjustment of $5,183 represents the difference between the amounts recognized in the balance sheet before initial application of ASC Topic 815-40 on January 1, 2009. Additionally, the initial fair value of the Warrants, aggregating $6,252, which were initially recorded as additional paid-in capital upon issuance, was reclassified to long-term liabilities upon adoption of ASC Topic 815-40. The amounts recognized at initial issuance were determined based on the estimated fair value of the Warrants using a probability-weighted Black-Scholes option pricing model. Prospectively, the Warrants will be re-measured at each balance sheet date based on estimated fair value, and any resultant changes in fair value will be recorded as non-cash valuation adjustments within other income (expense) in the Company’s statement of operations. During the nine months ended September 30, 2009, the Company recorded other expense of $2,703 relating to the change in fair value of the Warrants during this period. During the three months ended September 30, 2009, the Company recorded other expense of $723 relating to the change in fair value of the Warrants during this period.

The Company estimates the fair value of the Warrants using the probability-weighted Black-Scholes option pricing model. The assumptions used for the three and nine months ended September 30, 2009 are noted in the following table:

Three and Nine Months
Ended September 30, 2009

Expected option term	5 to 7 years
Risk-free interest rate	2.31% – 2.93%
Expected volatility	123%
Dividend yield	0%
Expected volatility is based on historical volatility of the Company’s common stock. The Warrants have a transferability provision and based on guidance provided in SAB 107 for options issued with such a provision, the Company used the full contractual term as the expected term of the Warrants. The risk free rate is based on the five-year and seven-year U.S. Treasury security rates.
(5) Fair Value Measurements
The following table presents the Company’s liabilities that are measured and recognized at fair value on a recurring basis classified under the appropriate level of the fair value hierarchy as of September 30, 2009:

	Quoted
	Prices in
	Active
	Markets
	for	Significant
	Identical	Other	Significant	Balance as
	Assets and	Observable	Unobservable	of
	Liabilities	Inputs	Inputs	September 30,
Description	(Level 1)	(Level 2)	(Level 3)	2009
Derivative liabilities related to Warrants	$—	$—	$3,773	$3,773

The following table sets forth a summary of changes in the fair value of the Company’s Level 3 liabilities for the nine months ended September 30, 2009:

		Cumulative
		Effect of the		Balance as
	Balance at	Adoption of		of
	December 31,	ASC Topic 815-40	Unrealized	September 30,
Description	2008	(See Note 4)	Losses	2009
Derivative liabilities related to Warrants	$—	$1,070	$2,703	$3,773

The unrealized losses on the derivative liabilities are classified in other expenses as a change in derivative liabilities in the Company’s statement of operations. Fair value is determined based on a probability-weighted Black-Scholes option pricing model calculation. (See Note 4).
A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. At each reporting period, the Company performs a detailed analysis of the assets and liabilities that are subject to ASC Topic 820. At each reporting period, all assets and liabilities for which the fair value measurement is based on significant unobservable inputs or instruments which trade infrequently and therefore have little or no price transparency are classified as Level 3.
(6) Commitments and Contingencies
Research Agreements:
On July 23, 2009, the Company entered into Amendment No. 3 (the “Amendment”) to its Clinical Study Agreement (the “Agreement”), dated as of July 2, 2003, as amended, with Cornell University for and on behalf of its Joan & Sanford I. Weill Medical College (“Cornell”). The Amendment extends the performance period of the Sponsored Research Program referenced in Section 3 of the Agreement and eliminates certain activities from the Scope of Work referenced in Section 1 of the Agreement. As a result of the Amendment, the Company will continue to pay Cornell $135 per year through the performance period of the Sponsored Research Program, as that term is defined in the Agreement.
On September 24, 2009, the Company entered into a Third Amendment (the “Third Amendment”) to its Master Sponsored Research agreement (the “Research Agreement”), dated as of May 10, 2006, as amended, with The Ohio State University Research Foundation, on behalf of The Ohio State University. The Third Amendment, among other things, extends the term of the Research Agreement to November 10, 2010 at the current annual rate of $167.
Consulting and Employment Agreements:
On August 31, 2009, the Company extended, for a period of one year, the term of its consulting agreement, dated as of October 1, 1999, as amended, with Dr. Matthew J. During (the “Consulting Agreement”), one of the Company’s scientific co-founders. Pursuant to the Consulting Agreement, Dr. During provides advice and consulting services to the Company on an exclusive basis for scientific research on human gene therapy in the central nervous system. The Consulting Agreement also provides for Dr. During to assist the Company in its fund raising efforts and to serve as a member of the Company’s Scientific Advisory Board. The Consulting Agreement, as amended, provides for payments of $175 per annum.

On August 20, 2009, the Company and John E. Mordock, the Company’s President and Chief Executive Officer, entered into a new employment agreement (the “Mordock Employment Agreement”). The Mordock Employment Agreement replaced an earlier employment agreement between John Mordock and the Company, dated December 4, 2007. The Mordock Employment Agreement provides that Mr. Mordock shall be employed by the Company through December 4, 2010, shall initially receive an annual base salary of at least $275 and shall be eligible to receive an annual bonus at the discretion of the Board.
During the period of his employment, Mr. Mordock will be reimbursed for temporary housing and automobile expenses related to his employment. If Mr. Mordock’s employment is terminated by the Company without “Cause” or by Mr. Mordock for “Good Reason” (including a “Change in Control”), as those terms are defined in the Mordock Employment Agreement, or if the Company chooses not to renew the Mordock Employment Agreement for at least one additional year at the end of the employment period, Mr. Mordock shall be entitled to a cash payment equal to one year of base salary. In addition, all of Mr. Mordock’s options shall immediately vest and be exercisable for up to one year following the date of any such termination.
On August 20, 2009, the Company and Marc L. Panoff, the Company’s Chief Financial Officer, Treasurer and Secretary, entered into a new employment agreement (the “Panoff Employment Agreement”). The Panoff Employment Agreement replaced an earlier employment agreement between Marc Panoff and the Company, dated December 4, 2007. The Panoff Employment Agreement provides that Mr. Panoff shall be employed by the Company through December 4, 2010, shall initially receive an annual base salary of at least $203 and shall be eligible to receive an annual bonus at the discretion of the Board.
During the period of his employment, if Mr. Panoff’s employment is terminated by the Company without “Cause” or by Mr. Panoff for “Good Reason” (including a “Change in Control”), as those terms are defined in the Panoff Employment Agreement, or if the Company chooses not to renew the Panoff Employment Agreement for at least one additional year at the end of the employment period, Mr. Panoff shall be entitled to a cash payment equal to one year of base salary. In addition, all of Mr. Panoff’s options shall immediately vest and be exercisable for up to one year following the date of any such termination.

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

To date, the Company has not generated any operating revenues and has incurred annual net losses. From inception through September 30, 2009, the Company had an accumulated deficit of $48,673, and it expects to incur additional losses in the foreseeable future. The Company recognized net losses of $10,606 for the nine months ended September 30, 2009, and $4,928 for the nine months ended September 30, 2008.
Since its inception, the Company has financed its operations primarily through sales of its equity and debt securities. From inception through September 30, 2009, the Company received proceeds primarily from private sales of equity and debt securities and from its merger in February 2004 of approximately $44,531 in the aggregate.
The Company has devoted a significant portion of its capital resources to the research and development of its products. The Company’s primary efforts are directed to the development of a therapeutic product to meet the needs of patients suffering from Parkinson’s disease.
In addition to its product for Parkinson’s disease, the Company is currently undertaking efforts to develop a product for the treatment of Huntington’s disease and is engaged in pre-clinical activities relating to such product. The Company also has undertaken efforts to develop a product for temporal lobe epilepsy (“TLE”) but does not anticipate using its current funds for the further development of its TLE product at this time. See “Plan of Operation — Huntington’s Disease” and “Plan of Operation — Epilepsy” below.
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
In October 2009, the Data Monitoring Committee (the “DMC”), a group of independent medical experts, selected by the Company, who are responsible for reviewing and evaluating the safety data generated from the Company’s Phase 2 clinical trial, recommended the continuation of the clinical trial unmodified. This recommendation was based on the DMC’s review of all safety data from the first 7 patients enrolled in the clinical trial with at least three months of data. The Company expects to conclude the surgeries for its Phase 2 clinical trial in the second half of 2009 and announce initial efficacy data in the first half of 2010.

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
Huntington’s Disease
In November 2005, the Company announced findings from pre-clinical studies which showed that a form of the gene XIAP (X-linked Inhibitor of Apoptosis Protein or “dXIAP”) may prevent the progression of Huntington’s disease. The Company further investigated the neuroprotective effects of dXIAP by injecting presymptomatic rodents with adeno-associated virus (“AAV”) vectors encoding dXIAP into the striatum, an area of the brain normally affected in Huntington’s patients. In the study, rodents injected with this vector experienced significant reversal of motor dysfunction to the level of normal rodents, while there was no improvement in rodents treated with a control vector. dXIAP also improved the function of the diseased neurons in culture. Furthermore, no adverse effects due to dXIAP overproduction were observed.
In August 2008, the Company entered into a license agreement with respect to an exclusive license for the worldwide rights, excluding China, for the use of dXIAP for therapeutic or prophylactic purposes in the treatment of Huntington’s disease.
In September 2009, the Company received orphan drug designation from the FDA for its Huntington’s disease product.
The Company’s development of this therapy for Huntington’s disease is currently in the pre-clinical phase. The Company is presently conducting a further review and analysis of its pre-clinical results in order to determine how to best proceed to obtain regulatory clearance to commence a Phase 1 clinical trial for this therapy. The timing of such trial is subject to the completion of such review and analysis, the availability of funding, the availability of the AAV vector and an infusion system and to receipt of applicable regulatory approvals.
Epilepsy
In December 2006, the Company submitted an investigational new drug application to the FDA for permission to begin a Phase 1 clinical trial in TLE. The proposed clinical protocol for this study was presented to the National Institute of Health’s Office of Biotechnology Activities Recombinant DNA Advisory Committee on September 23, 2004 and reviewed favorably.
During the second quarter of 2008, the Company learned that further action was required to adequately protect the Company’s intellectual property rights in its technology relating to its TLE product. The Company discovered that certain individuals, not affiliated with the Company, may also have rights to use certain technology currently used by the Company with respect to the TLE product. If the Company elects to proceed with its Phase 1 clinical trial for its TLE product, the Company will need to conduct an additional pre-clinical study in non-human primates, which would be conducted in accordance with guidance received from the FDA.

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
Future Operating Expenditures
Over the next 12 months, in addition to its normal recurring expenditures, the Company expects to spend approximately $4,200 in Phase 2 clinical trial expenses with regard to its Parkinson’s treatment; $1,000 in costs associated with operating as a publicly traded company, such as legal fees, accounting fees, insurance fees, insurance premiums, investor and public relations fees; $600 in research and licensing fees; and $600 in costs associated with scaling up its manufacturing capabilities for the supply of product for a Parkinson’s pivotal trial.
Results of Operations
Three Months Ended September 30, 2009 Compared to the Three Months Ended September 30, 2008
Revenues. The Company did not generate any operating revenues in the three months ended September 30, 2009 or in the three months ended September 30, 2008.
Costs and Expenses.
Research and Development. Research and development expenses increased by $1,039 during the three months ended September 30, 2009 to $2,121 as compared to $1,082 during the comparable period in 2008. The increase was mainly due to a $1,128 increase in expenses related to the Company’s Phase 2 clinical trial for Parkinson’s disease, as well as a $195 increase in process development expenses for large scale manufacturing of the Company’s products and infusion devices, offset by a $216 decrease in fees related to license agreements and sponsored research agreements.
General and Administrative. General and administrative expenses decreased by $103 to $631 during the three months ended September 30, 2009, as compared to $734 during the comparable period in 2008. This decrease was due mainly to an $81 decrease in professional fees, including a $38 decrease in legal fees, a $28 decrease in accounting fees and a $15 decrease in investor and public relations fees. The decrease was also due to a $22 decrease in other administrative expenses during the three months ended September 30, 2009.

Other (Expense) Income, Net. The Company had net other expense of $717 during the three months ended September 30, 2009, as compared to net other income of $167 during the comparable period in 2008. The change is mainly due to charges of $723 recognized for the increase in estimated fair value of its derivative liabilities during the three months ended September 30, 2009. Additionally, the Company earned $161 less in interest income during the three months ended September 30, 2009 as compared to the comparable period in 2008.
Nine Months Ended September 30, 2009 Compared to the Nine Months Ended September 30, 2008
Revenues. The Company did not generate any operating revenues in the nine months ended September 30, 2009 or in the nine months ended September 30, 2008.
Costs and Expenses.
Research and Development. Research and development expenses increased by $2,868 during the nine months ended September 30, 2009 to $5,779 as compared to $2,911 during the comparable period in 2008. The increase was mainly due to a $2,246 increase in expenses related to the Company’s Phase 2 clinical trial for Parkinson’s disease, as well as a $448 increase in process development expenses for large scale manufacturing of the Company’s products and infusion devices and a $72 increase in pre-clinical costs associated with its Huntington’s disease product.
General and Administrative. General and administrative expenses decreased by $316 to $2,179 during the nine months ended September 30, 2009, as compared to $2,495 during the comparable period in 2008. This decrease was due, in part, to a $190 decrease in professional fees, including legal fees, accounting fees, investor and public relations fees, as well as a $68 decrease in employee compensation expense, a $24 reduction in patent impairment charges and a $34 decrease in other administrative expenses.
Other (Expense) Income, Net. The Company had net other expenses of $2,648 during the nine months ended September 30, 2009, as compared to net other income of $478 during the comparable period in 2008. The change is mainly due to charges of $2,703 recognized for the increase in estimated fair value of its derivative liabilities during the nine months ended September 30, 2009. Additionally, the Company earned $423 less in interest income during the nine months ended September 30, 2009 as compared to the comparable period in 2008.
Liquidity and Capital Resources
Cash and cash equivalents were $11,771 at September 30, 2009.
The Company is a development stage company and has not generated any operating revenues as of September 30, 2009. In addition, the Company will continue to incur net losses and cash flow deficiencies from operating activities for the foreseeable future.

Based on its cash flow projections, the Company believes that its current resources will enable it to continue as a going concern through at least September 30, 2010, thereby allowing it to fund operations through its receipt of primary efficacy data from its Phase 2 clinical trial for Parkinson’s disease and to fund its pre-clinical expenses for Huntington’s disease. Accordingly, the Company will continue to seek additional funds through public or private equity offerings, debt financings or corporate collaboration and licensing arrangements. The Company does not know whether additional financing will be available when needed or, if available, will be on acceptable or favorable terms to it or its stockholders. If the Company is unable to secure additional funding by December 31, 2009, or shortly thereafter, its ability to continue as a going concern may be in doubt.
Net cash used in operating activities was $6,925 for the nine months ended September 30, 2009 as compared to $4,843 during the comparable period in 2008. The $2,082 increase in net cash used in operations was primarily due to a $5,678 increase in net loss, offset by $2,781 in adjustments to net loss for increased non-cash expenses, as well as a $815 decrease in cash used as a result of changes to working capital in 2009.
The Company had net cash used in investing activities of $210 during the nine months ended September 30, 2009 as compared to $186 during the nine months ended September 30, 2008. Cash used in investing activities relates to purchases of equipment and additions to intangible assets made by the Company during 2009 and 2008.
The Company had no net cash used in or provided by financing activities during the nine months ended September 30, 2009. Net cash provided by financing activities during the nine months ended September 30, 2008 was $4,932, which represented net proceeds received by the Company in a private placement of its Series D Stock in April 2008.
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
As of September 30, 2009, the Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures. Based on the foregoing, its Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2009.
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

NEUROLOGIX, INC.
November 10, 2009	/s/ John E. Mordock
John E. Mordock
President and Chief Executive Officer (as Principal Executive Officer)

November 10, 2009	/s/ Marc L. Panoff
Marc L. Panoff
Chief Financial Officer, Secretary and Treasurer (as Principal Accounting Officer/Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit

10.1
Amendment No. 3 to the Clinical Study Agreement between Neurologix, Inc. and Cornell University for and on behalf of its Joan & Sanford I. Weill Medical College, dated as of July 23, 2009 (filed as exhibit 10.1 to the Registrant’s Current Report on Form 8-K, dated July 24, 2009, and incorporated herein by reference).

10.2
Employment Agreement dated August 20, 2009 by and between John E. Mordock and Neurologix, Inc. (filed as exhibit 10.1 to the Registrant’s Current Report on Form 8-K, dated August 20, 2009, and incorporated herein by reference).

10.3
Employment Agreement dated August 20, 2009 by and between Marc Panoff and Neurologix, Inc. (filed as exhibit 10.2 to the Registrant’s Current Report on Form 8-K, dated August 20, 2009, and incorporated herein by reference).

10.4
Letter Agreement dated August 31, 2009 by and between Neurologix, Inc. and Dr. Matthew During (filed as exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated August 31, 2009, and incorporated herein by reference).

10.5
Third Amendment to Master Sponsored Research Agreement between Neurologix, Inc. and The Ohio State University Research Foundation, on behalf of Ohio State University, dated as of September 24, 2009 (filed as exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated September 24, 2009, and incorporated herein by reference).

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