Form 10-K
period 2009-12-31
NEUROLOGIX INC/DE
filed 2010-03-26
CIK 356591

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended: December 31, 2009

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-13347

NEUROLOGIX, INC.

DELAWARE	06-1582875

State or other jurisdiction of	I.R.S. Employer
Incorporation or organization	Identification No.

ONE BRIDGE PLAZA, FORT LEE, NEW JERSEY	07024

(Address of principal executive offices)	(Zip Code	)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer (Do not check if a smaller reporting company) [ ]	Smaller reporting company [X]

Indicate by checkmark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates was approximately $7,089,301, computed by reference to the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

As of March 12, 2010, there were outstanding 27,865,010 shares of the Registrant’s common stock, par value $0.001 per share.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required in Part III of this Annual Report on Form 10-K is incorporated herein by reference to the registrant’s Proxy Statement for its 2010 Annual Meeting of Stockholders, which Proxy Statement will be filed within 120 days after the Registrant’s fiscal year ended December 31, 2009.

FORWARD LOOKING STATEMENTS

This document includes certain statements of Neurologix, Inc. (the “Company”) that may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the ‘‘Exchange Act”) and which are made pursuant to the Private Securities Litigation Reform Act of 1995. These forward-looking statements and other information relating to the Company are based upon the beliefs of management and assumptions made by and information currently available to the Company. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance, as well as underlying assumptions and statements that are other than statements of historical fact. When used in this document, the words “expects,” “anticipates,” “estimates,” “plans,” “intends,” “projects,” “predicts,” “believes,” “may,” “should,” “potential,” “continue” and similar expressions are intended to identify forward-looking statements. These statements reflect the current view of the Company’s management with respect to future events and are subject to numerous risks, uncertainties and assumptions. Many factors could cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements that may be expressed or implied by such forward-looking statements, including, among other things:

•	the inability of the Company to raise additional funds, when needed, through public or private equity offerings, debt financings or additional corporate collaboration and licensing arrangements.

•	the inability of the Company to successfully commence and complete all necessary clinical trials for the commercialization of its product to treat Parkinson’s disease.

Other factors and assumptions not identified above could also cause the actual results to differ materially from those set forth in the forward-looking statements. Additional information regarding factors which could cause results to differ materially from management’s expectations is found in the section entitled “Risk Factors” starting on page 22. Although the Company believes these assumptions are reasonable, no assurance can be given that they will prove correct. Accordingly, you should not rely upon forward-looking statements as a prediction of actual results. Further, the Company undertakes no obligation to update forward-looking statements after the date they are made or to conform the statements to actual results or changes in the Company’s expectations. In this annual report on Form 10-K, “we”, “our” and “us” refer to Neurologix, Inc., except as otherwise indicated or as the context otherwise requires.

PART I

Item 1.	Business

INTRODUCTION

The Company is a development stage company that is engaged in the research and development of proprietary treatments for disorders of the brain and central nervous system, using gene transfer and other innovative therapies. The Company’s development efforts are currently focused on gene transfer for treating Parkinson’s disease. The Company’s core technology, which it refers to as ‘‘NLX,” is in the clinical development stages and was tested in the Phase 1 and Phase 2 clinical trials to treat Parkinson’s disease. Although the Company’s operations and resources will be primarily concentrated on its Parkinson’s disease therapy, the Company intends to continue to develop therapies to treat other neurodegenerative and metabolic disorders, including therapies relating to epilepsy and Huntington’s disease. Recent highlights include:

•	For the 12 months ended December 31, 2009, the Company reported a net loss of approximately $13.5 million versus a net loss of $6.3 million for the 12 months ended December 31, 2008. Cash and cash equivalents were $9.6 million at December 31, 2009.

•	On March 23, 2010, the Company extended the term of its consulting agreement with Dr. Martin Kaplitt, the Company’s Chairman of the Board of Directors, from January 1, 2010 to December 31, 2010.

•	On March 23, 2010, the Company approved an extension of the term of its amended and restated consulting agreement with Dr. Michael Kaplitt, one of the Company’s scientific co-founders and a member of its Scientific Advisory Board (the “SAB”), from April 30, 2010 to April 30, 2011.

•	Effective March 10, 2010, John E. Mordock resigned as a director and as President and Chief Executive Officer of the Company, with Clark A. Johnson, Vice Chairman of the Company’s Board of Directors, being named his successor.

•	In February 2010, the Company received a Notice of Allowance from the United States Patent and Trademark Office (“USPTO”) for intellectual property central to the Company’s approach for the treatment of epilepsy. The patent allowance covers the treatment of seizures associated with temporal lobe epilepsy (“TLE”) by direct administration of an AAV (adeno-associated virus) vector encoding Neuropeptide Y (“NPY”) into the brain’s temporal lobe. (See “Business of the Company – Patents and Other Proprietary Rights”).

•	In January 2010, the USPTO expanded the intellectual property protections enabled by a previously issued patent that is central to the Company’s Parkinson’s disease program. The new allowances broaden the patent’s coverage beyond Parkinson’s disease to include the use of GAD65 in the treatment of other neurological and related disorders. (See “Business of the Company – Patents and Other Proprietary Rights”).

•	In November 2009, the Company completed all planned surgeries in its Phase 2 clinical trial of the Company’s gene transfer approach to the treatment of advanced Parkinson’s disease. (See “Business of the Company – Parkinson’s Disease”).

•	On September 24, 2009, the Company entered into a third amendment to its Master Sponsored Research Agreement (the “OSU Research Agreement”), dated as of May 10, 2006, as amended, with The Ohio State University Research Foundation (“OSURF”), on behalf of Ohio State University. The third amendment, among other things, extended the term of the OSU Research Agreement to November 10, 2010.

•	On August 31, 2009, the Company extended the term of its consulting agreement with Dr. Matthew During, one of the Company’s scientific co-founders and a member of the SAB, from September 30, 2009 to September 30, 2010.

•	On August 20, 2009, the Company entered into employment agreements with John E. Mordock, the Company’s then President and Chief Executive Officer, and Marc L. Panoff, the Company’s Chief Financial Officer, Treasurer and Secretary. The agreements replaced earlier agreements between the Company and the respective officers, each dated December 4, 2007. These new employment agreements extended the term of employment of each of the officers through December 4, 2010 and enhanced certain terms of each of the officers’ severance arrangements.

•	On July 23, 2009, the Company entered into Amendment No. 3 to its Clinical Study Agreement (the “Clinical Study Agreement”) with Cornell University for and on behalf of its Joan & Sanford I. Weill Medical College (“Cornell”). The Amendment extended the performance period of the sponsored research program and eliminated from the scope of work all research and activities relating to mechanisms by which certain gene therapy treatments may penetrate the blood-brain barrier.

•	On January 13, 2009, the Company entered into a License Agreement (the “Cornell License Agreement”) with Cornell, whereby Cornell granted the Company an exclusive license for the worldwide use of certain patents for the development of products and methods for the treatment of psychiatric conditions. The Company anticipates using these patents to develop a product for the treatment of depression. (See “Business of the Company – Other Neurodegenerative and Metabolic Disorders”).

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

Thereafter, until approximately July 2001, the Company provided a broad range of consulting services, including e-services and technology strategy, online branding, web architecture and design, systems integration, systems architecture and outsourcing. However, the Company was not successful with its business strategy and therefore the Company’s Board of Directors (the ‘‘Board”) voted to divest the Company of a majority of its then existing operations. On September 30, 2002, the Board adopted a plan of liquidation and dissolution in order to maximize stockholder value.

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

On February 10, 2004, the Company completed a merger (the “Merger”) of a wholly-owned subsidiary with Neurologix Research, Inc. (formerly known as “Neurologix, Inc.” and sometimes referred to herein as “NRI”). Following the Merger, NRI became a wholly-owned subsidiary of the Company and stockholders of NRI received an aggregate number of shares of common stock of the Company (the “Common Stock”) representing approximately 68% of the total number of shares of Common Stock outstanding after the Merger.

Effective December 31, 2005, the Company completed a short-form merger whereby its operating subsidiary, NRI, was merged with and into the Company. Following the merger, NRI no longer existed as a separate corporation. As the surviving corporation in the merger, the Company assumed all of the rights and obligations of NRI. The short-form merger was completed for administrative purposes and did not have any material impact on the Company or its operations or financial statements.

BUSINESS OF THE COMPANY

The Company is a development stage company that is engaged in the research and development of proprietary treatments for disorders of the brain and central nervous system, using gene transfer and other innovative therapies. These treatments are designed as alternatives to conventional surgical and pharmacological treatments.

The Company’s scientific co-founders, Dr. Matthew J. During and Dr. Michael G. Kaplitt, have collaborated for more than ten years in working with central nervous system disorders. Their research spans from animal studies (for gene transfer in Parkinson’s disease, epilepsy and other disorders of the central nervous system) to the Phase 2 clinical trial for the treatment of Parkinson’s disease. They both remain as consultants to the Company and serve on the SAB.

From 1999 to 2002, the Company, through NRI, conducted its gene transfer research through sponsorship agreements with Thomas Jefferson University (“TJU”), the Rockefeller University (“Rockefeller”) and the University of Auckland in New Zealand (“AUL”). From October 2002 to April 2006, the Company staffed its own laboratory facilities at Columbia University’s Audubon Biomedical Science and Technology Park in New York City to manufacture the gene transfer products required for its pre-clinical trials and to continue the research and development of additional gene transfer products.

Currently, the Company conducts basic and applied gene transfer research through research agreements with Cornell in a laboratory directed by Dr. Michael Kaplitt and one of the Company’s scientists, and OSURF in a laboratory directed by Dr. During and five of the Company’s scientists.

The Company currently outsources the manufacture of its materials and devices to third parties for use in its clinical trials. These third parties provide such materials and devices pursuant to directives from the Company.

Business Strategy

The Company’s objective is to develop and commercialize innovative therapeutic treatments for disorders of the brain and central nervous system, primarily gene transfer therapy. Key elements of the Company’s strategy include:

•	Focus resources on development of the Company’s NLX technology. The Company intends to focus its research and development efforts on what it believes are achievable technologies having practical applications. Currently, the Company expects to allocate the majority of its resources and efforts to the development of its first-generation NLX product for the treatment of Parkinson’s disease.

•	Focus on central nervous system disorders that are likely to be candidates for gene transfer. To attempt to reduce the technical and commercial risks inherent in the development of new gene therapies, the Company intends to pursue treatments for neurological diseases for which:

o	the therapeutic gene function is reasonably well understood and has a physiological role;

o	neurosurgical approaches are already established and standard;

o	animal studies have indicated that gene transfer technology may be effective in treating the disease;

o	specific clinical outcome is measurable;

o	partial correction of the disease is expected to be clinically proven; and

o	clinical testing can be conducted in a relatively small number of patients within a reasonably short time period.

•	Establish strategic relationships to facilitate research, product development and manufacturing. The Company continues to seek to establish collaborative research and manufacturing relationships with universities and companies involved in the development of gene transfer and other technologies. The Company believes that such relationships, if established, will make additional resources available to the Company for the manufacture of gene transfer products and for clinical trials involving such products. The Company may enter into joint ventures or strategic alliances with one or more pharmaceutical companies or other medical specialty companies to develop, manufacture and market its products. The Company may seek out companies that have extensive resources and knowledge to enable the Company to develop and commercialize its products. In February 2010, the Company retained MTS Health Partners, L.P. as a strategic advisor to complement and augment the Company’s ongoing business development efforts, including efforts to seek strategic collaborations for the continued development and commercialization of its Parkinson’s product. (See “– Manufacturing”).

•	Funding Operations. The Company must continue to seek additional funds through public or private equity offerings, debt financings or corporate collaborations and licensing arrangements, including joint ventures and strategic alliances. (See “Risk Factors – The Company Does Not Have Sufficient Funds to Continue its Operations in the Long Run or to Commercialize its Product Candidates”, See Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Plan of Operation” and Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources”).

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

Rigidity, tremor and bradykinesia result, primarily, from a loss of dopamine in two regions of the brain: the substantia nigra and striatum (caudate and putamen). Dopamine is a neurotransmitter, a chemical released from nerve cells (neurons), which helps regulate the flow of impulses from the substantia nigra to neurons in the caudate and putamen. Standard therapy for Parkinson’s disease often involves use of levodopa, a drug that stimulates production of dopamine. However, over extended periods of time levodopa often declines in its effectiveness.

In advanced stages of Parkinson’s disease, as the disease becomes more and more debilitating, it becomes necessary to apply a riskier and potentially more invasive medical procedure to treat the disease. It is at this juncture that surgical procedures, including deep brain stimulators and lesioning, which target an area of the brain called the subthalamic nucleus (“STN”), are commonly advised.

The Company believes that the glutamic acid decarboxylase (“GAD”) gene can be used to selectively mimic normal physiology and alter the neural circuitry affected by Parkinson’s disease. The Company’s technology inserts a GAD gene into an AAV vector, and this packaged vector is introduced directly into the STN. The GAD gene is responsible for making gamma aminobutyric acid (“GABA”), which is released by nerve cells to inhibit or dampen activity. The loss of dopamine leads to a change in the activity of several brain structures that control movement. Central to this is the STN, which is overactive and does not receive adequate GABA, as well as targets of the STN, which are also hyperactive and also do not receive enough GABA. The goal of this therapy is to deliver GABA to the STN in order to re-establish the normal neurochemical balance and activity among these key structures.

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

According to the National Parkinson Foundation, there are over 1 million Parkinson’s disease patients in America, with approximately 60,000 new cases diagnosed each year. While the peak onset of Parkinson’s disease occurs after the age of 65, 15% of Parkinson’s disease patients are less than 50 years of age.

Product Development and Operations.  In October 2006, the Company announced that it had completed its Phase 1 clinical trial of gene transfer for Parkinson’s disease. The results indicated that the treatment, which was confined to only one side of the brain, appeared to be safe and well-tolerated in patients with advanced Parkinson’s disease, with no evidence of adverse effects or immunologic reaction related to the study treatment. The trial also yielded statistically significant clinical efficacy and neuro-imaging results. Such results were published in 2007 in two leading peer-reviewed medical and scientific journals: The Lancet and Proceedings of the National Academy of Sciences.

A Phase 1 clinical trial is primarily designed to test the safety, as opposed to the efficacy, of a proposed treatment. The clinical trial was conducted by Drs. Michael Kaplitt and Matthew During. As part of this clinical trial, twelve patients with Parkinson’s disease underwent surgical gene transfer at The New York Presbyterian Hospital/Weill Medical College of Cornell University. All patients were evaluated both pre- and post-operatively with Positron Emission Tomography (“PET”) scans and with graded neurological evaluations by Drs. Andrew Feigin and David Eidelberg of North Shore University Hospital. The Phase 1 clinical trial was an open-label dose-escalation study with four patients in each of three escalating dose cohorts. The third cohort of four patients received 10 times the dose of the first cohort. The 12 patients who participated in the trial were diagnosed with severe Parkinson’s disease of at least five years duration and were no longer adequately responding to current medical therapies.

Following this Phase 1 clinical trial, the Company designed its protocol for a Phase 2 clinical trial. On December 3, 2007, the Company reviewed its Phase 2 protocol with the National Institutes of Health’s Office of Biotechnology Activities Recombinant DNA Advisory Committee (the ‘‘RAC”) in a public forum.

On December 13, 2007, the Company announced that the U.S. Food and Drug Administration (the ‘‘FDA”) granted Fast Track Designation for the Company’s treatment of

Parkinson’s disease. Under the FDA Modernization Act of 1997, Fast Track Designation may facilitate the development and expedite the review of a drug candidate that is intended for the treatment of a serious life-threatening condition and demonstrates the potential to address an unmet medical need for such a condition. Fast Track Designation will provide various means to expedite the development and review of the Company’s gene transfer procedure for Parkinson’s disease, including the facilitation of meetings and other correspondence with FDA reviewers, consideration for priority review and the ability to submit portions of a Biologic License Application (“BLA”) early for review as part of a “rolling” submission. The receipt of Fast Track Designation does not, however, assure the approval of any of the Company’s study protocols or the ultimate approval of any BLA that may be submitted by the Company to the FDA for marketing approval.

Under a manufacturing and development agreement, the Company and Medtronic, Inc. (“Medtronic”) have co-developed a new catheter infusion device to infuse the Company’s gene transfer product into the brain with respect to the treatment of Parkinson’s disease. (See “– Manufacturing”). The FDA reviewed and approved the use of this device in connection with the Company’s Phase 2 clinical trial for its Parkinson’s disease product under the Company’s investigational new drug application (“IND”). The use of such a catheter facilitates the delivery of the Company’s gene transfer treatment by neurosurgeons and simplifies the procedures for infusing the gene product into the brain. In order for the Company to market its products, Medtronic must obtain the FDA’s approval for the commercialization of such catheter infusion device, and the Company must obtain sufficient quantities of the catheter infusion device whether from Medtronic or another manufacturer. (See “Risk Factors”).

The Company initiated its Phase 2 clinical trial for the treatment of advanced Parkinson’s disease in December 2008 and completed all 44 of the planned surgeries associated with the trial in November 2009. The Company will be evaluating the 44 trial participants that were enrolled across seven medical center sites. Half of the trial participants were randomly selected to receive an infusion of the gene-based treatment bilaterally and the other half were randomly selected to receive a sterile saline solution (the “Control Participants”). Trial participants are being assessed for safety and for treatment effects by standardized Parkinson’s disease ratings at multiple time points both pre and post-procedure. The primary endpoint for the trial will be a clinical assessment of motor function at 6 months using the Unified Parkinson’s Disease Rating Scale (UPDRS). The Company expects to receive initial results, based on these assessments, of its Phase 2 clinical trial at the end of the 6-month period following the completion of the last participant’s surgical procedure. All participants in the trial will continue to be monitored for safety for 12 months following their respective surgical procedures. If such initial efficacy results are significantly positive and if the 12-month safety data is acceptable, then those Control Participants who continue to meet all entry, medical and surgical criteria for the trial will be offered the opportunity to participate in the open label arm of the trial to receive a bilateral infusion of the gene-based treatment.

In December 2009, the Data Monitoring Committee (the “DMC”), a group of independent medical experts, selected by the Company, who are responsible for reviewing and evaluating the safety data generated from the Company’s Phase 2 clinical trial, recommended no modifications to the clinical trial. This recommendation was based on the DMC’s review of all safety data from the first 20 patients enrolled in the clinical trial with at least one month of data.

The Company is currently taking steps to move toward a pivotal trial for the treatment of Parkinson’s disease, and hopes to be in a position to file its protocol with the FDA in 2010 or 2011. The Company’s conduct of such a trial will require, among other things, approval by the FDA and adequate funding. Currently, the Company estimates that the pivotal trial could be completed in 2013 and the estimated total direct costs to reach that milestone are expected to be between $20 million and $40 million. (See “Risk Factors” and Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations”).

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

Product Development and Operations.  Over the past several years, the Company has completed multiple pre-clinical trials in rodents and two non-human primate studies to evaluate the toxicity and efficacy of using its gene transfer technology in the brain for the treatment of epilepsy. The Company’s approach is based on the use of the non-pathogenic AAV vector, delivered using standard neurosurgical techniques. Other studies have demonstrated that NPY, a 36-amino acid peptide which acts to dampen excessive excitatory activity and prevents seizures in multiple animal models, had efficacy in preventing the development of spontaneous seizures that occur after a prolonged episode of status epilepticus, a life-threatening condition in which the brain is in a state of persistent seizure. The Company’s proposed treatment uses gene transfer technology to deliver genes into the brain which restore the chemical balance, but only in the areas in which the disease process is occurring.

In December 2006, the Company submitted an IND to the FDA for permission to begin a Phase 1 clinical trial in TLE. The proposed clinical protocol for this study was presented to the RAC on September 23, 2004 and was reviewed favorably.

On December 4, 2007, the Company announced the receipt of a grant from the Epilepsy Research Foundation, a joint venture of three non-profit epilepsy organizations – the Epilepsy Therapy Project, EF, and Finding a Cure for Epilepsy and Seizures – formed to identify and accelerate the development of promising epilepsy research. The grant will help fund the Company’s clinical epilepsy research.

In January 2008, the Company announced that as a result of comments from, and discussions with, the FDA, the Company would need to conduct an additional pre-clinical trial in non-human primates prior to commencing a Phase 1 clinical trial. The non-human primate study would be designed to confirm the safety of the administration and use of the AAV containing NPY.

In February 2010, the Company received a Notice of Allowance from the USPTO for intellectual property covering the use of NPY for the treatment of TLE. The Company believes that this Notice of Allowance will protect the Company’s intellectual property rights with respect to the use of NPY for the treatment of TLE.

The Company’s timetable for commencement of a Phase 1 clinical trial for its TLE product has been delayed, with any such commencement being subject to, among other things, the successful completion of the additional pre-clinical trial, the availability of funding, approval by the FDA and procurement of certain intellectual property licenses. (See “Risk Factors”). The Company cannot predict the timing for the conduct of additional trials or for a filing for the FDA’s approval of the epilepsy product.

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

According to the Huntington’s Disease Society of America, Huntington’s disease is recognized as one of the more common genetic disorders. More than a quarter of a million Americans have Huntington’s disease or are “at risk” of inheriting the disease from an affected parent. Huntington’s disease typically begins in mid-life, between the ages of 30 and 50 and affects males and females equally. Each child of a person with Huntington’s disease has a 50 percent chance of inheriting the fatal gene. Everyone who carries the gene will develop the disease.

Product Development and Operations.  In November 2005, the Company announced findings from pre-clinical studies which showed that a form of the gene XIAP (X-linked Inhibitor of Apoptosis Protein or “dXIAP”) may prevent the progression of Huntington’s disease. The Company further investigated the neuroprotective effects of dXIAP by injecting pre-symptomatic rodents with AAV vectors encoding dXIAP into the striatum, an area of the brain normally affected in patients with Huntington’s disease. In the study, rodents injected with this vector experienced significant reversal of motor dysfunction to the motor function level of normal rodents, while there was no improvement in the motor function of rodents treated with a control vector. dXIAP also improved the function of the diseased neurons in culture. Furthermore, no adverse effects due to dXIAP overproduction were observed.

In August 2008, the Company entered into a license agreement with Aegera Therapeutics Inc. (“Aegera”) (the “Aegera License Agreement”) whereby the Company was granted an exclusive license for the worldwide rights, excluding China, for the use of dXIAP for therapeutic or prophylactic purposes in the treatment of Huntington’s disease.

In September 2009, the Company received orphan drug designation from the FDA for its Huntington’s disease product.

The Company’s development of this therapy for Huntington’s disease is currently in the pre-clinical phase. The Company reviewed and analyzed its initial pre-clinical results and determined that additional pre-clinical testing is required prior to seeking regulatory clearance to commence a Phase 1 clinical trial for this therapy. The timing of such trial is subject to the completion of additional pre-clinical testing, the availability of funding, the availability of the AAV vector and an infusion system and to receipt of applicable regulatory approvals. (See “Risk Factors – The Company Cannot Ensure that it will be Able to Pursue Further Trials for its Product Candidates or the Timing of any Future Trials”).

Other Neurodegenerative and Metabolic Disorders

The Company has also undertaken efforts to develop gene transfer for the treatment of other neurodegenerative and metabolic disorders, including depression and metabolic syndrome or genetically-based obesity. The Company is also continuing its research and development of gene transfer for the treatment of these disorders. Since the Company’s primary focus remains the development of its product for the treatment of Parkinson’s disease, the Company expects that these other treatment candidates will remain in research and pre-clinical phases for the next several years.

In January 2009, the Company and Cornell entered into the Cornell License Agreement which resulted from the ongoing research and development relationship between the Company and Cornell under the Clinical Study Agreement. Pursuant to the terms of the Cornell License Agreement, Cornell granted the Company an exclusive license for the worldwide use of certain patents for the development of products and methods for the treatment of psychiatric conditions.

Patents and Other Proprietary Rights

The Company believes that its success depends upon its ability to develop and protect proprietary products and technology. Accordingly, whenever practicable, the Company applies for patents in the United States (and, in some instances, foreign patents as well) covering those developments that it believes are innovative, technologically significant and commercially attractive to its field of operations. At present, it holds the license to 17 issued U.S. patents and 8 foreign patents, as well as more than 20 pending U.S. and foreign patent applications. In addition, the Company owns 2 issued U.S. patents, 11 U.S. pending patent applications and 10 foreign patent applications. All of the above patents cover gene transfer technologies and delivery mechanisms for gene transfer.

Exclusive patent licenses were granted by Rockefeller and TJU pursuant to research agreements that the Company had with these institutions and by Aegera pursuant to the Aegera License Agreement and Cornell pursuant to the Cornell License Agreement. Non-exclusive patent licenses were granted pursuant to agreements the Company has with Rockefeller, Yale University and Diamyd Therapeutics AB (“Diamyd”).

All of such licenses granted to the Company cover patent rights and technical information relating to its gene transfer products and its NLX technology. Under the licenses granted by Rockefeller, TJU, the Rockefeller-Yale Agreement (as defined below) and Cornell, Drs. Michael Kaplitt and Matthew During, the Company’s founders, are entitled to receive, and have received, certain amounts out of the payments made by the Company to Rockefeller, TJU, Yale University and Cornell pursuant to such licenses. (See Note 3 to Financial Statements).

In August 2002, the Company entered into a license agreement with Rockefeller and Yale University (the “Rockefeller-Yale Agreement”) whereby the universities granted to the Company a nonexclusive license to certain patent rights and technical information. An initial fee of $20,000 was paid to each of the two universities pursuant to the agreement, and the Company pays an annual maintenance fee of $5,000 per year to each university. In addition, the Company must make additional payments upon reaching certain milestones. The Company has the right to terminate the agreement at any time on 3 months’ notice. (See Note 10 to Financial Statements).

On July 2, 2003, the Company entered into the Clinical Study Agreement with Cornell to sponsor the Company’s Phase 1 clinical trial for the treatment of Parkinson’s disease. Under this agreement, the Company paid Cornell $36,000 when each patient commenced treatment and $23,000 annually for the services of a nurse to assist in the clinical trial. The Company fulfilled its obligation under this portion of the agreement in May 2006 when the last patient to participate in the Phase 1 clinical trial completed its one-year follow-up. On September 24, 2004, the parties amended the Clinical Study Agreement to provide for research covering the development of gene transfer approaches to neurodegenerative disorders, including Parkinson’s disease, Huntington’s disease, Alzheimer’s disease and epilepsy (the “Scientific Studies”). On March 2, 2007, the parties entered into Amendment No. 2 to the Clinical Study Agreement, among other things, to extend the agreement until August 31, 2008 and to further expand the scope of work to cover research and activities relating to mechanisms by which certain gene therapy treatments may penetrate the blood-brain barrier (“Blood-Brain Barrier Research”). On July 23, 2009, the

parties entered into Amendment No. 3 to the Clinical Study Agreement to eliminate all Blood-Brain Barrier Research from the scope of work and to extend the performance period of the sponsored research program until terminated by the Company upon 30 days’ prior written notice or by Cornell if circumstances beyond Cornell’s reasonable control preclude continuation of the Scientific Studies.

This sponsored research under the Clinical Study Agreement is funded by the Company and is being conducted in Cornell’s Laboratory of Molecular Neurosurgery under the direction of Dr. Michael Kaplitt. The Company is required to pay Cornell $135,000 per year for the duration of the Scientific Studies. (See Note 10 to Financial Statements). Pursuant to the terms of the Cornell License Agreement, the Company agreed to continue to provide research support to Cornell under the Clinical Study Agreement until the expiration of the Cornell License Agreement.

Effective May 2006, the Company entered into a Sponsored Research Agreement (“Research Agreement”) with OSURF which provides for research covering the development of gene transfer approaches to neurodegenerative disorders, including Parkinson’s disease, epilepsy, Huntington’s disease and Alzheimer’s disease, as well as gene transfer approaches to pain, stroke, neurovascular diseases and other research. The Company has first right to negotiate with OSURF, on reasonably commercial terms, for an exclusive, worldwide right and license for commercial products embodying inventions conceived under the Research Agreement if there is involvement from employees of OSURF. The term of the Research Agreement, as amended in September 2009, runs through November 10, 2010.

The Company entered into a Sublicense Agreement, effective as of August 4, 2006, with Diamyd (the “Sublicense Agreement”). Pursuant to the Sublicense Agreement, Diamyd granted to the Company a non-exclusive worldwide license to certain patent rights and technical information for the use of a gene version of GAD 65 in connection with the Company’s gene transfer treatment for Parkinson’s disease. The Company paid Diamyd an initial fee of $500,000 and will pay annual license maintenance fees and certain milestone and royalty payments to Diamyd, as provided for in the Sublicense Agreement. The Sublicense Agreement will terminate upon the last to occur of: (a) expiration of the last to expire patent covered by the Sublicense Agreement; (b) such time as any claims under a properly filed patent application have been fully prosecuted; or (c) 17 years. However, either party may terminate earlier pursuant to the terms of the Sublicense Agreement.

On August 28, 2008, the Company entered into the Aegera License Agreement whereby Aegera granted the Company an exclusive license for the worldwide rights, excluding China, for the use of the XIAP gene (x-linked inhibitor of apoptosis protein) for therapeutic or prophylactic purposes in the treatment of Huntington’s disease. Under the terms of the Aegera License Agreement, the Company paid Aegera an initial fee and, during the term of the Aegera License Agreement, the Company will pay to Aegera an annual license maintenance fee and certain milestone and royalty payments, as provided for in the Aegera License Agreement. The Company may terminate the Aegera License Agreement upon 90 days’ written notice to Aegera.

On January 13, 2009, the Company entered into the Cornell License Agreement whereby Cornell granted the Company an exclusive license for the worldwide use of certain patents for the development of products and methods for the treatment of psychiatric conditions. Under the terms of the Cornell License Agreement, the Company paid Cornell an initial fee and, during the term of the Cornell License Agreement, will pay to Cornell an annual license maintenance fee and certain milestone and royalty payments as provided for in the Cornell License Agreement. The Cornell License Agreement will terminate on the expiration date of the longest-lived patent rights covered thereunder unless earlier terminated by Cornell or the Company pursuant to the terms thereof. In addition, the Company agreed to continue to provide research support to Cornell under the Clinical Study Agreement during the term of the Cornell License Agreement.

In addition to patents, the Company relies on trade secrets, technical know-how and continuing technological innovation to develop and maintain its competitive position. The Company requires all of its employees to execute confidentiality and assignment of invention agreements. These agreements typically provide that (i) all materials and confidential information developed or made known to the individual during the course of the individual’s relationship with the Company are to be kept confidential and not disclosed to third parties except in specific circumstances and (ii) all inventions arising out of the relationship with the Company shall be the Company’s exclusive property. While the Company takes these and other measures to protect its trade secrets, such measures do not ensure against the unauthorized use and/or disclosure of its confidential information.

In February 2010, the Company received a Notice of Allowance from the USPTO for intellectual property covering the use of NPY for the treatment of TLE. The Company believes that this Notice of Allowance will protect the Company’s intellectual property rights with respect to the use of NPY for the treatment of TLE.

In January 2010, the USPTO expanded the intellectual property protections enabled by a previously issued patent that is central to the Company’s Parkinson’s disease program. The new allowances to the U.S. Patent entitled “Glutamic acid decarboxylase (GAD) based delivery systems,” broaden the patent’s coverage beyond Parkinson’s disease to include the use of a gene called GAD65 in the treatment of other neurological and related disorders.

The Company’s intellectual property rights may be called into question, subject to litigation or forfeited in certain situations. (See “Risk Factors – The Company’s Intellectual Property Rights may be Called into Question or Subject to Litigation” and “Risk Factors – If the Company Fails to Meet Certain Milestones Related to its Intellectual Property Licenses with Third Parties, the Company Could Forfeit License Rights That Are Important to its Business”).

Manufacturing

The Company, or third parties retained by it, will need to have available, or develop, capabilities for the manufacture of components and delivery systems utilized in the Company’s products, including all necessary equipment and facilities. In order to receive approval by the FDA and commercialize its product candidates, the Company must develop and implement manufacturing processes and facilities that comply with governmental regulations, including the FDA’s Good Manufacturing Practices (“GMP”). As discussed below, the Company manufactured its own AAV and other components for its Phase 1 clinical trial for Parkinson’s disease and contracted and oversaw a third party manufacturer for the production of its Phase 2 clinical trial for Parkinson’s disease and its previously planned Phase 1 clinical trial for epilepsy. All products have been reviewed by the Company and the third party manufacturer and subsequently were submitted to the FDA for review. The large scale manufacture and development of components and systems will require both time and significant funding. (See “Risk Factors – The Company Does Not Have any Experience in Manufacturing Product for Commercial Sale” and “Risk Factors – The Company’s Ability to Manufacture Product Depends upon FDA Approval and Access to Third-Party Manufacturing Facilities”).

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

The Company contracted with Cincinnati Children’s Hospital Medical Center (“CCHMC”) for the production of the AAV viral vectors to be used in the Company’s Phase 2 clinical trial for Parkinson’s disease and Phase 1 clinical trial for epilepsy. The agreement required CCHMC to produce such vectors in accordance with current GMP for the corresponding clinical phase of development. The products have been released by CCHMC and the Company, and the products have been filed with the FDA in connection with the Company’s submitted clinical protocols. The AAV vector for the Phase 2 clinical trial for Parkinson’s disease was produced and was supplied by CCHMC as approved by the FDA. The Company does not expect that CCHMC will manufacture the AAV viral vectors for a Phase 3 clinical trial for Parkinson’s disease.

Currently, there is no commercial product available for infusion of gene therapeutics or other biological agents into the brain and all clinical trials to date, including the Company’s Phase 1 clinical trial for Parkinson’s disease, have utilized either experimental devices created specifically for the particular trial or have used technologies which were not designed for use in the brain. Under a manufacturing and development agreement with Medtronic (the “Manufacturing and Development Agreement”), the Company’s scientists, along with Medtronic’s engineers, developed a novel catheter infusion device for infusing gene therapies into the brain. The Company used this device in its Phase 2 clinical trial for Parkinson’s disease and plans to use it in follow-on clinical studies. In order for the Company to market its products, the FDA’s approval is required for use of such catheter infusion device. As of December 31, 2009, the Company had paid $850,000 to Medtronic under the Manufacturing and Development Agreement and purchased the catheter infusion devices used in its Phase 2 clinical trial for Parkinson’s disease pursuant to an addendum to the Manufacturing and Development Agreement. While Medtronic is not obligated to manufacture and supply such device for a Phase 3 clinical trial for Parkinson’s disease or for commercialization of the Parkinson’s product, Medtronic has indicated its intent to manufacture and supply such device for a Phase 3 clinical trial for Parkinson’s disease, subject to the execution and delivery of a definitive agreement satisfactory to Medtronic. If Medtronic does not elect to manufacture and supply the device for such Phase 3 clinical trial, the Company will have to utilize alternative manufacturers and suppliers for such device. (See “Risk Factors – The Company’s Ability to Manufacture Products Depends upon FDA Approval and Access to Third-Party Manufacturing Facilities”).

The Manufacturing and Development Agreement provides Medtronic with rights of first offer and first refusal involving the distribution or commercialization of any of the Company’s gene therapies for Parkinson’s disease or TLE. These rights granted to Medtronic will have an impact on the Company’s negotiations with respect to strategic collaborations for the further development and funding of the Company’s Parkinson’s product, including the conduct of a Phase 3 clinical trial and the future manufacture and marketing of a commercial product. (See “Risk Factors – The Company Does Not Have Sufficient Funds to Continue its Operations in the Long Run or to Commercialize its Product Candidates”).

The Company continues to seek manufacturing capabilities for its AAV vectors and catheter infusion devices in connection with a potential pivotal trial for the treatment of Parkinson’s disease and for use in its other gene therapy products. At the present time, the Company is evaluating whether it will seek to establish such capabilities on its own or instead will contract with third parties for such manufacturing. (See “Risk Factors – The Company Does Not Have any Experience in Manufacturing Products for Commercial Sale”).

Competition

The Company is aware of other companies currently conducting clinical trials of gene transfer products in humans to treat Parkinson’s disease, and recognizes that it faces intense competition from pharmaceutical companies, biotechnology companies, universities, governmental entities and other healthcare providers developing alternative treatments for Parkinson’s disease, Huntington’s disease and epilepsy. At this time, the Company is not aware of any new developments with respect to these trials or with respect to the trials described below. Alternative treatments include surgery, deep brain stimulator implants and the use of pharmaceuticals. The Company may also face competition from companies and institutions involved in developing gene transfer and cell therapy treatments for other diseases, whose technologies may be adapted for the treatment of central nervous system disorders. Some companies, such as Genzyme Corp. (“Genzyme”), Cell Genesys, Inc., and Targeted Genetics Corporation, have significant experience in developing and using AAV vectors to deliver gene transfer products.

Oxford Biomedica (“Oxford”), a gene therapy company using the lentivirus to deliver therapeutic genes, announced results from the first six patients in its Phase 1/2 trial of its proprietary gene therapy, ProSavin, for the treatment of Parkinson’s disease. Oxford indicated that all six patients showed improved motor function at six months and that the safety profile of ProSavin had been maintained at six months with no evidence of adverse events or immunologic reactions to the treatment. Oxford is in the first stage of its clinical trial in France, an open-label dose escalation study designed to evaluate at least two dose levels of ProSavin in cohorts of three patients each. If such trial is successful, Oxford has stated it will commence a Phase 3 clinical trial.

Ceregene, Inc. (“Ceregene”), an affiliate company of Cell Genesys, Inc., announced, in November 2008, that its Phase 2 clinical trial for Parkinson’s disease failed to demonstrate an appreciable difference between patients treated with AAV expressing the neurturin gene (a nerve growth factor) versus those in the control group. In May 2009, Ceregene reported additional findings from the trial and in September 2009 commenced a new Phase 1/2 clinical trial for Parkinson’s disease administering the same gene into an additional target in the brain. In June 2007, Ceregene announced that it had entered into a partnership with Genzyme for the development and commercialization of its Parkinson’s indication. Under this partnership, Genzyme gained all marketing rights outside of the U.S. and Canada to Ceregene’s Parkinson’s indication. The Company is unaware of Ceregene’s future plans with regard to this indication.

Genzyme purchased the AAV gene transfer assets of Avigen, Inc. (“Avigen”) in December 2005, including Avigen’s AV201, an AAV vector containing the gene for AADC (aromatic amino acid decarboxylase) which is delivered directly to the part of the brain that requires dopamine to control movement. In August 2004, Avigen announced that the FDA had authorized it to initiate a Phase 1/2 clinical trial of gene transfer for the treatment of Parkinson’s disease using AV201. Avigen commenced such trial, with its first patient undergoing gene transfer surgery in December 2004, and Genzyme has since taken over the control of the study. In May 2008, Genzyme published interim results of the trial in Neurology. According to the conclusions of the publication, Genzyme’s gene therapy approach has been well tolerated thus far and shows PET evidence that the AADC gene is evident in the brain. This study is separate and distinct from Ceregene’s study discussed above.

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

Gene transfer is a relatively new technology that has not been extensively tested or shown to be effective in humans. The FDA reviews all product candidates for safety at each stage of clinical testing. Safety standards must be met before the FDA permits clinical testing to proceed to the next stage. Also, efficacy must be demonstrated before the FDA grants product approval. The approval process and ongoing compliance with applicable regulations after approval is time intensive and involves substantial risk and expenditure of financial and other resources. (See “Risk Factors – The Company is Subject to Stringent Regulation; FDA Approvals”).

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

If pre-clinical trials of a product candidate, including animal studies, demonstrate safety, and laboratory test results are acceptable, then the potential product may undergo clinical trials to test the therapeutic agent in humans. Human clinical trials are subject to numerous governmental regulations that provide detailed procedural and administrative requirements designed to protect the trial participants. Each institution that conducts human clinical trials has an Institutional Review Board or Ethics Committee charged with evaluating each trial and any trial amendments to ensure that the trial is ethical, subjects are protected and the trial meets the institutional requirements. These evaluations include reviews of how the institution will communicate the risks inherent in the clinical trial to potential participants, so that the subjects may give their informed consent. Clinical trials must be conducted in accordance with the FDA’s Good Clinical Practices regulations and the protocols established by the Company to govern the trial objectives, the parameters to be used for monitoring safety, the criteria for evaluating the efficacy of the potential product and the rights of each participant with respect to safety. FDA regulations require the Company to submit these protocols as part of the application. FDA review or approval of the protocols, however, does not necessarily mean that the trial will successfully demonstrate safety and/or efficacy of the potential product. (See “Risk Factors – The Company is Subject to Stringent Regulation; FDA Approvals”).

Institutions that receive National Institutes of Health (“NIH”) funding for gene transfer clinical trials must also comply with the NIH Recombinant DNA Guidelines, and the clinical trials are subject to a review by the RAC. The outcome of this review can be either an approval to initiate the trial without a public review or a requirement that the proposed trial be reviewed at a quarterly committee meeting. A clinical trial will be publicly reviewed when at least three of the committee members or the Director of the Office of Biotechnology Activities recommends a public review. The review by the RAC may also delay or impede the Company’s clinical trials. (See “Risk Factors – The Company’s Research Activities are Subject to Review by the RAC”). On December 3, 2007, the Company reviewed its Parkinson’s disease Phase 2 protocol with the RAC in a public forum. In December 2008, the Company initiated its Phase 2 clinical trial for the treatment of advanced Parkinson’s disease.

Clinical trials are typically conducted in three phases and may involve multiple studies in each phase. In Phase 1, clinical trials generally involve a small number of subjects, who may or may not be afflicted with the target disease, to determine the preliminary safety profile of the treatment. In Phase 2, clinical trials are conducted with larger groups of subjects afflicted with the target disease in order to establish preliminary effectiveness and optimal dosages and to obtain additional evidence of safety of the treatment. In Phase 3, large-scale, multi-center, comparative clinical trials are conducted with subjects afflicted with the target disease in order to provide enough data for the statistical proof of efficacy and safety of the treatment required by the FDA and other regulatory agencies for market approval. The Company reports its progress in each phase of clinical testing to the FDA, which may require modification, suspension or termination of the clinical trial if it deems that patient risk is too high. The length of the clinical trial period, the number of trials conducted and the number of enrolled subjects per trial vary, depending on the Company’s results and the FDA’s requirements for the particular clinical trial. Although the Company and other companies in its industry have made progress in the field of gene transfer, it cannot predict what the FDA will require in any of these areas to establish to its satisfaction the safety and effectiveness of the product candidate. (See “Risk Factors – The Company is Subject to Stringent Regulation; FDA Approvals”).

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

Because the FDA has not yet approved any gene transfer products, it is not clear what, if any, unforeseen issues may arise during the approval process. The Company expects the FDA’s regulatory approach to product approval, and its requirements with respect to product testing, to become more predictable as its scientific knowledge and experience in the field of gene transfer increases. Adverse events in the field of gene transfer or other biotechnology-related fields, however, could result in greater governmental regulation, stricter labeling requirements and potential regulatory delays in the testing or approval of gene transfer products. (See “Risk Factors – Events in the General Field of Gene Transfer may Affect the Company’s Ability to Develop its Products”).

Once approved by the FDA, marketed products are subject to continual review by the FDA, which could result in restrictions on marketing a product or in its withdrawal from the market, as well as potential criminal penalties or sanctions. (See “Risk Factors – Once Approved by the FDA, the Company’s Products Would Remain Subject to Continual FDA Review” and “Risk Factors – The Company May Face Liability Due to its Use of Hazardous Materials”).

Employees

As of December 31, 2009, the Company had twelve full-time employees, of which eight are directly involved in its research and development activities, including product development, manufacturing, regulatory affairs and clinical affairs. Four of the Company’s employees have Ph.D. degrees, with expertise in virology, protein chemistry and molecular biology. The

Company’s employees are not subject to any collective bargaining agreements, and the Company regards its relations with its employees to be good.

Scientific Advisory Board

The Company has assembled the SAB to advise the Company on the selection, implementation and prioritization of its research programs. The SAB, which currently consists of the following seven scientists, did not meet in 2009 and met one time in 2008.

Paul Greengard, Ph.D.  Dr. Greengard has been a member and the chairman of the SAB since July 2003. Dr. Greengard receives an annual fee of $25,000 for his participation in the SAB. Dr. Greengard is the Vincent Astor Professor and Chairman of the Laboratory of Molecular and Cellular Neuroscience at Rockefeller. Dr. Greengard was awarded the 2000 Nobel Prize in Physiology or Medicine. Dr. Greengard received a Ph.D. in biophysics from Johns Hopkins University. Prior to joining Rockefeller in 1983, Dr. Greengard was the director of biochemical research at the Geigy Research Laboratories and simultaneously Professor of Pharmacology and Professor of Psychiatry at the Yale University School of Medicine. Dr. Greengard is an elected member of the U.S. National Academy of Sciences and its Institute of Medicine and of the American Academy of Arts and Sciences. He is also a foreign member of the Royal Swedish Academy of Sciences and a member of the Norwegian Academy of Science and Letters.

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

Matthew J. During, M.D., D.Sc.  Dr. During, one of the Company’s scientific co-founders, has been a member of the SAB since October 1999. Dr. During receives an annual fee of $175,000 as a consultant to the Company (see Notes 3 and 10 to Financial Statements), but does not receive an additional fee for his participation in the SAB. Dr. During is currently Professor of Molecular Virology, Immunology and Medical Genetics, Neuroscience and Neurosurgery at the Ohio State Medical School where he directs neuroscience and neurosurgical gene transfer programs. He is also a Professor of Molecular Medicine and Pathology at AUL. From June 2004 to February 2006 he was the Research Lab Director of the Department of Neurological Surgery at Cornell University. He served as Director of the CNS Gene Therapy Center and Professor of Neurosurgery at Jefferson Medical College from 1998 through 2002. From 1989 through 1998, Dr. During was an Assistant then Associate Professor of Neurosurgery at Yale University where he directed a translational neuroscience program and headed Yale’s first gene transfer protocol. Dr. During received his M.D. and D.Sc. from the AUL School of Medicine and did further postgraduate training at M.I.T. from 1985 to 1987, Massachusetts General Hospital and Harvard Medical School from 1986 to 1989 and Yale University from 1988 to 1989.

Michael G. Kaplitt, M.D., Ph.D.  Dr. Kaplitt, one of the Company’s scientific co-founders, has been a member of the SAB since October 1999. Dr. Kaplitt receives an annual fee of $175,000 as a consultant to the Company (see Notes 3 and 10 to Financial Statements), but

does not receive an additional fee for his participation in the SAB. Dr. Kaplitt is Associate Professor and Vice-Chairman for Research, Department of Neurological Surgery at Weill Medical College of Cornell University. He is also a Clinical Associate Attending, Department of Neurosurgery at Memorial-Sloan Kettering Cancer Center, and Adjunct Faculty at Rockefeller University. Dr. Kaplitt graduated magna cum laude with a Bachelor’s degree in Molecular Biology from Princeton University. He received a Ph.D. in Molecular Neurobiology from Rockefeller in 1993 and his M.D. from Cornell University School of Medicine in 1995. He completed his neurosurgical residency training at the New York Hospital Cornell Medical Center in 2000 and a Fellowship in Stereotactic and Functional Neurosurgery at the University of Toronto, Toronto Ontario, Canada in 2001. Dr. Kaplitt is the son of Dr. Martin Kaplitt.

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

Andres M. Lozano, M.D., Ph.D.  Dr. Lozano has been a member of the SAB since April 2001. Dr. Lozano receives an annual fee of $25,000 for his participation in the SAB. He is currently Professor of Neurosurgery and holds the Ronald Tasker Chair in Stereotactic and Functional Neurosurgery at The University of Toronto. Dr. Lozano received his M.D. from the University of Ottawa and a Ph.D. from McGill University. He completed a residency in Neurosurgery at the Montreal Neurological Institute prior to joining the staff at the University of Toronto. Dr. Lozano is the Past President of each of the American Society for Stereotactic and Functional Neurosurgery and the World Society for Stereotactic and Functional Neurosurgery.

Eric J. Nestler, M.D., Ph.D.  Dr. Nestler has been a member of the SAB since May 2004. Dr. Nestler receives an annual fee of $12,000 for his participation in the SAB. Dr. Nestler’s research focuses on better understanding the molecular mechanisms of addiction and depression in animal models, and using this information to develop improved treatments for these disorders. He has authored or edited seven books and published more than 375 articles and reviews relating to the field of neuropsychopharmacology. From 1992-2000, he was Director of the Abraham Ribicoff Research Facilities and of the Division of Molecular Psychiatry at Yale University. From 2000-2008, he served as Professor and Chairman of the Department of Psychiatry at The University of Texas Southwestern Medical Center at Dallas. In 2008, he moved to the Mount Sinai School of Medicine in New York, where he is now Chairman of the Department of Neuroscience and Director of the Mount Sinai Brain Institute. Dr. Nestler’s awards and honors include the Pfizer Scholars Award (1987), Sloan Research Fellowship (1987), McKnight Scholar Award (1989), Efron Award of the American College of Neuropsychopharmacology (1994), Pasarow Foundation Award for Neuropsychiatric Research (1998), Fondation Ipsen

Prize in Neural Plasticity (2008), and the Patricia Goldman-Rakic Award from NARSAD (2008). He is a member of the Institute of Medicine (elected 1998) and a fellow of the American Academy of Arts and Sciences (elected 2005).

Item 1A. Risk Factors

RISK FACTORS

The following sets forth some of the business risks and challenges facing the Company as it seeks to develop its business:

The Company is Still in the Development Stage and Has Not Generated any Revenues.

From inception through December 31, 2009, the Company has incurred net losses of approximately $47.8 million and negative cash flows from operating activities of approximately $36.6 million. Because it takes years to develop, test and obtain regulatory approval for a gene-based therapy product before it can be sold, the Company likely will continue to incur significant losses and cash flow deficiencies for the foreseeable future. Accordingly, it may never be profitable and, if it does become profitable, it may be unable to sustain profitability.

The Company Does Not Have Sufficient Funds to Continue its Operations in the Long Run or to Commercialize its Product Candidates.

The Company’s existing resources are not sufficient to enable it to obtain the regulatory approvals necessary to commercialize its current or future product candidates. The Company will, from time to time, need to raise additional funds through public or private equity offerings, debt financings or additional corporate collaboration and licensing arrangements. Availability of financing depends upon a number of factors beyond the Company’s control, including market conditions and interest rates. The Company does not know whether additional financing will be available when needed, or, if available, whether any such financing will be on terms acceptable or favorable to the Company.

The Company may need to seek funds through arrangements with collaborative partners or others that require the Company to relinquish rights to technologies or product candidates that the Company would otherwise seek to develop or commercialize itself. These arrangements could harm the Company’s business, results of operations, financial condition, cash flow or future prospects. The Company may not be successful in entering into collaborative partnerships on favorable terms, if at all. The failure to enter into new corporate relationships may harm the Company’s business. (See “Business of the Company – Manufacturing”).

The Company is currently seeking to raise funds sufficient to finance its ongoing operations through 2010. If the Company is not able to raise funds in a timely manner, the Company may not be able to continue to operate its business or continue as a going concern by the end of its current fiscal year.

The Company’s independent registered public accounting firm has expressed substantial doubt about the Company’s ability to continue as a going concern in the audit report on the Company’s audited financial statements for the fiscal year ended December 31, 2009 included herein. (See “Management’s Discussion and Analysis of Financial Condition and Results of Operations”).

If the Clinical Trials for Parkinson’s Disease are Unsuccessful, it Would Likely Have a Material Adverse Effect on the Company’s Operations.

In November 2009, the Company completed all of the planned surgeries in its Phase 2 clinical trial for Parkinson’s disease. At this time, the Company cannot determine whether such

Phase 2 clinical trial will yield successful safety results or efficacy results that would warrant the conduct of a pivotal trial.

If the results of the Phase 2 clinical trial for Parkinson’s disease do not warrant the conduct of a pivotal trial, future operations and the potential for profitability will be significantly adversely affected and the business may not succeed. (See “Business of the Company – Parkinson’s Disease”).

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

The Company will need to establish or otherwise arrange for performance of such functions in order to operate in the long term.

The Company Cannot Ensure that it will be Able to Pursue Further Trials for its Product Candidates or the Timing of any Future Trials.

The Company’s ability to conduct further trials for its product candidates depends upon a number of factors beyond the Company’s control, including, but not limited to, regulatory reviews of trials, procurement of licenses from third parties and access to third party manufacturing facilities. Accordingly, the Company is unable to assure that it will be able to pursue further trials for any of its product candidates or the timing of any such trials. As previously stated, the Company has experienced delays in the commencement of its Phase 1 clinical trials for epilepsy. (See “Business of the Company – Epilepsy”). As described directly below, the Company’s ability to pursue further trials also depends upon the Company’s ability to retain its current key physicians and researchers. As described above under “The Company Does Not Have Sufficient Funds to Continue its Operations in the Long Run or To Commercialize its Product Candidates”, the Company will be required to raise additional capital in order to fund further trials.

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

Additionally, the Company must have access to an FDA approved catheter infusion device that has been tested and found compatible to infuse the Company’s gene transfer product into the brain. Currently, the Company is using a catheter infusion device that was developed by Medtronic in collaboration with the Company. To date, such device has not received regulatory approval.

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

Side Effects, Patient Discomfort, Defects or Unfavorable Publicity May Affect the Company’s Ability to Commercialize its Products.

The Company’s results for its Phase 1 clinical trial for Parkinson’s disease and its preliminary indications from its Phase 2 clinical trial for Parkinson’s disease suggest that this treatment appears to be safe and well-tolerated in participants with advanced Parkinson’s disease, with no evidence of adverse effects or immunologic reaction related to the study treatment. However, the Company cannot assure that it will not discover unanticipated side effects, patient discomfort or product defects in connection with its Phase 2 clinical trial or additional trials for Parkinson’s disease or its trials for any other product candidates. Unanticipated side effects, patient discomfort, or product defects discovered in connection with the Company’s Phase 2 clinical trial or future trials may significantly impact the Company’s ability to commercialize its products or achieve market acceptance. Commercialization could also be materially affected by unfavorable publicity concerning any of the Company’s future product candidates, or any other product incorporating technology similar to that used by future product candidates.

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

In addition to the Company’s own patents, the Company relies on license agreements with third parties relating to its intellectual property. (See “Business of the Company – Patents and Other Proprietary Rights”). These agreements require the Company to use commercially reasonable efforts to meet certain requirements, including meeting specified milestones, to keep the agreements in effect. If the Company is not able to meet its requirements and any agreement is terminated, the Company would forfeit the licenses granted under such agreement. In such event, the Company would lose its rights to use the intellectual property and technology covered by such agreement in its products. Any such loss may prevent the Company from further developing such products, which circumstance could have a material and adverse impact on the Company’s operations and profitability.

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

The Company May be Subject to Product Liability Claims in Connection with its Clinical and Pre-Clinical Trials.

Pre-clinical and clinical trials of future product candidates, and any subsequent sales of products employing the Company’s technology, may involve injuries to persons using those products as a result of mislabeling, misuse or product failure. Product liability insurance is expensive. Although the Company has purchased product liability insurance to cover claims made in connection with its Phase 1 and Phase 2 clinical trials for Parkinson’s disease, its previously planned Phase 1 clinical trial for epilepsy and its potential clinical trial for Huntington’s disease, there can be no assurance that this insurance will be available to the Company in the future on satisfactory terms, if at all. A successful product liability claim or series of claims brought against the Company in excess of any insurance coverage that it may obtain in the future would have a material adverse effect on its business, financial condition, results of operations and future prospects.

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

In August 2004, the Company subleased 1,185 square feet of space at One Bridge Plaza, Fort Lee, New Jersey 07024 (the “Sublease”) from Palisade Capital Securities, LLC (“PCS”), an affiliated company, for use as its corporate offices. The Sublease provided for a base annual rent of approximately $36,000 or $3,000 per month through the expiration of the Sublease on June 30, 2009. (See Notes 3 and 10 to Financial Statements).

Effective April 13, 2007, the Company entered into a lease (the “BPRA Lease”) with Bridge Plaza Realty Associates, LLC (“BPRA”) for an additional 703 square feet of office space at One Bridge Plaza, Fort Lee, New Jersey 07024. The BPRA Lease, which expires in April 2010, provides for a base annual rent of approximately $21,000 or $2,000 per month through its term. Pursuant to an amendment to the BPRA Lease, dated February 1, 2008, the office space leased under the Sublease was incorporated into the BPRA Lease at a base annual rent of approximately $36,000 or $3,000 per month effective July 1, 2009 through the term of the BPRA Lease. (See Note 10 to Financial Statements). The Company is currently negotiating an extension of the BPRA Lease.

The Company entered into a Facility Use Agreement (the “Facility Use Agreement”) in April 2006 with The Ohio State University (“OSU”), which allows the Company’s scientists to access and use OSU’s laboratory facilities and certain equipment to perform the Company’s research in a laboratory directed by Dr. Matthew During. The Company is currently negotiating an extension of the term of the Facility Use Agreement beyond April 17, 2010 until November 10, 2010, which is the date of expiration of the OSU Research Agreement. As of December 31, 2009, the Company has paid OSU an amount of $93,000, representing rent for the initial term of the Facility Use Agreement. (See Note 10 to Financial Statements).

One of the Company’s scientists conducts research at Cornell University in New York City in a laboratory directed by Dr. Michael Kaplitt, as provided for by the Company’s research agreement with Cornell.

Management believes that the properties the Company leases are adequately covered by insurance.

Item 3.	Legal Proceedings

None.

Item 4. Reserved

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company is prohibited from declaring, paying or setting aside any distribution or dividend for the shares of Common Stock, unless all accrued and unpaid dividends have been paid in full on all outstanding shares of Series C Convertible Preferred Stock, par value $0.10 per share (the ‘‘Series C Stock”), and Series D Convertible Preferred Stock, par value $0.10 per share (the ‘‘Series D Stock”).

The Company had 316 stockholders of record as of March 11, 2010. The Company did not pay cash dividends during the two-year period ended December 31, 2009 and does not currently expect to pay any cash dividends to stockholders in the foreseeable future.

The Common Stock is traded on the OTC Bulletin Board under the symbol “NRGX”.

The following table shows the high and low bid quotations as furnished by Bloomberg. The quotations shown reflect inter-dealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions.

High and Low Bid Prices of Common Stock

	Fiscal Year 2009		Fiscal Year 2008
	High	Low	High	Low
First quarter	$0.72	$0.20	$1.18	$0.72
Second quarter	$0.70	$0.20	$0.98	$0.53
Third quarter	$0.90	$0.42	$0.79	$0.43
Fourth quarter	$0.73	$0.40	$0.55	$0.16

Company Equity Compensation Plans

The following table sets forth information as of December 31, 2009, with respect to compensation plans (including individual compensation arrangements) under which equity securities of the Company are authorized for issuance.

			Number of securities
	Number of securities to	Weighted-average	remaining available
	be issued upon exercise	exercise price of	for future issuance
	of outstanding options,	outstanding options,	under equity
Plan Category	warrants and rights	warrants and rights	compensation plans

2000 Stock Option Plan approved by stockholders	4,173,833	$1.19	898,352

Total	4,173,833	$1.19	898,352

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the audited financial statements and accompanying notes of the Company for the fiscal year ended December 31, 2009. The Company’s fiscal year ends on the last day of December in each year. References to

2009 and 2008 shall mean the Company’s fiscal year ended on December 31st of such year. All dollar amounts in this Item 7 are in thousands.

Business Overview

The Company is a development stage company that is engaged in the research and development of proprietary treatments for disorders of the brain and central nervous system using gene transfer and other innovative therapies. These treatments are designed as alternatives to conventional surgical and pharmacological treatments.

To date, the Company has not generated any operating revenues and has incurred annual net losses. From inception through December 31, 2009, the Company had an accumulated deficit of $51,528, and it expects to incur additional losses for the foreseeable future. The Company recognized net losses of $13,461 for the fiscal year ended December 31, 2009, and $6,320 for the fiscal year ended December 31, 2008.

Since its inception, the Company has financed its operations primarily through sales of its equity and debt securities. From inception through December 31, 2009, the Company received proceeds primarily from private sales of equity and debt securities and from the Merger of approximately $44,531 in the aggregate. While the Company will continue to seek additional funds through the sale of its securities to fund its operations, the Company will also seek to obtain strategic collaborations to finance the further development of its Parkinson’s product, including the ultimate marketing and sale of such product. (See “Liquidity and Capital Resources”).

The Company has devoted a significant portion of its capital resources to the research and development of its products. The Company’s primary efforts are directed to the development of a therapeutic product to meet the needs of patients suffering from Parkinson’s disease.

In addition to its product for Parkinson’s disease, the Company has undertaken efforts to develop a product for the treatment of TLE but does not anticipate using its current funds for the further development of its TLE product at this time. The Company also has undertaken efforts to develop a product for Huntington’s disease and is engaged in pre-clinical activities relating to such product. See “Plan of Operation – Epilepsy” and “Plan of Operation – Huntington’s Disease” below.

Plan of Operation

Parkinson’s Disease

In October 2006, the Company announced that it had completed its Phase 1 clinical trial for Parkinson’s disease. The results of this trial indicated that the treatment, which was confined to only one side of the brain, appeared to be safe and well-tolerated in trial participants with advanced Parkinson’s disease, with no evidence of adverse effects or immunologic reaction related to the study treatment. The trial also yielded statistically significant clinical efficacy and neuro-imaging results. The results were published in two leading peer-reviewed medical and scientific journals: the June 23, 2007 issue of the journal The Lancet and the online edition of the Proceedings of the National Academy of Sciences in November 2007.

In November 2009, the Company completed all 44 of the planned surgeries associated with its Phase 2 clinical trial for the treatment of advanced Parkinson’s disease. Half of the trial participants were randomly selected to receive an infusion of the gene-based treatment bilaterally and the other half, the Control Participants, were randomly selected to receive a sterile saline solution. Trial participants are being assessed for safety and for treatment effects by standardized Parkinson’s disease ratings at multiple time points both pre and post-procedure. The primary endpoint for the trial will be a clinical assessment of motor function at 6 months using the Unified Parkinson’s Disease Rating Scale (UPDRS). The Company expects to receive initial results, based on these assessments, of its Phase 2 clinical trial at the end of the 6-month period following the completion of the last participant’s surgical procedure. All participants in the trial will continue to be monitored for safety for 12 months following their respective surgical procedures. If such initial efficacy results are significantly positive and if the 12-month safety data is acceptable, then those Control Participants who continue to meet all entry, medical and surgical criteria for the trial will be offered the opportunity to participate in the open label arm of the trial to receive a bilateral infusion of the gene-based treatment.

The Company is currently taking steps to move toward a pivotal trial for treatment of Parkinson’s disease and hopes to be in a position to file its protocol with the U.S. Food and Drug Administration (the “FDA”) in 2010 or 2011. The ability of the Company to conduct such a trial will require, among other things, the approval of the FDA and the availability of adequate funds, which, in turn, will be largely dependent upon the safety and efficacy results obtained from its Phase 2 clinical trial. Currently, the Company estimates that the pivotal trial could be completed in 2013 and the estimated total direct costs to reach that milestone are expected to be between $20 million and $40 million.

Epilepsy

In December 2006, the Company submitted an investigational new drug application to the FDA for permission to begin a Phase 1 clinical trial of gene transfer therapy for TLE. The proposed clinical protocol for this study was presented to the National Institute of Health’s Office of Biotechnology Activities Recombinant DNA Advisory Committee on September 23, 2004 and was reviewed favorably.

The Company does not, at this time, intend to commit its current funds to continue work on its gene transfer therapy for TLE. As previously stated, the Company intends to focus its efforts and resources on its Parkinson’s product. (See “Business of the Company – Epilepsy”).

Huntington’s Disease

In November 2005, the Company announced findings from pre-clinical studies that showed that a form of the gene dXIAP may prevent the progression of Huntington’s disease.

The Company’s development of this therapy for Huntington’s disease is currently in the pre-clinical phase. The Company reviewed and analyzed its initial pre-clinical results and determined that additional pre-clinical testing is required prior to seeking regulatory clearance to commence a Phase 1 clinical trial for this therapy. The Company proposes, at this time, to defer additional pre-clinical tests while the Company focuses its efforts and resources on its Parkinson’s product.

Other Therapies

The Company will also continue its efforts in developing therapies to treat other neurodegenerative and metabolic disorders, including depression and genetically-based obesity under its research agreements with Cornell and OSURF.

2010 Expenditures

Over the next 12 months, in addition to its normal recurring expenditures, the Company expects to spend approximately $3,900 in Phase 2 clinical trial expenses with regard to its Parkinson’s treatment; $1,000 in costs associated with operating as a publicly traded company, such as legal fees, accounting fees, insurance premiums, investor and public relations fees; $700 in expenses in order to scale up its manufacturing capabilities for the supply of product for a Parkinson’s pivotal trial; and $550 in research and licensing fees.

Results of Operations

Year Ended December 31, 2009 Compared to the Year Ended December 31, 2008

Revenues.  The Company did not generate any operating revenues in 2009 and 2008.

Research and Development Expenses.  The following table summarizes the Company’s research and development expenses for fiscal years ended December 31, 2009 and 2008 (certain prior period amounts have been reclassified to conform to current period presentation):

	2009	2008	$ Change
Clinical Trial Expenses	$4,413	$1,155	$3,258
Compensation Expenses	1,121	1,054	67
Research, Development and Licensing Fees	747	726	21
Manufacturing Process Development	617	79	538
Medical and Scientific Consultants	555	503	52
Laboratory Expenses	216	191	25
Other R&D Expenses	175	221	(46)

Totals	$7,844	$3,929	$3,915

Research and development expenses increased by $3,915 in 2009 over the comparable expenses in 2008. The increase was mainly due to a $3,258 increase in expenses related to the Company’s Phase 2 clinical trial for Parkinson’s disease, including a (i) $1,975 increase in fees due to the investigator, surgical sites and brain imaging sites participating in the clinical trial, (ii) $609 increase in other expenses related to the administration of the clinical trial, including fees to the clinical research organization assisting the Company in overseeing the conduct of the trial, (iii) $355 increase in costs associated with the manufacturing of product for a potential open-label arm to the Phase 2 clinical trial, and (iv) $319 increase in Manufacturing and Development Agreement expenses relating to the catheter infusion device used in the Phase 2 clinical trial. The increase was also due to a $538 increase in Manufacturing Process Development expenses for large scale manufacturing of the Company’s products and infusion devices and a $119 increase in cash and non-cash compensation to the Company’s researchers and scientific consultants.

General and Administrative Expenses.  General and administrative expenses decreased by $76 to $2,897 in 2009 as compared to $2,973 in 2008. This decrease was due, in part, to a $28 decrease in information technology and web site design fees, as well as a $24 decrease in patent impairment expense and a $14 decrease in cash and non-cash compensation to the Company’s employees in 2009.

Other Income (Expense), Net.  The Company had net other expenses of $2,720 in 2009 as compared to net other income of $582 in 2008. The change is mainly due to charges of $2,777 recognized for the increase in fair value of its derivative liabilities in 2009. Additionally, the Company earned $525 less in interest income during 2009 as compared to 2008.

Liquidity and Capital Resources

Cash and cash equivalents were $9,637 at December 31, 2009.

The Company is still in the development stage and has not generated any operating revenues as of December 31, 2009. In addition, the Company will continue to incur net losses and cash flow deficiencies from operating activities for the foreseeable future.

Based on its cash flow projections, the Company will need additional financing to carry out its planned business activities and complete its plan of operations through December 31,

2010. At the Company’s present level of activities, the Company’s cash and cash equivalents are believed, at this time, to be sufficient to fund its operations only into the fourth quarter of this current fiscal year. Accordingly, there is substantial doubt as to the Company’s ability to continue as a going concern by the end of its current fiscal year.

Much of the Company’s ability to raise additional capital or secure a strategic collaboration for the financing of its continued operations and product development will depend substantially on the successful outcome of its Phase 2 clinical trial for its Parkinson’s product. The initial 6-month safety and efficacy results from that trial will not be available until June or July of 2010. Since the Company is unable to fund its operations through December 31, 2010, it is making every effort to secure capital commitments for funds at this time. The Company is also currently seeking to raise funds through corporate collaboration and licensing arrangements in connection with its ongoing and long-term operations.

The Company does not know whether additional financing will be available when needed or, if available, will be on acceptable or favorable terms to it or its stockholders. (See “Risk Factors – The Company Does Not Have Sufficient Funds to Continue its Operations in the Long Run or to Commercialize its Product Candidates”).

The Company’s independent registered public accounting firm has expressed substantial doubt about the Company’s ability to continue as a going concern in the audit report on the Company’s audited financial statements for the fiscal year ended December 31, 2009 included herein.

Net cash used in operating activities was $8,971 in fiscal year 2009 as compared to $5,959 in fiscal year 2008. The $3,012 increase in net cash used in operations was primarily due to a $7,141 increase in net loss, offset by $2,895 in adjustments to net loss for increased non-cash expenses, as well as a $1,234 decrease in cash used as a result of changes to working capital in 2009.

The Company had net cash used in investing activities of $298 during the year ended December 31, 2009 as compared to $224 during the year ended December 31, 2008. Cash used in investing activities relates to purchases of equipment and additions to intangible assets made by the Company during 2009 and 2008.

The Company had no net cash used in or provided by financing activities during the year ended December 31, 2009. Net cash provided by financing activities during the year ended December 31, 2008 was $4,932, which represented net proceeds received by the Company in a private placement of its Series D Stock in April 2008.

Critical Accounting Estimates and Policies

The Company’s discussion and analysis and plan of operation is based upon its financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America for financial statements filed with the Securities and Exchange Commission (the “SEC”). The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, the Company evaluates its estimates, including those related to fixed assets, intangible assets, stock-based compensation, income taxes and contingencies. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

The accounting policies and estimates used as of December 31, 2009, as outlined in the accompanying notes to the financial statements, have been applied consistently for the year ended December 31, 2009. The Company believes the following critical accounting policies affect the significant estimates and judgments used in the preparation of its financial statements.

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

Stock Based Compensation

The Company follows the provisions of ASC Topic 718, “Compensation – Stock Compensation” (“ASC Topic 718”) for employee stock options and other share-based employee compensation using the modified prospective method. The Company continues to reflect share-based employee compensation cost in net loss. The total value of the stock option awards is expensed ratably over the service period of the employees receiving the awards.

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

For equity awards to non-employees, the Company also applies the Black-Scholes method to determine the fair value of such awards in accordance with ASC Topic 718 and the provisions of ASC Topic 505-50, “Equity-Based Payments to Non-Employees.” The options granted to non-employees are re-measured as they vest and the resulting value is recognized as an adjustment against the Company’s net loss over the period during which the services are received.

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2009-01, “Generally Accepted Accounting Principles” (ASC Topic 105), which establishes the FASB Accounting Standards Codification (the “Codification” or ‘‘ASC”) as the single source of authoritative Generally Accepted Accounting Principles (“GAAP”). All existing accounting standards in effect prior to the Codification were superseded by the Codification. All other accounting guidance not included in the Codification will be considered non-authoritative. The Codification also includes all relevant SEC guidance organized using the same topical structure in separate sections within the Codification. The Codification does not change GAAP and does not impact the Company’s financial statements. All references to authoritative accounting literature (including references related to periods prior to the establishment of the Codification) will be referenced in accordance with the Codification.

In January 2008, the FASB issued guidance within ASC Topic 260, “Earnings Per Share.” (“ASC Topic 260”). ASC Topic 260 requires that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and should be included in the two-class method of computing earnings per share. ASC Topic 260 is effective for fiscal years beginning after December 15, 2008. The adoption of ASC Topic 260 did not have a material impact on the Company’s financial statements.

In February 2008, the FASB issued guidance within ASC Topic 820, “Fair Value Measurements and Disclosures.” (“ASC Topic 820”). This guidance within ASC Topic 820 delayed the effective date of certain provisions of ASC Topic 820 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years beginning after November 15, 2008. In October 2008, the FASB issued further guidance under ASC Topic 820 specifically related to financial assets within the scope of accounting pronouncements that require or permit fair value measurements in accordance with ASC Topic 820. This guidance clarifies the application of ASC Topic 820 in determining the fair values of assets or liabilities in a market that is not active. ASC Topic 820 was effective upon issuance, including prior periods for which financial statements have not been issued. The adoption of this guidance did not have a material impact on the Company’s financial statements.

In March 2008, the FASB issued guidance within ASC Topic 815, “Derivatives and Hedging.” (“ASC Topic 815”). ASC Topic 815 requires disclosures of the fair values of derivative instruments and their gains and losses in a tabular format. ASC Topic 815 also requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative agreements. This guidance is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The adoption of this guidance did not have a material impact on the Company’s financial statements.

In June 2008, the FASB issued guidance within ASC Topic 815-40, “Derivatives and Hedging: Contracts in Entity’s Own Equity.” (“ASC Topic 815-40”). This guidance provides that an entity should use a two step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and the instrument’s settlement provisions. ASC Topic 815-40 clarifies the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments on the evaluation. This guidance is effective for fiscal years beginning after December 15, 2008. Based upon the Company’s analysis of the criteria contained in ASC Topic 815-40, all warrants issued in connection with the issuance of the Series C Stock and the Series D Stock must now be treated as derivative liabilities in the

Company’s balance sheet. See Note 4 to the financial statements for further discussion on the accounting treatment of these warrants.

In May 2009, the FASB issued guidance within ASC Topic 855-10, “Subsequent Events,” relating to subsequent events. This guidance establishes principles and requirements for subsequent events. This guidance defines the period after the balance sheet date during which events or transactions that may occur would be required to be disclosed in a company’s financial statements. Public entities are required to evaluate subsequent events through the date that financial statements are issued. This guidance also provides guidelines for evaluating whether or not events or transactions occurring after the balance sheet date should be recognized in the financial statements. This guidance requires disclosure of the date through which subsequent events have been evaluated. The Company has evaluated subsequent events up to the date of issuance of this report.

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

In January 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements” (“ASU 2010-06”). ASU 2010-06 includes new disclosure requirements related to fair value measurements, including transfers in and out of Levels 1 and 2 and information about purchases, sales, issuances and settlements for Level 3 fair value measurements. This update also clarifies existing disclosure requirements relating to levels of disaggregation and disclosures of inputs and valuation techniques. The provisions of ASU 2010-06 are effective for periods beginning after December 15, 2009. The disclosures relating to Level 3 activity are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. The Company is currently evaluating the potential impact of the provisions of ASU 2010-06, but does not expect that the adoption of ASU 2010-06 will have a material impact on its financial statements.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Neurologix, Inc.
Fort Lee, NJ

We have audited the accompanying balance sheets of Neurologix, Inc. (the “Company”) (a development stage company) as of December 31, 2009 and 2008, and the related statements of operations, changes in stockholders’ equity (deficit) and cash flows for the years then ended, and for the period from February 12, 1999 (inception) to December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the statements of operations, shareholders’ deficit and cash flows for the period from February 12, 1999 (inception) to December 31, 2005, which reflect expenses of approximately $14.0 million, other expense, net of $0.1 million, cash used in operating activities of $11.4 million, cash used in investing activities of approximately $3.8 million and cash provided by financing activities of $16.4 million. Those financial statements were audited by another auditor whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for such period, is based solely on the report of the other auditor.

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

In our opinion, based on our audits and the report of the other auditor, the financial statements referred to above present fairly, in all material respects, the financial position of the Company at December 31, 2009 and 2008 and the results of its operations and its cash flows for the years then ended, and for the period from February 12, 1999 (inception) to December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 4 to the financial statements, the Company adopted ASC Topic 815-40, “Derivatives and Hedging: Contracts in Entity’s Own Equity” as it related to the Company’s warrants.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations, expects to incur future losses for the foreseeable future and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ BDO Seidman, LLP
New York, New York
March 26, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Neurologix, Inc.

We have audited the consolidated statements of operations, changes in stockholders’ equity (deficiency) and cash flows of Neurologix, Inc. and subsidiary (the “Company”) (a development stage company) for the period from February 12, 1999 (date of inception) through December 31, 2005 (not presented herein) which are a component of the period from February 12, 1999 (date of inception) through December 31, 2009. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of the Company (a development stage company) for the period from February 12, 1999 (date of inception) through December 31, 2005 (not presented herein) which are a component of the period from February 12, 1999 (date of inception) through December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ J.H. Cohn LLP
Jericho, New York
March 24, 2006

NEUROLOGIX, INC.
(A Development Stage Company)
BALANCE SHEETS
(Amounts in thousands, except share and per share amounts)

	December 31,	December 31,
	2009	2008

ASSETS
Current assets:
Cash and cash equivalents	$9,637	$18,906
Prepaid expenses and other current assets	395	323

Total current assets	10,032	19,229
Equipment, less accumulated depreciation of $624 and $542 at December 31, 2009 and 2008, respectively	129	141
Intangible assets, less accumulated amortization of $262 and $182 at December 31, 2009 and 2008, respectively	891	748
Other assets	5	5

Total Assets	$11,057	$20,123

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$1,834	$850
Derivative financial instruments, at estimated fair value – Warrants	$3,847	-

Total liabilities	$5,681	$850

Commitments and contingencies
Stockholders’ equity:
Preferred stock; 5,000,000 shares authorized
Series A – Convertible, $0.10 par value; 650 shares designated, 645 shares issued and outstanding at December 31, 2009 and 2008, with an aggregate liquidation preference of $1	-	-
Series C – Convertible, $0.10 par value; 700,000 shares designated, 281,263 and 285,878 shares issued and outstanding at December 31, 2009 and 2008, respectively, with an aggregate liquidation preference of $7,008 and $5,863 at December 31, 2009 and 2008, respectively	28	29
Series D – Convertible, $0.10 par value; 792,100 shares designated, 734,898 shares issued and outstanding at December 31, 2009 and 2008, with an aggregate liquidation preference of $29,420 and $27,031, at December 31, 2009 and 2008, respectively	73	73
Common Stock:
$0.001 par value; 100,000,000 shares authorized, 27,865,010 and 27,764,058 shares issued and outstanding at December 31, 2009 and 2008, respectively	28	28
Additional paid-in capital	56,775	62,393
Deficit accumulated during the development stage	(51,528)	(43,250)

Total stockholders’ equity	5,376	19,273

Total Liabilities and Stockholders’ Equity	$11,057	$20,123

See accompanying notes to financial statements.

NEUROLOGIX, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Amounts in thousands, except share and per share amounts)

			For the period
			February 12, 1999
			(inception) through
	Year Ended December 31,		December 31, 2009

	2009	2008

Revenues	$ -	$ -	$ -

Operating expenses:
Research and development	7,844	3,929	27,461
General and administrative expenses	2,897	2,973	18,997

Loss from operations	(10,741)	(6,902)	(46,458)

Other income (expense):
Dividend, interest and other income	57	582	1,883
Interest expense-related parties	-	-	(411)
Change in estimated fair value of derivative financial instruments - Warrants	(2,777)	-	(2,777)

Other (expense) income, net	(2,720)	582	(1,305)

Net loss	(13,461)	(6,320)	$(47,763)

Preferred stock dividends	(2,974)	(2,652)
Charge for accretion of beneficial conversion feature	-	(562)
Charge for contingent beneficial conversion feature	-	(212)

Net loss applicable to common stock	$(16,435)	$(9,746)

Net loss applicable to common stock per share, basic and diluted	$(0.59)	$(0.35)

Weighted average common shares outstanding, basic and diluted	27,830,714	27,692,337

See accompanying notes to financial statements.

NEUROLOGIX, INC.
(A Development Stage Company)
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIENCY)
FOR THE PERIOD FROM FEBRUARY 12, 1999 (INCEPTION) THROUGH DECEMBER 31, 2009
(Amounts in thousands, except for share and per share amounts)

									Deficit
									Accumulated
							Additional		During the
	Series D Preferred Stock		Series C Preferred Stock		Common Stock		Paid-in	Unearned	Development
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Compensation	Stage	Total

Sale of common stock to founders	-	$0	-	$0	6,004,146	$0	$4	$0	$0	$4
Net loss	-	-	-	-	-	-	-	-	(328)	(328)

Balance, December 31, 1999	-	0	-	0	6,004,146	0	4	0	(328)	(324)
Net loss	-	-	-	-	-	-	-	-	(1,055)	(1,055)

Balance, December 31, 2000	-	0	-	0	6,004,146	0	4	0	(1,383)	(1,379)
Stock options granted for services	-	-	-	-	-	-	9	-	-	9
Common stock issued for intangible assets at $0.09 per share	-	-	-	-	259,491	-	24	-	-	24
Net loss	-	-	-	-	-	-	-	-	(870)	(870)

Balance, December 31, 2001	-	0	-	0	6,263,637	0	37	0	(2,253)	(2,216)
Retirement of founder shares	-	-	-	-	(33,126)	-	-	-	-	-
Common Stock issued pursuant to license agreement at $1.56 per share	-	-	-	-	368,761	-	577	(577)	-	-
Private placement of Series B convertible preferred stock	-	-	-	-	-	-	2,613	-	-	2,613
Amortization of unearned compensation	-	-	-	-	-	-	-	24	-	24
Net loss	-	-	-	-	-	-	-	-	(1,310)	(1,310)

Balance, December 31, 2002	-	0	-	0	6,599,272	0	3,227	(553)	(3,563)	(889)
Sale of Common Stock	-	-	-	-	276,054	-	90	(89)	-	1
Amortization of unearned compensation	-	-	-	-	-	-	-	164	-	164
Net loss	-	-	-	-	-	-	-	-	(2,274)	(2,274)

Balance, December 31, 2003	-	0	-	0	6,875,326	0	3,317	(478)	(5,837)	(2,998)
Conversion of note payable to Common Stock at $2.17 per share	-	-	-	-	1,091,321	1	2,371	-	-	2,372
Conversion of mandatory redeemable preferred stock to Common Stock	-	-	-	-	6,086,991	6	494	-	-	500
Conversion of Series B convertible preferred stock to Common Stock	-	-	-	-	1,354,746	1	(1)	-	-	-
Effects of reverse acquisition	-	-	-	-	7,103,020	14	5,886	-	-	5,900
Amortization of unearned compensation	-	-	-	-	-	-	-	202	-	202
Stock options granted for services	-	-	-	-	-	-	42	(42)	-	-
Exercise of stock options	-	-	-	-	10,000	-	15	-	-	15
Net loss	-	-	-	-	-	-	-	-	(2,937)	(2,937)

Balance, December 31, 2004	-	0	-	0	22,521,404	22	12,124	(318)	(8,774)	3,054
Sale of Common Stock through private placement at an average price of $1.30 per share	-	-	-	-	2,473,914	4	3,062	-	-	3,066
Sale of Common Stock at an average price of $1.752 per share and warrants to Medtronic	-	-	-	-	1,141,552	1	2,794	-	-	2,795
Amortization of unearned compensation	-	-	-	-	-	-	-	825	-	825
Stock options granted for services	-	-	-	-	-	-	1,305	(1,305)	-	-
Exercise of stock options	-	-	-	-	406,054	-	127	-	-	127
Net loss	-	-	-	-	-	-	-	-	(5,345)	(5,345)

Balance, December 31, 2005	-	0	-	0	26,542,924	27	19,412	(798)	(14,119)	4,522
Sale of Preferred Stock through private placement at an average price of $35.00 per share	-	-	342,857	34	-	-	11,578	-	-	11,612
Fair value of beneficial conversion rights issued in connection with issuance of Series C Preferred Stock	-	-	-	-	-	-	2,621	-	-	2,621
Preferred Dividend and accretion of fair value of beneficial conversion charge	-	-	25,298	3	-	-	(3)	-	(2,621)	(2,621)
Employee share-based compensation expense	-	-	-	-	-	-	1,193	-	-	1,193
Non-employee share-based compensation	-	-	-	-	-	-	83	-	-	83
Reclassification of prior year non-employee compensation to prepaid expenses	-	-	-	-	-	-	-	487	-	487
Effects of adoption of ASC Topic 718	-	-	-	-	-	-	(311)	311	-	-
Net loss	-	-	-	-	-	-	-	-	(7,046)	(7,046)

Balance, December 31, 2006	-	0	368,155	37	26,542,924	27	34,573	0	(23,786)	10,851
Sale of Series D Preferred Stock through private placement at an average price of $35.00 per share	428,571	43	-	-	-	-	14,727	-	-	14,770
Fair value of beneficial conversion rights issued in connection with the issuance of Series D Preferred Stock	-	-	-	-	-	-	2,130	-	-	2,130
Preferred Dividend and accretion of fair value of beneficial conversion charge	5,108	1	68,801	7	-	-	(8)	-	(2,130)	(2,130)
Contingent beneficial conversion feature related to Series C Preferred Stock	-	-	-	-	-	-	627	-	(627)	-
Induced conversion of preferred stock in connection with the issuance of Series D Preferred Stock	163,470	16	(230,184)	(23)	-	-	(347)	-	354	-
Issuance of Series C Preferred Stock in connection with induced conversion of preferred stock	-	-	93,940	9	-	-	2,949	-	(2,958)	-
Issuance of Common Stock in connection with issuance of Series D Preferred Stock	-	-	-	-	192,017	-	192	-	(192)	-
Employee share-based compensation expense	-	-	-	-	-	-	702	-	-	702
Non-employee share-based compensation	-	-	-	-	-	-	72	-	-	72
Conversion of Series C Preferred Stock to Common Stock	-	-	(5,597)	-	110,052	-	-	-	-	-
Exercise of stock options	-	-	-	-	787,815	1	590	-	-	591
Net loss	-	-	-	-	-	-	-	-	(6,817)	(6,817)

Balance, December 31, 2007	597,149	60	295,115	30	27,632,808	28	56,207	0	(36,156)	20,169
Sale of Series D Preferred Stock through private placement at an average price of $35.00 per share	142,857	14	-	-	-	-	4,918	-	-	4,932
Fair value of beneficial conversion rights issued in connection with the issuance of Series D Preferred Stock	-	-	-	-	-	-	562	-	-	562
Accretion of fair value of beneficial conversion charge	-	-	-	-	-	-	-	-	(562)	(562)
Contingent beneficial conversion feature related to Series C Preferred Stock	-	-	-	-	-	-	212	-	(212)	-
Adjustment to preferred dividends accrued	(5,108)	(1)	(3,237)	(1)	-	-	2	-	-	-
Employee share-based compensation expense	-	-	-	-	-	-	489	-	-	489
Non-employee share-based compensation	-	-	-	-	-	-	3	-	-	3
Conversion of Series C Preferred Stock to Common Stock	-	-	(6,000)	-	131,250	-	-	-	-	-
Net loss	-	-	-	-	-	-	-	-	(6,320)	(6,320)

Balance, December 31, 2008	734,898	73	285,878	29	27,764,058	28	62,393	0	(43,250)	19,273
Employee share-based compensation expense	-	-	-	-	-	-	448	-	-	448
Non-employee share-based compensation	-	-	-	-	-	-	185	-	-	185
Cumulative effect of adoption of ASC Topic 815-40	-	-	-	-	-	-	(6,252)	-	5,183	(1,069)
Conversion of Series C Preferred Stock to Common Stock	-	-	(4,615)	(1)	100,952	-	1	-	-	-
Net loss	-	-	-	-	-	-	-	-	(13,461)	(13,461)

Balance, December 31, 2009	734,898	$73	281,263	$28	27,865,010	$28	$56,775	$0	$(51,528)	$5,376

See accompanying notes to financial statements.

NEUROLOGIX, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Amounts in thousands)

			For the period February 12,
	Year Ended December 31,		1999 (inception) through
	2009	2008	December 31, 2009

Operating activities:
Net loss	$(13,461)	$(6,320)	$(47,763)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	82	105	630
Amortization	80	55	402
Gain on redemption of investment	-	-	(62)
Stock options granted for services	-	-	9
Impairment of intangible assets	5	29	199
Amortization of non-employee share-based compensation	228	47	1,707
Change in estimated fair value of derivative financial instrument warrants	2,777	-	2,777
Share-based employee compensation expense	448	489	2,832
Non-cash interest expense	-	-	378
Changes in operating assets and liabilities
(Increase) decrease in prepaid expenses and other current assets	(115)	51	538
Increase (decrease) in accounts payable and accrued expenses	985	(415)	1,774

Net cash used in operating activities	(8,971)	(5,959)	(36,579)

Investing activities:
Security deposits paid	-	-	(7)
Purchases of equipment	(70)	(15)	(645)
Additions to intangible assets	(228)	(209)	(1,462)
Proceeds from redemption of investment	-	-	65
Purchases of marketable securities	-	-	(12,673)
Proceeds from maturities of marketable securities	-	-	12,673

Net cash used in investing activities	(298)	(224)	(2,049)

Financing activities:
Proceeds from note payable	-	-	1,100
Borrowings from related party	-	-	2,000
Cash acquired in Merger	-	-	5,413
Merger-related costs	-	-	(375)
Payments of capital lease obligations	-	-	(99)
Proceeds from exercise of stock options	-	-	733
Proceeds from issuance of common stock and warrants	-	-	5,066
Proceeds from issuance of preferred stock	-	4,932	34,427

Net cash provided by financing activities	-	4,932	48,265

Net (decrease) increase in cash and cash equivalents	(9,269)	(1,251)	9,637
Cash and cash equivalents, beginning of period	18,906	20,157	-

Cash and cash equivalents, end of period	$9,637	$18,906	$9,637

Supplemental disclosure of non-cash investing and financing activities:
Dividends on Series C Preferred Stock paid in preferred shares	$-	$-	$1,811
Accrued dividends on Preferred Stock	$2,974	$2,652	$5,918
Accretion of fair value of beneficial conversion on preferred stock	$-	$562	$5,313
Accretion of contingent beneficial conversion related on Series C Preferred Stock	$-	$212	$839
Induced conversion of preferred stock in connection with issuance of Series D Preferred Stock	$-	$-	$2,796
Issuance of Common Stock to pay debt	$-	$-	$2,372
Reverse acquisition – net liabilities assumed, excluding cash	$-	$-	$(214)
Mandatory redeemable convertible preferred stock converted to Common Stock	$-	$-	$500
Common Stock issued to acquire intangible assets	$-	$-	$24
Stock options granted for services	$-	$-	$1,424
Deferred research and development cost resulting from Medtronic Stock Purchase	$-	$-	$795
Acquisition of equipment through capital leases	$-	$-	$106

See accompanying notes to financial statements.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
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

The Company incurred net losses of $13,461, $6,320 and $47,763 and negative cash flows from operating activities of $8,971, $5,959 and $36,579 for the years ended December 31, 2009 and 2008 and for the period from February 12, 1999 (inception) to December 31, 2009, respectively. The Company expects that it will continue to incur net losses and cash flow deficiencies from operating activities for the foreseeable future.

(2)	Summary of significant accounting policies and basis of presentation

(a)     Basis of Presentation:

As of December 31, 2009, the Company had cash and cash equivalents of $9,637. Based on its cash flow projections, the Company will need additional financing to carry out its planned business activity and to complete its plan of operations through December 31, 2010. At the Company’s present level of activities, the Company’s cash and cash equivalents are believed, at this time, to be sufficient to fund its operations only into the fourth quarter of this current fiscal year. Accordingly, there is substantial doubt as to the Company’s ability to continue as a going concern. The Company is currently seeking to raise funds, through public or private equity offerings, debt financings or corporate collaboration and licensing arrangements, sufficient to finance its ongoing operations. The Company does not know whether additional financing will be available when needed or, if available, will be on acceptable or favorable terms to it or its stockholders. The financial statements do not include any adjustments that may result from the outcome of this uncertainty.

On February 10, 2004, the Company completed the merger (the “Merger”) of a wholly-owned subsidiary with Neurologix Research, Inc. (“NRI”). Following the Merger, NRI became a wholly-owned subsidiary of the Company and stockholders of NRI received an aggregate number of shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”), representing approximately 68% of the total number shares of Common Stock outstanding after the Merger. The shares of NRI common stock, convertible preferred stock and Series B convertible preferred stock outstanding at the effective time of the Merger were converted into an aggregate of 15,408,413 shares of Common Stock and outstanding options to purchase an aggregate of 257,000 shares of the NRI common stock were converted into options to purchase an aggregate of 709,459 shares of Common Stock. In addition, the Board and management of the Company were controlled by members of the board of directors and management of NRI prior to the Merger.

Accordingly, the Merger was accounted for as a reverse acquisition, with NRI being the accounting parent and Neurologix being the accounting subsidiary. The financial statements include the operations of Neurologix, the accounting subsidiary, from the date of acquisition. Since the Merger was accounted for as a reverse acquisition, the accompanying financial statements reflect the historical financial statements of NRI, the accounting acquirer, as adjusted for the effects of the exchange of shares on its equity accounts, the inclusion of net liabilities of

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
(Amounts in thousands, except for share and per share amounts)

the accounting subsidiary as of February 10, 2004 on their historical basis and the inclusion of the accounting subsidiary’s results of operations from that date.

On September 10, 2004, the Company amended and restated its Certificate of Incorporation, as a result of which it effected a reverse stock split of the shares of Common Stock at a ratio of 1 for 25 and reduced the Company’s number of authorized shares of Common Stock from 750,000,000 to 60,000,000. All information related to Common Stock, preferred stock, options and warrants to purchase Common Stock and loss per share included in the accompanying financial statements has been retroactively adjusted to give effect to the Company’s 1 for 25 reverse stock split, which became effective on September 10, 2004.

Effective December 31, 2005, the Company completed a short-form merger whereby its operating subsidiary, NRI, was merged with and into the Company. Following the merger, NRI no longer existed as a separate corporation. As the surviving corporation in the merger, the Company assumed all rights and obligations of NRI. The short form merger was completed for administrative purposes and did not have any material impact on the Company or its operations or financial statements. As a result of such short form merger, beginning with the financial statements included in this annual report on Form 10-K, the Company will no longer classify its financial statements and notes thereto as consolidated.

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

(b)     Development Stage:

The Company has not generated any revenues and, accordingly, is in the development stage as defined in the provisions of Accounting Standards Codification (the “Codification” or ‘‘ASC”) Topic 915, “Development Stage Entities.”

(c)     Use of Estimates:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates embedded in the financial statements for the periods presented concern those related to intangible assets, stock-based compensation, income taxes and contingencies. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
(Amounts in thousands, except for share and per share amounts)

(d)     Cash and Cash Equivalents:

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

(e)     Equipment:

Equipment is stated at cost less accumulated depreciation. The Company records depreciation of property and equipment using accelerated methods over an estimated useful life of between three and seven years.

(f)     Intangible Assets:

Intangible assets consist of patents and patent rights developed internally and obtained under licensing agreements and are amortized on a straight-line basis over their estimated useful lives, which range from 15 to 20 years. Neurologix estimates amortization expenses related to intangible assets owned as of December 31, 2009 to be approximately $90 per year for the next five years.

(g)     Impairment of Long-Lived Assets:

The Company follows the provisions of ASC Topic 360-10, “Impairment or Disposal of Long-Lived Assets,” which requires impairment losses to be recorded on long-lived assets with definitive lives when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the asset’s carrying amount. In the evaluation of the fair value and future benefits of long-lived assets, the Company performs an analysis of the anticipated undiscounted future net cash flows of the related long-lived assets. If the carrying value of the related asset exceeds the undiscounted cash flows, the carrying value is reduced to its fair value. Various factors including future sales growth and profit margins are included in this analysis. The Company recognized losses of $5 and $29 associated with abandoned patent applications that were written-off in the years ended December 31, 2009 and 2008, respectively.

(h)     Income Taxes:

The Company follows the provisions of ASC Topic 740, “Income Taxes” (“ASC Topic 740”), which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for temporary differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

(i)     Research and Development:

Research and development expenses consist of costs incurred in identifying, developing and testing product candidates. These expenses consist primarily of salaries and related expenses for personnel, fees of the Company’s scientific and research consultants and related

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
(Amounts in thousands, except for share and per share amounts)

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

(j)     Stock-Based Compensation:

At December 31, 2009, the Company had one active share-based employee compensation plan. Stock option awards granted from this plan are granted at the fair market value on the date of grant, and vest over a period determined at the time the options are granted, ranging from one to five years, and generally have a maximum term of ten years. Certain options provide for accelerated vesting if there is a change in control (as defined in the plans) or if there is a termination of employment event for specified reasons set forth in certain employment agreements. When options are exercised, new shares of Common Stock are issued.

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

The Company follows the provisions of ASC Topic 718, “Compensation – Stock Compensation” (“ASC Topic 718”) for employee stock options and other share-based employee compensation using the modified prospective method. The Company continues to reflect share-based employee compensation cost in net loss. The total value of the stock option awards is expensed ratably over the service period of the employees receiving the awards.

The amount of employee compensation expense recognized during the years ended December 31, 2009 and 2008 was comprised of the following (in thousands):

	Fiscal Year Ended December 31,
	2009	2008

Research and development	$135	$132
General and administrative	313	357

Share-based compensation expense	$448	$489

Net share-based compensation expense per basic and diluted common share	$(0.02)	$(0.02)

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
(Amounts in thousands, except for share and per share amounts)

A summary of option activity for the two years ended December 31, 2009 is presented below:

			Weighted-
	Shares	Weighted-	Average
	Subject to	Average	Remaining	Aggregate
	Option	Exercise	Contractual	Intrinsic
Options	(000)	Price	Term (years)	Value

Outstanding at December 31, 2007	2,877	$1.61
Granted	906	0.62
Exercised	-	-
Forfeited or expired	(160)	1.30

Outstanding at December 31, 2008	3,623	1.38
Granted	1,088	0.65
Exercised	-	-
Forfeited or expired	(537)	1.36

Outstanding at December 31, 2009	4,174	$1.19	6.30	$118

Exercisable at December 31, 2009	3,286	$1.34	5.69	$65

The following are the assumptions used with the Black-Scholes option pricing model in determining stock-based compensation under ASC Topic 718 in 2009 and 2008:

	Year Ended December 31,
	2009	2008

Expected option term	5 to 6 years	5 to 6 years
Risk-free interest rate	2.06%	3.79%
Expected volatility	116%	91.1%
Dividend yield	0%	0%

The fair value of each stock option award is estimated on the date of the grant using the Black-Scholes option pricing model. Expected volatility is based on historical volatility of the Common Stock. The risk-free interest rate is based on the U.S. Treasury security rate. See Note 7 for additional information about the Company’s stock compensation plans.

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

In December 2007, the Securities and Exchange Commission (the “SEC”) issued Staff Accounting Bulletin No. 110 (“SAB 110”). SAB 110 was effective January 1, 2008 and expresses the views of the staff of the SEC with respect to extending the use of the simplified method, as provided in SAB 107, in developing an estimate of the expected term of “plain vanilla” share options in accordance with ASC Topic 718. The Company will continue to use the simplified method until it has the historical data necessary to provide a reasonable estimate of expected life in accordance with SAB 107, as amended by SAB 110. For the expected option

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
(Amounts in thousands, except for share and per share amounts)

term, the Company has “plain-vanilla” stock options and, therefore, used a simple average of the vesting period and the contractual term for options granted subsequent to January 1, 2006 as permitted by SAB 107.

For equity awards to non-employees, the Company also applies the Black-Scholes method to determine the fair value of such awards in accordance with ASC Topic 718 and the provisions of ASC Topic 505-50, “Equity-Based Payments to Non-Employees.” The options granted to non-employees are re-measured as they vest and the resulting value is recognized as an adjustment against the Company’s net loss over the period during which the services are received.

(k)     Basic and Diluted Net Loss Per Common Share:

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

The following securities were not included in the computation of diluted net loss per share because to do so would have had an anti-dilutive effect for the periods presented:

	Year Ended December 31,
	2009	2008

Stock options	4,173,833	3,623,333
Warrants	7,441,920	7,441,920
Common Stock issuable upon conversion of Series A Convertible Preferred Stock	645	645
Common Stock issuable upon conversion of Series C Convertible Preferred Stock	6,152,628	6,253,581
Common Stock issuable upon conversion of Series D Convertible Preferred Stock	22,173,636	22,173,636

(l)     Derivative Instruments:

The Company’s derivative liabilities are related to warrants issued in connection with financing transactions and are therefore not designated as hedging instruments. All derivatives are recorded on the Company’s balance sheet at fair value in accordance with current accounting guidelines for such complex financial instruments. (See Note 4 and Note 5).

(m)     Financial Instruments and Fair Value:

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

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
(Amounts in thousands, except for share and per share amounts)

measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy under ASC Topic 820 are described below:

Level 1 – Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

Level 2 – Quoted prices in markets that are not active or financial instruments for which all significant inputs are observable, either directly or indirectly; and

Level 3 – Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.

In estimating the fair value of the Company’s derivative liabilities, the Company used the probability-weighted Black-Scholes option pricing model. (See Note 4 and Note 5).

Financial assets with carrying values approximating fair value include cash and cash equivalents. Financial liabilities with carrying values approximating fair value include accounts payable and other accrued liabilities.

(n)     Recent Accounting Pronouncements:

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2009-01, “Generally Accepted Accounting Principles” (ASC Topic 105), which establishes the FASB Accounting Standards Codification (the “Codification” or ‘‘ASC”) as the single source of authoritative Generally Accepted Accounting Principles (“GAAP”). All existing accounting standards in effect prior to the Codification were superseded by the Codification. All other accounting guidance not included in the Codification will be considered non-authoritative. The Codification also includes all relevant SEC guidance organized using the same topical structure in separate sections within the Codification. The Codification does not change GAAP and does not impact the Company’s financial statements. All references to authoritative accounting literature (including references related to periods prior to the establishment of the Codification) will be referenced in accordance with the Codification.

In January 2008, the FASB issued guidance within ASC Topic 260, “Earnings Per Share.” (“ASC Topic 260”). ASC Topic 260 requires that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and should be included in the two-class method of computing earnings per share. ASC Topic 260 is effective for fiscal years beginning after December 15, 2008. The adoption of ASC Topic 260 did not have a material impact on the Company’s financial statements.

In February 2008, the FASB issued guidance within ASC Topic 820, “Fair Value Measurements and Disclosures.” (“ASC Topic 820”). This guidance within ASC Topic 820 delayed the effective date of certain provisions of ASC Topic 820 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years beginning after November 15, 2008. In October 2008, the FASB issued further guidance under ASC Topic 820 specifically related to financial assets within the scope of accounting pronouncements that require or permit fair value measurements in accordance with ASC Topic 820. This guidance clarifies the application of ASC Topic 820 in determining the fair values of assets or liabilities in a market that is not active. ASC Topic 820 was effective upon issuance, including prior periods for which

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
(Amounts in thousands, except for share and per share amounts)

financial statements have not been issued. The adoption of this guidance did not have a material impact on the Company’s financial statements.

In March 2008, the FASB issued guidance within ASC Topic 815, “Derivatives and Hedging.” (“ASC Topic 815”). ASC Topic 815 requires disclosures of the fair values of derivative instruments and their gains and losses in a tabular format. ASC Topic 815 also requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative agreements. This guidance is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The adoption of this guidance did not have a material impact on the Company’s financial statements.

In June 2008, the FASB issued guidance within ASC Topic 815-40, “Derivatives and Hedging: Contracts in Entity’s Own Equity.” (“ASC Topic 815-40”). This guidance provides that an entity should use a two step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and the instrument’s settlement provisions. ASC Topic 815-40 clarifies the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments on the evaluation. This guidance is effective for fiscal years beginning after December 15, 2008. Based upon the Company’s analysis of the criteria contained in ASC Topic 815-40, all warrants issued in connection with the issuance of the Series C Convertible Preferred Stock, par value $0.10 per share (the “Series C Stock”), and the Series D Convertible Preferred Stock, par value $0.10 per share (the “Series D Stock”), must now be treated as derivative liabilities in the Company’s balance sheet. See Note 4 to the financial statements for further discussion on the accounting treatment of these warrants.

In May 2009, the FASB issued guidance within ASC Topic 855-10, “Subsequent Events,” relating to subsequent events. This guidance establishes principles and requirements for subsequent events. This guidance defines the period after the balance sheet date during which events or transactions that may occur would be required to be disclosed in a company’s financial statements. Public entities are required to evaluate subsequent events through the date that financial statements are issued. This guidance also provides guidelines for evaluating whether or not events or transactions occurring after the balance sheet date should be recognized in the financial statements. This guidance requires disclosure of the date through which subsequent events have been evaluated. The Company has evaluated subsequent events up to the date of issuance of this report.

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

In January 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
(Amounts in thousands, except for share and per share amounts)

Measurements” (“ASU 2010-06”). ASU 2010-06 includes new disclosure requirements related to fair value measurements, including transfers in and out of Levels 1 and 2 and information about purchases, sales, issuances and settlements for Level 3 fair value measurements. This update also clarifies existing disclosure requirements relating to levels of disaggregation and disclosures of inputs and valuation techniques. The provisions of ASU 2010-06 are effective for interim and annual reporting periods beginning after December 15, 2009. The disclosures relating to Level 3 activity are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. The Company is currently evaluating the potential impact of the provisions of ASU 2010-06, but does not expect that the adoption of ASU 2010-06 will have a material impact on its financial statements.

(3)	Related Party Transactions

The Company is party to an Amended and Restated Consulting Agreement, dated April 25, 2005, with Dr. Michael Kaplitt (“Michael Kaplitt”), one of the Company’s scientific co-founders and the son of Dr. Martin J. Kaplitt (“Martin Kaplitt”), the Company’s Chairman of the Board. Pursuant to the terms of this agreement, Michael Kaplitt provides advice and consulting services on an exclusive basis in scientific research on human gene transfer in the nervous system and serves as a member of the Company’s Scientific Advisory Board (the “SAB”). Michael Kaplitt is also the neurosurgeon that performed the surgical procedures on the twelve patients required by the protocol for the Company’s Phase 1 clinical trial for the treatment of Parkinson’s disease, and is assisting the Company in its Phase 2 clinical trial for the treatment of Parkinson’s disease. The Company paid Michael Kaplitt approximately $175 in consulting fees in each of 2009 and 2008, respectively. Under this agreement, the Company granted Michael Kaplitt non-qualified stock options to purchase 160,000 shares of Common Stock at an exercise price of $2.05 per share on April 25, 2005. (See Notes 10 and 11).

In accordance with The Rockefeller University’s (“Rockefeller”) Intellectual Property Policy, an aggregate of one-third of all income that it receives from licensing transactions is paid to the inventors. Michael Kaplitt received less than $2 in each of 2009 and 2008 from Rockefeller as a result of payments made by the Company to Rockefeller under a non-exclusive license agreement. (See Note 10).

In accordance with Cornell’s Inventions and Related Property Rights Policy, an aggregate of one-third of all income that it receives from licensing transactions is paid to the inventors. Michael Kaplitt received approximately $21 and $0 in 2009 and 2008, respectively as a result of payments made by the Company to Cornell under the Cornell License Agreement. (See Note 10).

Dr. Matthew During, one of the Company’s scientific co-founders and a member of the SAB, received approximately $17 in each of 2009 and 2008 from Thomas Jefferson University (“TJU”) as a result of payments made by the Company to TJU under two exclusive license agreements. The amounts received by Dr. During represent approximately 18% of the total payments made by the Company to TJU in each of 2009 and 2008.

Dr. During received less than $2 in each of 2009 and 2008 from Yale University (“Yale”) as a result of payments made by the Company to Yale under a non-exclusive license agreement. The amounts received by Dr. During represent approximately 25% of the total payments made by the Company to Yale in each of 2009 and 2008.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
(Amounts in thousands, except for share and per share amounts)

Dr. During and the Company entered into a consulting agreement in October 1999 which was subsequently amended. The consulting agreement, as amended, provides for payments to Dr. During of $175 per year through September 2010. (See Note 10).

In August 2004, the Company subleased office space at One Bridge Plaza, Fort Lee, New Jersey from Palisade Capital Securities, LLC (“PCS”), an affiliated company, for use as its corporate offices for a base annual rent of approximately $36 or $3 per month, and such lease (the ‘‘Sublease”) expired on June 30, 2009. (See Note 10).

Effective February 23, 2007, the Company entered into a consulting agreement with Martin Kaplitt. Under the terms of this agreement, Martin Kaplitt provides medical and scientific consulting and advisory services to the Company. The Company paid Dr. Kaplitt $125 in 2009 and $110 in 2008 under this agreement. (See Notes 10 and 11).

On April 28, 2008, the Company issued and sold 142,857 shares of Series D Stock at a price of $35.00 per share, or a total of approximately $5,000, and warrants to purchase approximately 1,077,586 shares of Common Stock to Corriente Master Fund, L.P. (“Corriente”), pursuant to a Stock and Warrant Subscription Agreement, dated as of April 28, 2008, by and between the Company, Corriente and, solely with respect to Article V thereof, General Electric Pension Trust (“GEPT”). (See Note 9). At the time of the transaction, Corriente was a beneficial owner of more than five percent of the Company’s voting securities.

(4)	Derivative Financial Instruments

Effective January 1, 2009, the Company adopted provisions of ASC Topic 815-40. ASC Topic 815-40 clarifies the determination of whether an instrument issued by an entity (or an embedded feature in the instrument) is indexed to an entity’s own stock, which would qualify as a scope exception.

Based upon the Company’s analysis of the criteria contained in ASC Topic 815-40, all warrants (the “Warrants”) issued in connection with the issuance of the Series C Stock and the Series D Stock must now be treated as derivative liabilities on the Company’s balance sheet.

Consistent with ASC Topic 815-40 requirements, the Company recognized the cumulative effect of the change in accounting principle to reduce the opening balance of the deficit accumulated during the development stage for fiscal year 2009. The cumulative effect adjustment of $5,183 represents the difference between the amounts recognized on the balance sheet before initial application of ASC Topic 815-40 on January 1, 2009. Additionally, the initial fair value of the Warrants, aggregating $6,252, which were initially recorded as additional paid-in capital upon issuance, was reclassified to long-term liabilities upon the adoption of ASC Topic 815-40. The amounts recognized at initial issuance were determined based on the estimated fair value of the Warrants using a probability-weighted Black-Scholes option pricing model. Prospectively, the Warrants will be re-measured at each balance sheet date based on estimated fair value, and any resultant changes in fair value will be recorded as non-cash valuation adjustments within other income (expense) in the Company’s statement of operations. For the year ended December 31, 2009, the Company recorded other expense of $2,777 relating to the change in fair value of the Warrants during this period.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
(Amounts in thousands, except for share and per share amounts)

The Company estimates the fair value of the Warrants using the probability-weighted Black-Scholes option pricing model. The assumptions used for the year ended December 31, 2009 are noted in the following table:

Year Ended
December 31, 2009

Expected term	5 to 7 years
Risk-free interest rate	2.31% - 2.93%
Expected volatility	123%
Dividend yield	0%

Expected volatility is based on historical volatility of the Common Stock. The Warrants have a transferability provision and based on guidance provided in SAB 107 for options issued with such a provision, the Company used the full contractual term as the expected term of the Warrants. The risk free interest rate is based on the five-year and seven-year U.S. Treasury security rates.

(5)	Fair Value Measurements

The following table presents the Company’s liabilities that are measured and recognized at fair value on a recurring basis classified under the appropriate level of the fair value hierarchy as of December 31, 2009:

	Quoted Prices in
	Active Markets for
	Identical Assets	Significant Other	Significant	Balance as of
	and Liabilities	Observable	Unobservable	December 31,
Description	(Level 1)	Inputs (Level 2)	Inputs (Level 3)	2009

Derivative liabilities related to Warrants	$-	$-	$3,847	$3,847

The following table sets forth a summary of changes in the fair value of the Company’s Level 3 liabilities for the year ended December 31, 2009:

		Cumulative Effect
	Balance at	of the Adoption of		Balance as of
	December 31,	ASC Topic 815-40	Unrealized	December 31,
Description	2008	(See Note 4)	Losses	2009

Derivative liabilities related to Warrants	$-	$1,070	$2,777	$3,847

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

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
(Amounts in thousands, except for share and per share amounts)

(6)	Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets as of December 31 are as follows:

	December 31,
	2009	2008

Net deferred income tax assets:
Net operating losses	$19,740	$12,634
Research & development credit	2,056	1,445
Equity based compensation	1,512	1,241
Unrealized loss on derivatives	1,109	-
Depreciable assets	38	50

Total net deferred income tax assets	24,455	15,370
Valuation allowance	(24,455)	(15,370)

Total net deferred income tax assets	$-	$-

At December 31, 2009, the Company has net operating loss carryforwards (“NOLs”) for federal income tax purposes of approximately $41,054 which, if not used, expire through 2029. At December 31, 2009, the Company has NOLs for state income tax purposes of approximately $37,145 which, if not used, expire through 2016. The Company has a deferred tax asset from research and development credits of approximately $2,056 and $1,445 at December 31, 2009 and 2008, respectively, which, if not used, will also expire through 2029. The utilization of these NOLs is subject to limitations based on past and future changes in ownership of the Company pursuant to Internal Revenue Code Section 382. The Company has determined that an ownership change had occurred as of November 19, 2007. The Company does not believe that the changes in ownership will restrict its ability to use its losses and credits within the carryforward period. The Company records a valuation allowance against deferred tax assets to the extent that it is more likely than not that some portion, or all of, the deferred tax assets will not be realized. Due to the significant doubt related to the Company’s ability to utilize its deferred tax assets, a valuation allowance for the full amounts of the deferred tax assets of $24,455 and $15,370 have been established at December 31, 2009 and 2008, respectively.

As a result of the increases in the valuation allowance of $9,085, $2,610 and $24,455 during the years ended December 31, 2009 and 2008 and for the period from February 12, 1999 (inception) to December 31, 2009, respectively, there are no income tax benefits reflected in the accompanying statements of operations to offset pre tax losses.

In order for the Company to recognize the accounting for uncertainty in the amount of income taxes recognized in the financial statements by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by the taxing authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. The Company evaluated its tax positions as of December 31, 2009 and 2008 and does not have any unrecognized tax benefits. The Company does not currently expect any significant changes to unrecognized tax benefits during the fiscal year ended December 31, 2010. The Company’s practice is to recognize interest and/or penalties

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
(Amounts in thousands, except for share and per share amounts)

related to income tax matters in income tax expense. As of December 31, 2009 and 2008, the Company had no accrued interest or penalties.

In certain cases, the Company’s uncertain tax positions are related to tax years that remain subject to examination by the relevant tax authorities. The Company files U.S. and state income tax returns in jurisdictions with varying statutes of limitations. The 2006 through 2009 tax years generally remain subject to examination by federal and most state tax authorities.

(7)	Stock Options and Warrants

(a)     2000 Stock Option Plan:

During 2000, the Company approved a stock option plan (the “Plan”) which provides for the granting of stock options and restricted stock to employees, independent contractors, consultants, directors and other individuals. A maximum of 800,000 shares of Common Stock were originally approved for issuance under the Plan by the Board. The Plan was amended by the Board and the Company’s stockholders to increase the number of shares available for issuance to 6,000,000 shares. As of December 31, 2009, the Company had 898,352 shares available for issuance under the plan. (See Note 11).

On November 9, 2005, the Board decided that all non-vested options held by any of the Company’s consultants would be accelerated to vest as of December 31, 2005. There were 220,500 of non-vested options which vested as of December 31, 2005. No other terms or conditions of the options held by the consultants were modified. The acceleration of these options was approved to eliminate unnecessary variation in the statement of operations and the expense associated with the accounting for such options to the extent that they remained unvested. The fair value of these options is being amortized to expense over the term of the respective consulting agreements. The amount charged to operations for the years ended December 31, 2009 and 2008 were $43 and $44, respectively.

(b)     Option Activity:

The following table summarizes the Company’s option activity for the years ended December 31, 2009 and 2008:

		Weighted Average
	Number of Shares	Exercise Price

January 1, 2008	2,877,333	1.61
Granted	906,000	0.62
Forfeited/Cancelled	(160,000)	1.30

December 31, 2008	3,623,333	1.38
Granted	1,088,000	0.65
Forfeited/Cancelled	(537,500)	1.36

December 31, 2009	4,173,833	1.19

Employee stock options are granted at a price equal to the fair market value of the Company’s stock on the date of the grant. The weighted average grant-date fair value of options granted during 2009 and 2008 was $0.52 and $0.46, respectively and were estimated using the Black Scholes option valuation model. There were no options exercised in 2009 or 2008. The total intrinsic value of options outstanding and options exercisable at December 31, 2009 and

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
(Amounts in thousands, except for share and per share amounts)

2008 was $0 because all outstanding options were out of the money as of December 31, 2009 and 2008.

As of December 31, 2009, there was approximately $192 of total unrecognized employee compensation expense related to non-vested share-based compensation arrangements, which is expected to be recognized over a weighted average period of 1 year.

As of December 31, 2009, there were 3,286,488 outstanding stock options that had vested with a weighted average exercise price of $1.34, a weighted average remaining contractual term of approximately 5.5 years and an intrinsic value of $65.

(c)     Warrants:

On April 28, 2008, in connection with the sale of the Series D Stock, the Company issued warrants to purchase approximately 1,077,586 shares of Common Stock at an exercise price of $1.39 per share that expire on April 28, 2015 (See Note 9). If such warrants are not exercised by April 28, 2015, they will terminate. The Company initially computed the fair value of the warrants, or $633, using the Black-Scholes option pricing model and then used the relative fair value method to allocate the proceeds from the offering to the warrants and the Series D Stock. As a result of that allocation, the value of the common shares issuable upon the conversion of the Series D Stock as of the date of issuance (the amount for which the shares could have been sold) exceeded the proceeds from the offering allocable to the Series D Stock by $562. This amount represented the value of beneficial conversion rights which was immediately accreted. The related charge is reflected in the accompanying statements of operations as an increase in the net loss for the purposes of determining the net loss applicable to common stock in 2008. The warrants are exercisable at any time within their terms. No such warrants were exercised in the years ended December 31, 2009 and 2008.

On November 19, 2007, in connection with the sale of the Series D Stock, the Company issued warrants to purchase approximately 3,232,758 shares of Common Stock at an exercise price of $1.39 per share that expire on November 19, 2014. (See Note 9). If such warrants are not exercised by November 19, 2014, they will terminate. The warrants are exercisable at any time within their terms. No such warrants were exercised in the years ended December 31, 2009 and 2008.

On May 10, 2006, in connection with the sale of the Series C Stock, the Company issued warrants (the “Series C Warrants”) to purchase approximately 2,224,718 shares of Common Stock at an exercise price of $2.05 per share that expire on May 10, 2013 (See Note 9). The Series C Warrants are exercisable anytime within their terms. No such warrants were exercised in the years ended December 31, 2009 and 2008. As a result of the sales of the Series D Stock, the exercise price of the Series C Warrants was adjusted to $1.76 per share.

Based upon the Company’s analysis of the criteria contained in ASC Topic 815-40, all Warrants must now be treated as derivative liabilities in the Company’s balance sheet. (See Note 4).

In connection with the sale of shares of Common Stock to investors led by Merlin Biomed Group, the Company, during the period from February 4, 2005 to April 4, 2005, issued five-year warrants to purchase a total of 618,470 shares of Common Stock at an exercise price of $1.625 per share. Beginning in August 2007, if the share price of Common Stock exceeds $3.25 per share for any ten consecutive trading day period and certain other conditions are met, the Company may call any or all of the unexercised warrants by purchasing the warrants at a price of

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
(Amounts in thousands, except for share and per share amounts)

$0.01 each. The Common Stock has not exceeded $3.25 per share, and therefore the Company has not been entitled to exercise its call right. No such warrants were exercised in the fiscal years ended December 31, 2009 and 2008.

In connection with the sale of shares of Common Stock to Medtronic International, Ltd. (See Note 9) the Company, on April 27, 2005, issued five-year warrants to purchase a total of 285,388 shares of Common Stock at an exercise price of $2.19 per share. If the share price of Common Stock exceeds $4.38 per share for any ten consecutive trading day period and certain other conditions are met, the Company, beginning in August 2007, may call any or all of the unexercised warrants by purchasing the warrants at a price of $0.01 each. The Common Stock has not exceeded $4.38 per share, and therefore the Company has not been entitled to exercise its call right. No such warrants were exercised in the fiscal years ended December 31, 2009 and 2008.

The following summarizes warrant activity for the years ended December 31, 2009 and 2008:

		Weighted Average
	Warrants	Exercise Price

January 1, 2008	6,364,334	$1.61
Granted	1,077,586	1.39
January 1, 2009	7,441,920	1.56

Granted	-	-

December 31, 2009	7,441,920	1.56

The weighted-average remaining contractual life of warrants outstanding was 3.9 and 4.9 years at December 31, 2009 and 2008, respectively. The exercise prices for the warrants outstanding at December 31, 2009 ranged from $1.39 to $25.00 per share.

(8)	Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following:

	December 31,	December 31,
	2009	2008

Accounts payable	$880	$273
Clinical trial fees	550	169
Professional fees	301	269
Research fees	66	90
Other	37	49

	$1,834	$850

(9)	Private Placements

(a)     Series D Convertible Preferred Stock:

On April 28, 2008, the Company issued and sold 142,857 shares of Series D Stock, at a price of $35.00 per share, or a total of $5,000, to Corriente in a private placement transaction, resulting in net proceeds after expenses of approximately $4,932. Each share of Series D Stock is currently convertible into 30.1724 shares of Common Stock. The Series D Stock is not

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
(Amounts in thousands, except for share and per share amounts)

redeemable by the Company. In connection with the sale of the Series D Stock on April 28, 2008, the Company issued warrants to purchase approximately 1,077,586 shares of the Common Stock at an exercise price of $1.39 per share that expire on April 28, 2015. (See Note 7).

On April 28, 2008, the Company also entered into an amendment to the Registration Rights Agreement (the “Registration Rights Agreement”), dated as of November 19, 2007, by and among the Company, Corriente, GEPT (collectively with Corriente, the “Series D Investors”), and the holders (the “Series C Investors” and collectively with the Series D Investors, the ‘‘Investors”) of the Series C Stock, which provides an additional right to demand a registration (the “Series D Demand”), which may be requested by holders of the Series D Stock. All of the Investors have a right to participate in the Series D Demand. Pursuant to the amendment of the Registration Rights Agreement, the Company is required to pay a cash amount, as liquidated damages, to those Investors participating in the Series D Demand if a registration statement filed pursuant to such Series D Demand is not declared effective within 150 days of the notice containing the Series D Demand. The cash amount shall equal 1% of the total amount that such participating Investors invested in the Company, and is payable until such registration statement is declared effective up to an aggregate amount of $1,000. This liquidated damages provision does not result in the Company recording a charge at this time.

The Company recorded a charge in the second quarter of 2008 of approximately $562 for the accretion of beneficial conversion rights related to the issuance of the Series D Stock and warrants on April 28, 2008. The related charge is reflected on the statements of operations for the year ended December 31, 2008 as an increase in the net loss for the purposes of determining the net loss applicable to common stock.

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

The Series D Stock accrues dividends at a rate of 7% per annum, payable in semi-annual installments, which accrue, cumulatively, until paid. The Company accrued dividends of Series D Stock with a fair value of $1,967 and $1,717 as of December 31, 2009 and 2008, respectively. The Company disclosed this aggregate amount of arrearages in cumulative dividends on the face of the statement of operations below the net loss line, and such amount was used to calculate net loss applicable to common stock and common stock per share.

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

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
(Amounts in thousands, except for share and per share amounts)

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

In connection with the sale of the Series D Stock on November 19, 2007, the Company also issued warrants to purchase approximately 3,232,758 shares of Common Stock at an exercise price of $1.39 per share that expire on November 19, 2014. (See Note 7).

(b)     Series C Convertible Preferred Stock:

On May 10, 2006, the Company issued and sold 342,857 shares of Series C Stock, at a price of $35.00 per share, or a total of approximately $12,000, to GEPT, DaimlerChrysler Corporation Master Retirement Trust and certain funds managed by ProMed Management, LLC in a private placement transaction, resulting in net proceeds after expenses of approximately $11,612. The shares of Series C Stock, including all dividends paid to date, are currently convertible into 21.875 shares of Common Stock per share. The Series C Stock is not redeemable by the Company.

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

Through November 19, 2007, the Series C Stock accrued paid-in-kind cumulative dividends at a rate of 9% per annum, payable in quarterly installments in shares of Series C Stock (“PIK Dividends”). Effective November 19, 2007, certain terms of the Series C Stock were amended as part of the issuance of Series D Stock, including the payment of a 9% semi-annual cash dividend in lieu of the PIK Dividends, and the inclusion of a provision that allows the Company to pay accrued and unpaid dividends in either cash or shares of Common Stock upon conversion of the Series C Stock. As of December 31, 2009, the Company paid dividends by issuing approximately 90,858 shares of Series C Stock with a fair value of $1,811. The Company accrued cash dividends of Series C Stock with a fair value of $1,007 and $935 as of December 31, 2009 and 2008, respectively. The Company disclosed this aggregate amount of arrearages in cumulative dividends on the face of the statement of operations below the net loss line, and such amount was used to calculate net loss applicable to common stock and common stock per share.

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

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
(Amounts in thousands, except for share and per share amounts)

As a result of the issuances of Series D Stock in November 2007 and April 2008, in accordance with the contingent anti-dilution terms of the original Series C Stock’s Certificate of Designation, the Series C Stock’s conversion rate was adjusted from 19.6629 to 21.875 shares of Common Stock per share. The Series C Preferred Stock’s conversion rate will be further adjusted if the Company issues Common Stock (or convertible securities) at a price per share that is less than $1.60. There is no termination date for this anti-dilution protection. The Series C Stock is also subject to customary adjustment for stock splits and reverse splits, and corporate transactions such as mergers and reorganizations.

In connection with the sale of the Series C Stock, the Company also issued Series C Warrants to purchase approximately 2,224,718 shares of Common Stock at an exercise price of $2.05 per share that expire on May 10, 2013 (See Note 7).

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

(10)	Commitments and Contingencies

(a)     License Agreements:

On January 13, 2009, the Company entered into a License Agreement (the “Cornell License Agreement”) with Cornell University (“Cornell”), whereby Cornell granted the Company an exclusive license for the worldwide use of certain patents for the development of products and methods for the treatment of psychiatric conditions. Under the terms of the Cornell License Agreement, the Company paid Cornell an initial fee and, during the term of the Cornell License Agreement, will pay Cornell an annual license maintenance fee and certain milestone and royalty payments as provided for in the Cornell License Agreement. In addition, the Company agreed to continue to provide research support to Cornell under the Clinical Study Agreement (as defined below) during the term of the Cornell License Agreement.

On August 28, 2008, the Company entered into a License Agreement (the “Aegera License Agreement”) with Aegera Therapeutics Inc. (“Aegera”), whereby Aegera granted the Company an exclusive license for the worldwide rights, excluding China, for the use of the XIAP gene (x-linked inhibitor of apoptosis protein) for therapeutic or prophylactic purposes in the treatment of Huntington’s disease. Pursuant to the Aegera License Agreement, the Company paid Aegera an initial fee that was expensed as a research and development expense on the effective date of the Aegera License Agreement. Additionally, the Company will pay annual license maintenance fees beginning on January 1, 2009 through the term of the Aegera License Agreement and will make certain milestone and royalty payments to Aegera as provided for in the Aegera License Agreement.

The Company entered into a Sublicense Agreement (the “Sublicense Agreement”), effective as of August 4, 2006, with Diamyd Therapeutics AB (“Diamyd”), a company organized under the laws of Sweden. Pursuant to the Sublicense Agreement, Diamyd granted to the Company a non-exclusive worldwide license to certain patent rights and technical information for the use of a gene version of glutamic acid decarboxylase (“GAD”) 65 in

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
(Amounts in thousands, except for share and per share amounts)

connection with the gene transfer treatment of Parkinson’s disease as conducted by the Company. Diamyd is the exclusive licensee of such patent rights owned by the Regents of the University of California, Los Angeles, which has approved the Sublicense Agreement. Pursuant to the Sublicense Agreement, the Company paid Diamyd an initial fee of $500, an amount that was expensed as research and development expense on the effective date of the Sublicense Agreement. The Company is committed to pay an annual maintenance fee of $75 through the term of the Sublicense Agreement and will make certain milestone and royalty payments to Diamyd as provided for in the Sublicense Agreement. The Sublicense Agreement is terminable at any time by the Company upon 90 days’ notice. The Company expenses maintenance fees when the services are rendered. The amounts charged to operations in connection with the Sublicense Agreement was $75 for each of the years ended December 31, 2009 and 2008, respectively.

In 2002, the Company entered into two license agreements with TJU whereby TJU granted to the Company the sole and exclusive right and license to certain patent rights and technical information. In conjunction with the agreements, the Company paid TJU an initial fee of $100 and $50, respectively, for each agreement. In addition, the Company is committed to pay annual maintenance fees of $75 and $20, respectively, through the term of the agreements, as well as benchmark payments and royalties. The maintenance fees can be applied to royalty and benchmark fees incurred in the calendar year of payment only. The licenses will continue for the lives of the patents covered in the agreements, which are currently set to expire in October 2021. The Company has the right to terminate the agreements at any time upon 90 days written notice to TJU. The Company expenses maintenance fees when the services are rendered. The amount charged to operations in connection with the TJU agreements for each of the years ended December 31, 2009 and 2008 was $95. (See Note 3).

In August 2002, the Company entered into a license agreement with Rockefeller and Yale (the ‘‘Rockefeller-Yale Agreement”) whereby the universities granted to the Company a nonexclusive license to certain patent rights and technical information. An initial fee of $20 was paid to each of the two universities pursuant to the agreement. In addition, the Company is committed to pay an annual maintenance fee of $5 per year to each university through the term of the agreement. Pursuant to the agreement, the Company must make payments upon reaching certain milestones. The Company has the right to terminate the agreement at any time upon 90 days written notice. The Company expenses maintenance fees when the services are rendered. The amount charged to operations in connection with the Rockefeller-Yale Agreement for each of the years ended December 31, 2009 and 2008 was $10.

(b)     Research Agreements:

Effective May, 2006, the Company entered into a Sponsored Research Agreement (“Research Agreement”) with The Ohio State University Research Foundation (“OSURF”) which provides for research covering the development of gene transfer approaches to neurodegenerative disorders, including Parkinson’s disease, epilepsy, Huntington’s disease, Alzheimer’s disease, as well as gene transfer approaches to pain, stroke, neurovascular diseases and other research. The Research Agreement required the Company to pay $250 over the initial 18 month term, which expired in November 2007. The Company and OSURF have subsequently amended the Research Agreement to extend the term through November 10, 2010 at an annual rate of $167. The amount charged to operations in connection with the sponsored research for each of the years ended December 31, 2009 and 2008 was $167.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
(Amounts in thousands, except for share and per share amounts)

On July 2, 2003, the Company entered into a Clinical Study Agreement (the “Clinical Study Agreement”) with Cornell to sponsor the Company’s Phase 1 clinical trial for the treatment of Parkinson’s disease. Under this agreement, the Company paid Cornell $36 when each patient commenced treatment and $23 annually for the services of a nurse to assist in the clinical study. The Company fulfilled its obligation under this portion of the agreement in May 2006 when the last patient to participate in the Phase 1 clinical trial completed its one-year follow-up.

On September 24, 2004, the parties amended the Clinical Study Agreement to provide for research covering the development of gene transfer approaches to neurodegenerative disorders, including Parkinson’s disease, Huntington’s disease, Alzheimer’s disease and epilepsy (the ‘‘Scientific Studies”). On March 2, 2007, the parties entered into Amendment No. 2 to the Clinical Study Agreement, among other things, to extend the performance period of the sponsored research program and to further revise and expand the scope of the work to be performed. On July 23, 2009, the Company entered into Amendment No. 3 to the Clinical Study Agreement to eliminate from the scope of work certain research and activities and to extend the performance period of the sponsored research program until the Clinical Study Agreement is terminated by either the Company upon 30 days’ prior written notice or Cornell if circumstances beyond its reasonable control preclude continuation of the Scientific Studies.

This sponsored research under the Clinical Study Agreement is funded by the Company and is being conducted in Cornell’s Laboratory of Molecular Neurosurgery under the direction of Michael Kaplitt, one of the Company’s scientific co-founders. The Company is required to pay Cornell $135 per year for the duration of the Scientific Studies. Cornell has agreed that the Company has a sixty (60) day exclusive right and option to negotiate with it an exclusive, worldwide right and license to make, have made, use and sell commercial products embodying any inventions conceived or first reduced to practice by it in the course of this work. Pursuant to the terms of the Cornell License Agreement (as defined above), the Company agreed to continue to provide research support to Cornell under the Clinical Study Agreement during the term of the Cornell License Agreement. The amounts charged to operations in connection with the sponsored research for the years ended December 31, 2009 and 2008 were $166 and $200, respectively.

(c)     Consulting and Employment Agreements:

Effective March 10, 2010, John E. Mordock resigned as a director and as President and Chief Executive Officer. (See Note 11). The Company paid Mr. Mordock an annual base salary of $275 for each of the years ended December 31, 2009 and 2008, pursuant to employment agreements dated December 4, 2007 and August 20, 2009, respectively. During the period of his employment, Mr. Mordock was reimbursed for temporary housing and automobile expenses related to his employment.

As of December 31, 2009, total unrecognized compensation cost related to Mr. Mordock’s stock option awards was approximately $40.

Effective July 10, 2006, Dr. Christine V. Sapan was appointed as Executive Vice President, Chief Development Officer of the Company under a letter agreement dated June 23, 2006. Dr. Sapan is eligible to receive an annual base salary and a discretionary annual bonus each year, with a target bonus of 40% of her annual base salary. Effective January 1, 2008, Dr. Sapan’s annual base salary was set at $264. If Dr. Sapan’s employment is terminated by the Company without “Cause” (as defined in her letter agreement), or by Dr. Sapan as a result of a

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
(Amounts in thousands, except for share and per share amounts)

demotion of her position, a diminution in her duties or a “Change of Control” (as defined in the Company’s 2000 Stock Option Plan), she will be entitled to receive a lump sum payment of twelve months’ base salary. All of her options shall immediately vest and be exercisable for up to one year following the date of any such termination. As of December 31, 2009, total unrecognized compensation cost related to Dr. Sapan’s stock option awards was approximately $24.

On January 23, 2006, the Company hired Marc L. Panoff as its Chief Financial Officer and Treasurer. Mr. Panoff was also appointed as the Company’s Secretary on May 9, 2006.

On August 20, 2009, the Company entered into an employment agreement with Mr. Panoff, which superseded his prior agreement. The employment agreement provides that Mr. Panoff shall be employed by the Company until December 4, 2010, shall be entitled to receive an annual base salary set by the Board and shall be eligible to receive an annual bonus in the discretion of the Board. Effective January 1, 2008, Mr. Panoff’s annual base salary was set at $203. If Mr. Panoff’s employment is terminated by the Company without “Cause” or by Mr. Panoff for “Good Reason” (including a “Change in Control”), as those terms are defined in his employment agreement, he shall be entitled to a lump sum payment equal to one year of base salary. In addition, all of his options shall immediately vest and be exercisable for up to one year following the date of any such termination. As of December 31, 2009, total unrecognized compensation cost related to Mr. Panoff’s stock option awards was approximately $25.

Effective October 1, 2009, the Company extended, for a period of one year, the term of its consulting agreement with Dr. Matthew During, one of the Company’s scientific co-founders and a member of the SAB. Pursuant to the consulting agreement, dated as of October 1, 1999, as amended, Dr. During provides advice and consulting services to the Company on an exclusive basis in scientific research on human gene transfer in the central nervous system. The consulting agreement also provides for Dr. During to assist the Company in its fund raising efforts and to serve as a member of the SAB. Dr. During’s consulting agreement, as amended, provides for payments of $175 per annum. The Company paid Dr. During $175 in consulting fees in both 2009 and 2008.

The Company is party to an Amended and Restated Consulting Agreement, dated April 25, 2005, with Dr. Michael Kaplitt, one of the Company’s scientific co-founders and the son of Dr. Martin Kaplitt, the Company’s Chairman of the Board. Pursuant to the terms of this agreement, Michael Kaplitt provides advice and consulting services on an exclusive basis in scientific research on human gene transfer in the nervous system and serves as a member of the SAB. Michael Kaplitt is also the neurosurgeon that performed the surgical procedures on the twelve patients required by the protocol for the Company’s Phase 1 clinical trial for the treatment of Parkinson’s disease, and is assisting the Company in its Phase 2 clinical trial for the treatment of Parkinson’s disease. The Company paid Michael Kaplitt $175 in consulting fees in each of 2009 and 2008, respectively. Under this agreement, the Company granted Michael Kaplitt non- qualified stock options to purchase 160,000 shares of Common Stock at an exercise price of $2.05 per share on April 25, 2005. (See Note 11).

Effective February 23, 2007, the Company entered into a consulting agreement with Martin Kaplitt. Under the terms of this agreement, Martin Kaplitt provides medical and scientific consulting and advisory services to the Company. The Company paid Martin Kaplitt $125 in 2009 and $110 in 2008 under the agreement. (See Note 11).

The Company has consulting agreements with five scientists who, in addition to Michael Kaplitt and Dr. During, comprise the SAB. These agreements provide that the scientists are

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
(Amounts in thousands, except for share and per share amounts)

engaged by the Company to provide advice and consulting services in scientific research on human gene transfer in the brain and central nervous system and to assist the Company in seeking financing and meeting with prospective investors.

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

(d)     Operating Lease Agreements:

In August 2004, the Company entered into the Sublease (See Note 3). The Sublease provides for a base annual rent of approximately $36 through the expiration of the Sublease on June 30, 2009.

Effective April 13, 2007, the Company entered into a lease (the “BPRA Lease”) with Bridge Plaza Realty Associates, LLC (“BPRA”) for additional office space at One Bridge Plaza, Fort Lee, New Jersey. The BPRA Lease, which expires in April 2010, provides for a base annual rent of approximately $21 through its term. Pursuant to an amendment to the BPRA Lease, dated February 1, 2008, the office space leased under the Sublease was incorporated into the BPRA Lease at a base annual rent of approximately $36 effective July 1, 2009 through the term of the BPRA Lease. The Company is currently negotiating an extension of the BPRA Lease.

The Company entered into a Facility Use Agreement (the “Facility Use Agreement”) in April 2006 with The Ohio State University (“OSU”), which allows the Company’s scientists to access and use OSU’s laboratory facilities and certain equipment to perform the Company’s research in a laboratory directed by Dr. Matthew During. The Company is currently negotiating an extension of the term of the Facility Use Agreement beyond April 17, 2010 until November 10, 2010, which is the date of expiration of the OSU Research Agreement. As of December 31, 2009, the Company has paid OSU an amount of $93, representing rent for the initial term of the Facility Use Agreement.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
(Amounts in thousands, except for share and per share amounts)

One of the Company’s scientists conducts research at Cornell University in New York City in a laboratory directed by Dr. Michael Kaplitt, as provided for by the Company’s research agreement with Cornell.

The Company incurred total rent expense associated with operating leases and subleases of $81 and $80 for the years ended December 31, 2009 and 2008, respectively.

At December 31, 2009, approximate future lease payments under the Company’s operating leases and subleases are as follows:

Year Ending December 31,

2010	$17
Thereafter	-

$17

(11)	Subsequent Events

(a)     Stock Option Plan Amendments:

On March 23, 2010, the Board adopted amendments to the Company’s 2000 Stock Option Plan to increase the number of shares that may be issued pursuant thereto from 6,000,000 to 8,000,000 shares, and to extend the term thereof through March 28, 2015. Such amendments will be submitted to a vote of the Company’s stockholders at the 2010 Annual Meeting of Stockholders.

(b)     Resignation of John E. Mordock:

Effective March 10, 2010, John E. Mordock resigned as a director and as President and Chief Executive Officer of the Company, and, in connection therewith, entered into a separation agreement, dated March 1, 2010, with the Company, pursuant to which his employment agreement, dated August 20, 2009, was terminated, except for the provisions thereunder relating to non-competition, non-solicitation, indemnification and confidentiality. Under the separation agreement, the Company agreed to pay or provide to Mr. Mordock the severance benefits contained in his employment agreement. Accordingly, Mr. Mordock has been paid one year of base salary of $275 and one year of health, disability and life insurance premiums of approximately $16. The Company will recognize these amounts as compensation expense on the effective date of Mr. Mordock’s resignation. Also, all 800,000 stock options held by him have vested and are exercisable until March 10, 2011. The Company will recognize a non-compensation charge of $168 on the effective date of Mr. Mordock’s resignation as a result of the accelerated vesting of and the extension of the exercise period for Mr. Mordock’s stock options.

(c)     Consulting Agreements:

On March 23, 2010, the Company extended the term of its consulting agreement with Dr. Martin Kaplitt from January 1, 2010, until December 31, 2010, at the current annual rate of $125.

On March 23, 2010, the Company approved an extension of its consulting agreement with Dr. Michael Kaplitt from April 30, 2010 until April 30, 2011 at the current annual rate of $175.

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

As of December 31, 2009, the Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures. Based on the foregoing, its Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2009.

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

As of December 31, 2009, the Company’s management assessed the effectiveness of the Company’s internal control over financial reporting based on criteria for effective internal control over financial reporting established in “Internal Control – Integrated Framework,” issued by the Committee of Sponsoring Organization of the Treadway Commission. Based on this assessment, management has determined that the Company’s internal control over financial reporting, as of December 31, 2009 is effective.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements under all potential conditions. Therefore, effective internal control over financial reporting provides only reasonable, and not absolute, assurance that a misstatement of our financial statements would be prevented or detected.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the fourth fiscal quarter of 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item will be included in the Company’s definitive Proxy Statement in connection with the 2010 Annual Meeting of Stockholders and is hereby incorporated herein by reference.

Item 11. Executive Compensation

The information required by this item will be included in the Company’s definitive Proxy Statement in connection with the 2010 Annual Meeting of Stockholders and is hereby incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be included in the Company’s definitive Proxy Statement in connection with the 2010 Annual Meeting of Stockholders and is hereby incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be included in the Company’s definitive Proxy Statement in connection with the 2010 Annual Meeting of Stockholders and is hereby incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

The information required by this item will be included in the Company’s definitive Proxy Statement in connection with the 2010 Annual Meeting of Stockholders and is hereby incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	The following financial statements are included in Item 8 herein and are filed as a part of this report:

1.	Balance sheets of Neurologix, Inc. as of December 31, 2009 and 2008; and

2.	Statements of operations, changes in stockholders’ equity (deficit) and cash flows for the years ended December 31, 2009 and 2008, and for the period from February 12, 1999 (inception) to December 31, 2009.

(b)	See the Exhibit Index attached hereto for a list of the exhibits filed or incorporated by reference as a part of this report.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 26, 2010	NEUROLOGIX, INC.

/s/ Clark A. Johnson Clark A. Johnson President and Chief Executive Officer

/s/ Marc L. Panoff Marc L. Panoff, Chief Financial Officer, Secretary andTreasurer

In accordance with the Exchange Act, this Report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Dated: March 26, 2010	/s/ Cornelius E. Golding Cornelius E. Golding, Director

Dated: March 26, 2010	/s/ Reginald L. Hardy Reginald L. Hardy, Director

Dated: March 26, 2010	/s/ Martin J. Kaplitt Martin J. Kaplitt, Director

Dated: March 26, 2010	/s/ Clark A. Johnson Clark A. Johnson, Director

Dated: March 26, 2010	/s/ Jeffrey B. Reich Jeffrey B. Reich, Director

Dated: March 26, 2010	/s/ Elliott Singer Elliott Singer, Director

EXHIBIT INDEX

Exhibit
No.	Exhibit

3.1	Restated Certificate of Incorporation of Neurologix, Inc. (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, dated September 13, 2004, and incorporated herein by reference).

3.2	Amended and Restated by-laws of Neurologix, Inc. (filed as Exhibit 3.4 to the Registrant’s Annual Report on Form 10-K, dated April 9, 2004, and incorporated herein by reference).

4.1	Certificate of Designations, Preferences and Rights of Series C Convertible Preferred Stock of Neurologix, Inc. (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, dated May 11, 2006, and incorporated herein by reference).

4.2	Certificate of Designations, Preferences and Rights of Series C Convertible Preferred Stock of Neurologix, Inc. (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, dated November 21, 2007, and incorporated herein by reference).

4.3	Certificate of Designations, Preferences and Rights of Series D Convertible Preferred Stock of Neurologix, Inc. (filed as Exhibit 3.2 to the Registrant’s Current Report on Form 8-K, dated November 21, 2007, and incorporated herein by reference).

4.4	Registration Rights Agreement, dated as of March 28, 2000, by and among Arinco Computer Systems Inc., Pangea Internet Advisors LLC and the persons party to the Securities Purchase Agreement (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, dated April 4, 2000, and incorporated herein by reference).

4.5	Registration Rights Agreement, dated as of February 4, 2005, by and among Neurologix, Inc, Merlin Biomed Long Term Appreciation Fund LP and Merlin Biomed Offshore Master Fund LP (filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, dated February 10, 2005, and incorporated herein by reference).

4.6	Registration Rights Agreement, dated as of April 27, 2005, by and among Neurologix, Inc. and Medtronic International, Ltd. (filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, dated May 2, 2005, and incorporated herein by reference).

4.7	Registration Rights Agreement, dated as of November 19, 2007, by and among Neurologix, Inc., General Electric Pension Trust, the DaimlerChrysler Corporation Master Retirement Trust, certain funds managed by ProMed Asset Management LLC and Corriente Master Fund, L.P. (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, dated November 21, 2007, and incorporated herein by reference).

4.8	Amendment to Registration Rights Agreement, dated as of April 28, 2008, by and among the Company, General Electric Pension Trust, Chrysler LLC Master Retirement Trust, certain funds managed by ProMed Asset Management LLC and Corriente Master Fund, L.P. (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, dated April 29, 2008, and incorporated herein by reference).

10.1	Consulting Agreement, dated as of October 1, 1999, by and between Dr. Matthew During and Neurologix, Inc. (filed as Exhibit 10.29 to the Registrant’s Annual Report on Form 10-K, dated April 9, 2004, and incorporated herein by reference).

10.2	Arinco Computer Systems Inc. 2000 Stock Option Plan, effective as of March 28, 2000 (filed as Annex E to the Registrant’s Proxy Statement on Schedule 14A, dated August 11, 2000, and incorporated herein by reference).

10.3	Amendment One to Arinco Computer Systems Inc. 2000 Stock Option Plan, effective as of June 27, 2000 (filed as Annex E to the Registrant’s Proxy Statement on Schedule 14A, dated August 11, 2000, and incorporated herein by reference).

10.4	Exclusive License Agreement, effective as of June 1, 2002, by and between Thomas Jefferson University and Neurologix Inc. (filed as Exhibit 10.31 to the Registrant’s Annual Report on Form 10-K, dated April 9, 2004, and incorporated herein by reference).

10.5	Exclusive License Agreement, effective as of August 1, 2002, by and between Thomas Jefferson University and Neurologix, Inc. (filed as Exhibit 10.32 to the Registrant’s Annual Report on Form 10-K, dated April 9, 2004, and incorporated herein by reference).

10.6	Non-Exclusive License Agreement, dated as of August 28, 2002, by and between Yale University, The Rockefeller University and Neurologix, Inc. (filed as Exhibit 10.33 to the Registrant’s Annual Report on Form 10-K, dated April 9, 2004, and incorporated herein by reference).

10.7	License Agreement, dated as of November 1, 2002, by and between The Rockefeller University and Neurologix, Inc. (filed as Exhibit 10.34 to the Registrant’s Annual Report on Form 10-K, dated April 9, 2004, and incorporated herein by reference).

10.8	Clinical Study Agreement, dated as of July 2, 2003, by and between Cornell University and Neurologix, Inc. (filed as Exhibit 10.35 to the Registrant’s Annual Report on Form 10-K, dated April 9, 2004, and incorporated herein by reference).

10.9	Amendment, dated as of October 8, 2003, to that certain Consulting Agreement, dated October 1, 1999, by and between Dr. Matthew During and Neurologix, Inc. (filed as Exhibit 10.37 to the Registrant’s Annual Report on Form 10-K, dated April 9, 2004, and incorporated herein by reference).

10.10	Lease Agreement effective as of April 13, 2007, by and between Neurologix, Inc. and Bridge Plaza Realty Associates, LLC

10.11	Amendment No. 1 to Clinical Study Agreement, dated September 24, 2004, by and between Cornell University for its Medical College and Neurologix, Inc. (filed as Exhibit 99.1 to the Registrant’s Report on Form 8-K, dated September 30, 2004, and incorporated herein by reference).

10.12	Stock Purchase Agreement, dated as of February 4, 2005, by and among Neurologix, Inc, Merlin Biomed Long Term Appreciation Fund LP and Merlin Biomed Offshore Master Fund LP (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, dated February 10, 2005, and incorporated herein by reference).

10.13	Form of Amendment to the Stock Purchase Agreement dated as of February 4, 2005, by and among Neurologix, Inc, Merlin Biomed Long Term Appreciation Fund LP and Merlin Biomed Offshore Master Fund LP (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, dated February 25, 2005, and incorporated herein by reference).

10.14	Amendment No. 1 to the Stock Purchase Agreement, dated as of February 9, 2005, by and between Neurologix, Inc. and Copper Spire Fund Portfolio (filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, dated February 10, 2005, and incorporated herein by reference).

10.15	Form of Warrant Certificate to purchase shares of common stock of Neurologix, Inc. (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, dated February 10, 2005, and incorporated herein by reference).

10.16	Amended and Restated Consulting Agreement, dated April 25, 2005, by and between Michael G. Kaplitt and Neurologix Research, Inc. (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, dated April 29, 2005, and incorporated herein by reference).

10.17	Stock Purchase Agreement, dated as of April 27, 2005, by and among Neurologix, Inc. and Medtronic International, Ltd. (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, dated May 2, 2005, and incorporated herein by reference).

10.18	Warrant Certificate to purchase shares of common stock of Neurologix, Inc. (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, dated May 2, 2005, and incorporated herein by reference).

10.19	Development and Manufacturing Agreement, dated as of April 27, 2005, by and among Neurologix, Inc. and Medtronic, Inc. (filed as Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-QSB, dated May 13, 2005, and incorporated herein by reference).

10.20	Neurologix, Inc. 2000 Stock Option Plan Amendment No. 2, effective as of May 9, 2006 (filed as Exhibit A to the Registrant’s Proxy Statement on Schedule 14A, dated April 5, 2006, and incorporated herein by reference).

10.21	Master Sponsored Research Agreement, dated as of May 10, 2006, by and between The Ohio State University Research Foundation and Neurologix, Inc. (filed as Exhibit 10.19 to the Registrant’s Annual Report on Form 10-KSB, dated March 24, 2008, and incorporated herein by reference).

10.22	Stock and Warrant Subscription Agreement, dated as of May 10, 2006, by and between Neurologix, Inc., General Electric Pension Trust, the DaimlerChrysler Corporation Master Retirement Trust, ProMed Partners, LP, ProMed Partners II, LP, ProMed Offshore Fund Ltd., ProMed Offshore Fund II, Ltd., Paul Scharfer and David B. Musket (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, dated May 11, 2006, and incorporated herein by reference).

10.23	Form of Warrant Certificate to purchase shares of common stock of Neurologix, Inc. (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, dated May 11, 2006, and incorporated herein by reference).

10.24	Letter Agreement, dated June 23, 2006, by and between Christine V. Sapan and Neurologix, Inc. (filed as Exhibit 10.22 to the Registrant’s Annual Report on Form 10-KSB, dated March 24, 2008, and incorporated herein by reference).

10.25	Sublicense Agreement, dated July 27, 2006, by and between Neurologix, Inc. and Diamyd Therapeutics AB (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, dated August 7, 2006, and incorporated herein by reference).

10.26	Consulting Agreement, dated February 23, 2007, by and between Neurologix, Inc. and Dr. Martin J. Kaplitt (filed as Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, dated February 26, 2007, and incorporated herein by reference).

10.27	Amendment No. 2 to Clinical Study Agreement, dated March 2, 2007, by and between Cornell University and Neurologix, Inc. (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, dated March 7, 2007, and incorporated herein by reference).

10.28	Amendment No. 1 to Stock Purchase Agreement, dated as of March 29, 2007, by and among Neurologix, Inc., Merlin Biomed Long Term Appreciation Fund LP, and Merlin Biomed Offshore Master Fund LP (filed as Exhibit 10.25 to the Registrant’s Annual Report on Form 10-KSB, dated April 2, 2007, and incorporated herein by reference).

10.29	Neurologix, Inc. 2000 Stock Option Plan Amendment No. 3, effective as of May 8, 2007 (filed as Exhibit A to the Registrant’s Proxy Statement on Schedule 14A, dated April 10, 2008, and incorporated herein by reference).

10.30	Amendment to Consulting Agreement, dated October 1, 2007, by and between Matthew During and Neurologix, Inc. (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, dated October 5, 2007, and incorporated herein by reference).

10.31	Stock Purchase Letter Agreement, dated November 8, 2007, by and between Neurologix, Inc. and General Electric Pension Trust (filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, dated November 21, 2007, and incorporated herein by reference).

10.32	Stock Purchase Letter Agreement, dated November 8, 2007, by and between Neurologix, Inc. and DaimlerChrysler Corporation Master Retirement Trust (filed as Exhibit 10.5 to the Registrant’s Current Report on Form 8-K, dated November 21, 2007, and incorporated herein by reference).

10.33	Stock Purchase Letter Agreement, dated November 8, 2007, by and between Neurologix, Inc. and ProMed Partners LP (filed as Exhibit 10.6 to the Registrant’s Current Report on Form 8-K, dated November 21, 2007, and incorporated herein by reference).

10.34	Stock and Warrant Subscription Agreement, dated as of November 19, 2007, by and between Neurologix, Inc., General Electric Pension Trust, Corriente Master Fund, L.P., Martin J. Kaplitt, and Palisade Private Holdings LLC (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, dated November 21, 2007, and incorporated herein by reference).

10.35	Form of Warrant Certificate to purchase shares of common stock of Neurologix, Inc. (filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, dated November 21, 2007, and incorporated herein by reference).

10.36	Stock and Warrant Subscription Agreement, dated as of April 28, 2008, by and between Neurologix, Inc., Corriente Master Fund, L.P. and, solely with respect to Article V thereof, General Electric Pension Trust (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, dated April 29, 2008, and incorporated herein by reference).

10.37	Form of Warrant Certificate (filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, dated April 29, 2008, and incorporated herein by reference).

10.38	Amendment to the Master Sponsored Research Agreement, dated as of May 29, 2008, between Neurologix, Inc. and The Ohio State University Research Foundation, on behalf of Ohio State University (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, dated June 11, 2008, and incorporated herein by reference).

10.39	Addendum to the Development and Manufacturing Agreement, effective as of August 1, 2008, between Neurologix, Inc. and Medtronic, Inc. (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, dated August 15, 2008, and incorporated herein by reference).

10.40	License Agreement, dated as of August 28, 2008, between Neurologix, Inc. and Aegera Therapeutics, Inc. (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, dated September 4, 2008, and incorporated herein by reference).

10.41	Letter Agreement, dated October 3, 2008, between Neurologix, Inc. and Dr. Matthew During (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, dated October 7, 2008, and incorporated herein by reference).

10.42	Second Amendment to Master Sponsored Research Agreement, dated as of October 29, 2008, between Neurologix, Inc. and The Ohio State University Research Foundation, on behalf of Ohio State University (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, dated December 16, 2008, and incorporated herein by reference).

10.43	License Agreement, dated as of January 13, 2009, by and between Neurologix, Inc. and Cornell University (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, dated January 14, 2009, and incorporated herein by reference).

10.44	Amendment No. 3 to the Clinical Study Agreement between Neurologix, Inc. and Cornell University for and on behalf of its Joan & Sanford I. Weill Medical College, dated as of July 23, 2009 (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, dated July 23, 2009, and incorporated herein by reference).

10.45	Employment Agreement between John E. Mordock and Neurologix, Inc., dated as of August 20, 2009 (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, dated August 20, 2009, and incorporated herein by reference).

10.46	Employment Agreement between Marc L. Panoff and Neurologix, Inc., dated as of August 20, 2009 (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, dated August 20, 2009, and incorporated herein by reference).

10.47	Letter Agreement dated August 31, 2009 between Neurologix, Inc. and Dr. Matthew During (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, dated August 31, 2009, and incorporated herein by reference).

10.48	Third Amendment to Master Sponsored Research Agreement between Neurologix, Inc. and The Ohio State University Research Foundation, on behalf of Ohio State University, dated as of September 24, 2009 (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, dated September 24, 2009, and incorporated herein by reference).

10.49	Letter Agreement dated March 1, 2010 between Neurologix, Inc. and John E. Mordock.**

10.50	Amendment No. 4 to 2000 Stock Option Plan, effective as of March 23, 2010.**

23.1	Consent of BDO Seidman, LLP, Independent Registered Public Accounting Firm.**

23.2	Consent of J.H. Cohn LLP, Former Independent Registered Public Accounting Firm.**

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.**

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer/Treasurer.**

32.1	Section 1350 Certification, Chief Executive Officer and Chief Financial Officer/Treasurer.**

**	Filed herewith