Form 10-Q
period 2010-03-31
NEUROLOGIX INC/DE
filed 2010-05-13
CIK 356591

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended March 31, 2010
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
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of May 1, 2010, 27,865,010 shares of common stock were outstanding.

NEUROLOGIX, INC.
(A Development Stage Company)
BALANCE SHEETS
(Amounts in thousands, except share and per share amounts)

	March 31,	December 31,
	2010	2009
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$6,484	$9,637
Prepaid expenses and other current assets	242	395

Total current assets	6,726	10,032
Equipment, less accumulated depreciation of $644 and $624 at March 31, 2010 and December 31, 2009, respectively	109	129
Intangible assets, less accumulated amortization of $283 and $262 at March 31, 2010 and December 31, 2009, respectively	947	891
Other assets	5	5

Total assets	$7,787	$11,057

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$1,515	$1,834

Total current liabilities	1,515	1,834

Derivative financial instruments, at estimated fair value — warrants	4,203	3,847

Total liabilities	5,718	5,681

Commitments and contingencies
Stockholders’ equity:
Preferred stock; 5,000,000 shares authorized
Series A — Convertible, $0.10 par value; 650 shares designated, 645 shares issued and outstanding at March 31, 2010 and December 31, 2009, with an aggregate liquidation preference of $1	—	—
Series C — Convertible, $0.10 par value; 700,000 shares designated, 281,263 shares issued and outstanding at March 31, 2010 and December 31, 2009, with an aggregate liquidation preference of $7,241 and $7,008 at March 31, 2010 and December 31, 2009, respectively	28	28
Series D — Convertible, $0.10 par value; 792,100 shares designated, 734,898 shares issued and outstanding at March 31, 2010 and December 31, 2009, with an aggregate liquidation preference of $29,967 and $29,420 at March 31, 2010 and December 31, 2009, respectively	73	73
Common Stock:
$0.001 par value; 100,000,000 shares authorized, 27,865,010 shares issued and outstanding at each of March 31, 2010 and December 31, 2009	28	28
Additional paid-in capital	56,965	56,775
Deficit accumulated during the development stage	(55,025)	(51,528)

Total stockholders’ equity	2,069	5,376

Total liabilities and stockholders’ equity	$7,787	$11,057

See accompanying notes to financial statements.

NEUROLOGIX, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(UNAUDITED)
(Amounts in thousands, except share and per share amounts)

			For the period
	Three Months Ended		February 12, 1999
	March 31,		(inception) through
	2010	2009	March 31, 2010
Revenues	$—	$—	$—
Operating expenses:
Research and development	1,857	1,409	29,318
General and administrative expenses	1,284	749	20,281

Loss from operations	(3,141)	(2,158)	(49,599)

Other income (expense):
Dividend, interest and other income	—	33	1,883
Interest expense — related parties	—	—	(411)
Change in estimated fair value of derivative financial instruments — warrants	(356)	(2,789)	(3,133)

Other expense, net	(356)	(2,756)	(1,661)

Net loss	(3,497)	(4,914)	$(51,260)

Preferred stock dividends	(771)	(717)

Net loss applicable to common stock	$(4,268)	$(5,631)

Net loss applicable to common stock per share, basic and diluted	$(0.15)	$(0.20)

Weighted average common shares outstanding, basic and diluted	27,865,010	27,764,058

See accompanying notes to financial statements.

NEUROLOGIX, INC.
(A Development Stage Company)
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIENCY)
FOR THE PERIOD FROM FEBRUARY 12, 1999 (INCEPTION) THROUGH MARCH 31, 2010
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

NEUROLOGIX, INC.
(A Development Stage Company)
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIENCY)
FOR THE PERIOD FROM FEBRUARY 12, 1999 (INCEPTION) THROUGH MARCH 31, 2010
(UNAUDITED)
(Amounts in thousands, except for share and per share amounts)

									Deficit
									Accumulated
							Additional		During the
	Series D Preferred Stock		Series C Preferred Stock		Common Stock		Paid-in	Unearned	Development
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Compensation	Stage	Total
Stock options granted for services	—	—	—	—	—	—	42	(42)	—	—
Exercise of stock options	—	—	—	—	10,000	—	15	—	—	15
Net loss	—	—	—	—	—	—	—	—	(2,937)	(2,937)
Balance, December 31, 2004	—	$0	—	$0	22,521,404	$22	$12,124	$(318)	$(8,774)	$3,054
Sale of Common Stock through private placement at an average price of $1.30 per share	—	—	—	—	2,473,914	4	3,062	—	—	3,066
Sale of Common Stock at an average price of $1.752 per share and warrants to Medtronic	—	—	—	—	1,141,552	1	2,794	—	—	2,795
Amortization of unearned compensation	—	—	—	—	—	—	—	825	—	825
Stock options granted for services	—	—	—	—	—	—	1,305	(1,305)	—	—
Exercise of stock options	—	—	—	—	406,054	—	127	—	—	127
Net loss	—	—	—	—	—	—	—	—	(5,345)	(5,345)
Balance, December 31, 2005	—	$0	—	$0	26,542,924	$27	$19,412	$(798)	$(14,119)	$4,522
Sale of Preferred Stock through private placement at an average price of $35.00 per share	—	—	342,857	34	—	—	11,578	—	—	11,612
Fair value of beneficial conversion rights issued in connection with issuance of Series C Preferred Stock	—	—	—	—	—	—	2,621	—	—	2,621
Preferred Dividend and accretion of fair value of beneficial conversion charge	—	—	25,298	3	—	—	(3)	—	(2,621)	(2,621)
Employee share-based compensation expense	—	—	—	—	—	—	1,193	—	—	1,193
Non-employee share-based compensation	—	—	—	—	—	—	83	—	—	83
Reclassification of prior year non-employee compensation to prepaid expenses	—	—	—	—	—	—	—	487	—	487
Effects of adoption of ASC Topic 718	—	—	—	—	—	—	(311)	311	—	—
Net loss	—	—	—	—	—	—	—	—	(7,046)	(7,046)
Balance, December 31, 2006	—	$0	368,155	$37	26,542,924	$27	$34,573	$0	$(23,786)	$10,851
Sale of Series D Preferred Stock through private placement at an average price of $35.00 per share	428,571	43	—	—	—	—	14,727	—	—	14,770

NEUROLOGIX, INC.
(A Development Stage Company)
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIENCY)
FOR THE PERIOD FROM FEBRUARY 12, 1999 (INCEPTION) THROUGH MARCH 31, 2010
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

NEUROLOGIX, INC.
(A Development Stage Company)
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIENCY)
FOR THE PERIOD FROM FEBRUARY 12, 1999 (INCEPTION) THROUGH MARCH 31, 2010
(UNAUDITED)
(Amounts in thousands, except for share and per share amounts)

									Deficit
									Accumulated
							Additional		During the
	Series D Preferred Stock		Series C Preferred Stock		Common Stock		Paid-in	Unearned	Development
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Compensation	Stage	Total
Employee share-based compensation expense	—	—	—	—	—	—	489	—	—	489
Non-employee share-based compensation	—	—	—	—	—	—	3	—	—	3
Conversion of Series C Preferred Stock to Common Stock	—	—	(6,000)	—	131,250	—	—	—	—	—
Net Loss	—	—	—	—	—	—	—	—	(6,320)	(6,320)
Balance December 31, 2008	734,898	$73	285,878	$29	27,764,058	$28	$62,393	$0	$(43,250)	$19,273
Employee share-based compensation expense	—	—	—	—	—	—	448	—	—	448
Non-employee share-based compensation	—	—	—	—	—	—	185	—	—	185
Cumulative effect of adoption of ASC Topic 815-40	—	—	—	—	—	—	(6,252)	—	5,183	(1,069)
Conversion of Series C Preferred Stock to Common Stock	—	—	(4,615)	(1)	100,952	—	1	—	—	—
Net Loss	—	—	—	—	—	—	—	—	(13,461)	(13,461)
Balance December 31, 2009	734,898	$73	281,263	$28	27,865,010	$28	$56,775	$0	$(51,528)	$5,376
Employee share-based compensation expense	—	—	—	—	—	—	171	—	—	171
Non-employee share-based compensation	—	—	—	—	—	—	19	—	—	19
Net Loss	—	—	—	—	—	—	—	—	(3,497)	(3,497)

Balance March 31, 2010	734,898	$73	281,263	$28	27,865,010	$28	$56,965	$0	$(55,025)	$2,069

See accompanying notes to financial statements.

NEUROLOGIX, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(UNAUDITED)
(Amounts in thousands)

			For the period
			February 12, 1999
			(inception)
	Three Months Ended March 31,		through
	2010	2009	March 31, 2010
Operating activities:
Net loss	$(3,497)	$(4,914)	$(51,260)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	20	20	650
Amortization	21	18	423
Gain on redemption of investment	—	—	(62)
Stock options granted for services	—	—	9
Impairment of intangible assets	—	—	199
Amortization of non-employee share-based compensation	29	67	1,736
Share-based employee compensation expense	171	73	3,003
Non-cash interest expense	—	—	378
Change in estimated fair value of derivative financial instruments — warrants	356	2,789	3,133
Changes in operating assets and liabilities
Decrease in prepaid expenses and other current assets	143	12	681
(Decrease) increase in accounts payable and accrued expenses	(319)	(24)	1,455

Net cash used in operating activities	(3,076)	(1,959)	(39,655)

Investing activities:
Security deposits paid	—	—	(7)
Purchases of equipment	—	—	(645)
Additions to intangible assets	(77)	(62)	(1,539)
Proceeds from redemption of investment	—	—	65
Purchases of marketable securities	—	—	(12,673)
Proceeds from maturities of marketable securities	—	—	12,673

Net cash used in investing activities	(77)	(62)	(2,126)

Financing activities:
Proceeds from note payable	—	—	1,100
Borrowings from related party	—	—	2,000
Cash acquired in Merger	—	—	5,413
Merger-related costs	—	—	(375)
Payments of capital lease obligations	—	—	(99)
Proceeds from exercise of stock options	—	—	733
Proceeds from issuance of common stock and warrants	—	—	5,066
Proceeds from issuance of preferred stock	—	—	34,427

Net cash provided by financing activities	—	—	48,265

Net (decrease) increase in cash and cash equivalents	(3,153)	(2,021)	6,484
Cash and cash equivalents, beginning of period	9,637	18,906	—

Cash and cash equivalents, end of period	$6,484	$16,885	$6,484

NEUROLOGIX, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(UNAUDITED)
(Amounts in thousands)

			For the period
			February 12, 1999
			(inception)
	Three Months Ended March 31,		through
	2010	2009	March 31, 2010
Supplemental disclosure of non-cash investing and financing activities:
Dividends on Series C Preferred Stock paid in preferred shares	$—	$—	$1,811
Accrued dividends on Preferred Stock	$771	$717	$6,689
Accretion of fair value of beneficial conversion on preferred stock	$—	$—	$5,313
Accretion of contingent beneficial conversion related on Series C Preferred Stock	$—	$—	$839
Induced conversion of preferred stock in connection with issuance of Series D Preferred Stock	$—	$—	$2,796
Issuance of Common Stock to pay debt	$—	$—	$2,372
Reverse acquisition — net liabilities assumed, excluding cash	$—	$—	$(214)
Mandatory redeemable convertible preferred stock converted to Common Stock	$—	$—	$500
Common Stock issued to acquire intangible assets	$—	$—	$24
Stock options granted for services	$—	$—	$1,424
Deferred research and development cost resulting from Medtronic Stock Purchase	$—	$—	$795
Acquisition of equipment through capital leases	$—	$—	$106
See accompanying notes to financial statements.

NEUROLOGIX, INC.
(A Development Stage Company)
Notes to Unaudited Financial Statements
(In thousands, except for share and per share amounts)
(1) Description of Business
Neurologix, Inc. (“Neurologix” or the “Company”), is engaged in the research and development of proprietary treatments for disorders of the brain and central nervous system primarily utilizing gene therapies. These treatments are designed as alternatives to conventional surgical and pharmacological treatments. The Company has not generated any operating revenues and, accordingly, it is considered to be a development stage company as defined by Accounting Standards Codification (the “Codification” or “ASC”) Topic 915.
The Company incurred net losses of $3,497, $4,914 and $51,260 and negative cash flows from operating activities of $3,076, $1,959 and $39,655 for the three months ended March 31, 2010 and 2009 and for the period from February 12, 1999 (inception) to March 31, 2010, respectively. The Company expects that it will continue to incur net losses and cash flow deficiencies from operating activities for the foreseeable future.
The Company had cash and cash equivalents of $6,484 and $9,637 as of March 31, 2010 and December 31, 2009, respectively. Based on its cash flow projections, the Company will need additional financing to carry out its planned business activities and complete its plan of operations through December 31, 2010. At the Company’s present level of activities, the Company’s cash and cash equivalents are believed, at this time, to be sufficient to fund its operations only into the fourth quarter of this current fiscal year. Accordingly, there is substantial doubt as to the Company’s ability to continue as a going concern by the end of its current fiscal year. The Company is currently seeking to raise funds, through public or private equity offerings, debt financings or corporate collaboration and licensing arrangements, sufficient to finance its ongoing operations. The Company does not know whether additional financing will be available when needed or, if available, will be on acceptable or favorable terms to it or its stockholders. The financial statements do not include any adjustments that may result from the outcome of this uncertainty.
(2) Basis of Presentation
The accompanying unaudited financial statements of the Company should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 (the “2009 10-K”) filed with the Securities and Exchange Commission (the “SEC”) on March 26, 2010. The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information, the instructions to Form 10-Q and the rules and regulations of the SEC. Accordingly, since they are interim statements, the accompanying financial statements do not include all of the information and notes required by GAAP for annual financial statements, but reflect all adjustments consisting of normal, recurring adjustments, that are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. Interim results are not necessarily indicative of results for a full year. The December 31, 2009 balance sheet information was derived from the audited financial statements as of that date.

(3) Summary of Significant Accounting Policies
(a) Stock-Based Compensation:
At March 31, 2010, the Company had one active share-based employee compensation plan available for grants to employees, non-employee directors and consultants. Stock option awards granted from this plan are granted at the fair market value on the date of grant, vest over a period determined at the time the options are granted, ranging from zero to three years, and generally have a maximum term of ten years. Certain options provide for accelerated vesting if there is a change in control (as defined in the plan) or if there is a termination of employment event for specified reasons set forth in certain employment agreements. When options are exercised, new shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”), are issued.
The Company follows the provisions of ASC Topic 718, “Compensation — Stock Compensation” (“ASC Topic 718”) for employee stock options and other share-based compensation using the modified prospective method. The Company continues to reflect share-based employee compensation cost in net loss.
The total value of the employee stock option awards is expensed ratably over the service period of the employees receiving the awards. As of March 31, 2010, total unrecognized compensation cost related to stock option awards, to be recognized as expense subsequent to March 31, 2010, was approximately $96, and the related weighted-average period over which it is expected to be recognized was approximately 1 year.
The amount of compensation expense recognized during the three months ended March 31, 2010 and 2009 was comprised of the following:

	Three Months Ended March 31,
	2010	2009
Research and development	$22	$18
General and administrative	149	55

Employee share-based compensation expense	$171	$73

Net share-based compensation expenses per basic and diluted common share	$(0.01)	$(0.00)

A summary of option activity as of March 31, 2010 and changes during the three months then ended is presented below:

			Weighted-
	Shares	Weighted-	Average
	Subject to	Average	Remaining	Aggregate
	Option	Exercise	Contractual	Intrinsic
Options	(000)	Price	Term (years)	Value
Outstanding at December 31, 2009	4,174	$1.19	6.30
Granted	—	—
Exercised	—	—
Forfeited or expired	(140)	1.06

Outstanding at March 31, 2010	4,034	$1.20	6.04	$204

Exercisable at March 31, 2010	3,370	$1.30	5.63	$131
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
There were no options granted during the three months ended March 31, 2010 or March 31, 2009.
For equity awards to non-employees, the Company also applies the Black-Scholes option pricing model to determine the fair value of such awards in accordance with ASC Topic 718 and the provisions of ASC Topic 505-50, “Equity-Based Payments to Non-Employees.” The options granted to non-employees are re-measured as they vest and the resulting value is recognized as an adjustment against the Company’s net loss over the period during which the services are received.

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
The following securities were not included in the computation of diluted net loss per share because to do so would have had an anti-dilutive effect for the periods presented:

	As of March 31,
	2010	2009
Stock options	4,033,833	3,615,833
Warrants	6,839,680	7,441,920
Common Stock issuable upon conversion of Series A Convertible Preferred Stock	645	645
Common Stock issuable upon conversion of Series C Convertible Preferred Stock	6,152,628	6,253,581	[1]
Common Stock issuable upon conversion of Series D Convertible Preferred Stock	22,173,636	22,173,636	[1]

(1)
These amounts are different from those reported in the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2009 because the prior number assumed that the Company would pay dividends owed to the holders of Series C Convertible Preferred Stock and Series D Convertible Preferred Stock with shares of Common Stock. The current number assumes that such payment will be made with cash.

(c) Derivative Instruments:
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
(e) Recent Accounting Pronouncements:
In January 2010, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements” (“ASU 2010-06”). ASU 2010-06 includes new disclosure requirements related to fair value measurements, including transfers in and out of Levels 1 and 2 and information about purchases, sales, issuances and settlements for Level 3 fair value measurements. This update also clarifies existing disclosure requirements relating to levels of disaggregation and disclosures of inputs and valuation techniques. The provisions of ASU 2010-06 are effective for periods beginning after December 15, 2009. The disclosures relating to Level 3 activity are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. The adoption of ASU 2010-06 did not have a material impact on the Company’s financial statements.
(4) Derivative Financial Instruments
Effective January 1, 2009, the Company adopted the provisions of ASC Topic 815-40, “Derivatives and Hedging: Contracts in Entity’s Own Equity” (“ASC Topic 815-40”). ASC Topic 815-40 clarifies the determination of whether an instrument issued by an entity (or an embedded feature in the instrument) is indexed to an entity’s own stock, which would qualify as a scope exception.
Based upon the Company’s analysis of the criteria contained in ASC Topic 815-40, all warrants (the “Warrants”) issued in connection with the issuance of the Series C Convertible Preferred Stock, par value $0.10 per share, and the Series D Convertible Preferred Stock, par value $0.10 per share must now be treated as derivative liabilities on the Company’s balance sheet.
Consistent with ASC Topic 815-40 requirements, the Company recognized the cumulative effect of the change in accounting principle to reduce the opening balance of the deficit accumulated during the development stage for fiscal year 2009. The cumulative effect adjustment of $5,183 represents the difference between the amounts recognized on the balance sheet before initial application of ASC Topic 815-40 on January 1, 2009. Additionally, the initial fair value of the Warrants, aggregating $6,252, which was initially recorded as additional paid-in capital upon issuance, was reclassified to long-term liabilities upon the adoption of ASC Topic 815-40. The amounts recognized at initial issuance were determined based on the estimated fair value of the Warrants using a probability-weighted Black-Scholes option pricing model. Prospectively, the Warrants will be re-measured at each balance sheet date based on estimated fair value, and any resultant changes in fair value will be recorded as non-cash valuation adjustments within other income (expense) in the Company’s statement of operations. The Company recorded other expense relating to the change in fair value of the Warrants of $356 and $2,789 for the three months ended March 31, 2010 and 2009, respectively.

The Company estimates the fair value of the Warrants using the probability-weighted Black-Scholes option pricing model. The assumptions used for the three months ended March 31, 2010 and 2009 are noted in the following table:

	Three Months Ended March 31,
	2010	2009
Expected option term	5 to 7 years	5 to 7 years
Risk-free interest rate	2.55% – 3.28%	1.87% – 2.28%
Expected volatility	129%	117%
Dividend yield	0%	0%
Expected volatility is based on historical volatility of the Common Stock. The Warrants have a transferability provision and based on guidance provided in SAB 107 for options issued with such a provision, the Company used the full contractual term as the expected term of the Warrants. The risk free interest rate is based on the five-year and seven-year U.S. Treasury security rates.
(5) Fair Value Measurements
The following tables present the Company’s liabilities that are measured and recognized at fair value on a recurring basis classified under the appropriate level of the fair value hierarchy as of March 31, 2010 and December 31, 2009:

	Quoted Prices
	in Active
	Markets for	Significant
	Identical	Other	Significant
	Assets and	Observable	Unobservable	Balance as of
	Liabilities	Inputs	Inputs	March 31,
Description	(Level 1)	(Level 2)	(Level 3)	2010
Derivative liabilities related to Warrants	$—	$—	$4,203	$4,203

Quoted Prices
in Active
	Markets for	Significant
	Identical	Other	Significant
	Assets and	Observable	Unobservable	Balance as of
	Liabilities	Inputs	Inputs	December
Description	(Level 1)	(Level 2)	(Level 3)	31, 2009
Derivative liabilities related to Warrants	$—	$—	$3,847	$3,847

The following tables set forth a summary of changes in the fair value of the Company’s Level 3 liabilities for the three months ended March 31, 2010 and for the year ended December 31, 2009:

	Balance at		Balance as of
	December 31,		March 31,
Description	2009	Losses	2010
Derivative liabilities related to Warrants	$3,847	$356	$4,203

		Cumulative
		Effect of the
	Balance at	Adoption of ASC		Balance at
	December 31,	Topic 815-40		December
Description	2008	(See Note 4)	Losses	31, 2009
Derivative liabilities related to Warrants	$—	$1,070	$2,777	$3,847

The losses on the derivative liabilities are classified in other expenses as a change in derivative liabilities in the Company’s statement of operations. Fair value is determined based on a probability-weighted Black-Scholes option pricing model calculation. (See Note 4).
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

(6) Commitments and Contingencies
(a) Consulting and Employment Agreements:
Effective March 10, 2010, John E. Mordock resigned as a director and as President and Chief Executive Officer of the Company, and, in connection therewith, entered into a separation agreement, dated March 1, 2010, with the Company, pursuant to which his employment agreement, dated August 20, 2009, was terminated, except for the provisions thereunder relating to non-competition, non-solicitation, indemnification and confidentiality. Under the separation agreement, the Company agreed to pay or provide to Mr. Mordock the severance benefits contained in his employment agreement. Accordingly, Mr. Mordock has been paid one year of base salary of $275 and one year of health, disability and life insurance premiums of approximately $16. The Company recognized and paid these amounts as compensation expense on the effective date of Mr. Mordock’s resignation. Also, all 800,000 stock options held by him have vested and are exercisable until March 10, 2011. The Company recognized a net non-cash compensation charge of $98 on the effective date of Mr. Mordock’s resignation as a result of the accelerated vesting of and the extension of the exercise period for Mr. Mordock’s stock options.
On March 23, 2010, the Company extended the term of its consulting agreement with Dr. Martin Kaplitt from January 1, 2010, until December 31, 2010, at the annual rate of $125.
On March 23, 2010, the Company approved an extension of its consulting agreement with Dr. Michael Kaplitt from April 30, 2010 until April 30, 2011 at the annual rate of $175. (See Note 7).
(b) Operating Lease Agreement:
On March 31, 2010, the Company amended its lease (the “BPRA Lease”) with Bridge Plaza Realty Associates, LLC to extend the term through April 30, 2011 at an annual rate of $58. The Company uses the office space covered under the BPRA Lease as its corporate offices.
(7) Subsequent Event
On April 26, 2010, the Company and Dr. Michael Kaplitt executed a letter agreement that extended the Company’s consulting agreement with Dr. Michael Kaplitt from April 30, 2010 until April 30, 2011. (See Note 6).

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the unaudited financial statements and accompanying notes in this quarterly report on Form 10-Q and the audited financial statements and notes thereto as of and for the year ended December 31, 2009 included in the 2009 10-K. Operating results are not necessarily indicative of results that may occur in future periods. All amounts in this Item 2 are in thousands.
Business Overview
The Company is a development stage company that is engaged in the research and development of proprietary treatments for disorders of the brain and central nervous system using gene transfer and other innovative therapies. These treatments are designed as alternatives to conventional surgical and pharmacological treatments.

To date, the Company has not generated any operating revenues and has incurred annual net losses. From inception through March 31, 2010, the Company had an accumulated deficit of $55,025, and it expects to incur additional losses for the foreseeable future. The Company recognized net losses of $3,497 for the three months ended March 31, 2010, and $4,914 for the three months ended March 31, 2009.
Since its inception, the Company has financed its operations primarily through sales of its equity and debt securities. From inception through March 31, 2010, the Company received proceeds primarily from private sales of equity and debt securities and from its merger in February 2004 of approximately $44,531 in the aggregate. While the Company will continue to seek additional funds through the sale of its securities to fund its operations, the Company will also seek to obtain strategic collaborations to finance the further development of its Parkinson’s product, including the ultimate marketing and sale of such product. (See “Liquidity and Capital Resources”).
The Company has devoted a significant portion of its capital resources to the research and development of its products. The Company’s primary efforts are directed to the development of a therapeutic product to meet the needs of patients suffering from Parkinson’s disease.
In addition to its product for Parkinson’s disease, the Company has undertaken efforts to develop a product for the treatment of temporal lobe epilepsy (“TLE”) but does not anticipate using its current funds for the further development of its TLE product at this time. The Company also has undertaken efforts to develop a product for Huntington’s disease and is engaged in pre-clinical activities relating to such product. See “Plan of Operation — Epilepsy” and “Plan of Operation — Huntington’s Disease” below.
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
In November 2009, the Company completed all 44 of the planned surgeries associated with its Phase 2 clinical trial for the treatment of advanced Parkinson’s disease. Half of the trial participants were randomly selected to receive an infusion of the gene-based treatment bilaterally and the other half, the “Control Participants”, were randomly selected to receive a sterile saline solution. Trial participants are being assessed for safety and for treatment effects by standardized Parkinson’s disease ratings at multiple time points both pre and post-procedure. The primary endpoint for the trial will be a clinical assessment of motor function at 6 months using the Unified Parkinson’s Disease Rating Scale (UPDRS). All participants in the trial will continue to be monitored for safety for 12 months following their respective surgical procedures. If such initial efficacy results are significantly positive and if the 12-month safety data is acceptable, then those Control Participants who continue to meet all entry, medical and surgical criteria for the trial will be offered the opportunity to participate in the open label arm of the trial to receive a bilateral infusion of the gene-based treatment.

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
Future Operating Expenditures
Over the next 12 months, in addition to its normal recurring expenditures, the Company expects to spend approximately $4,100 in Phase 2 clinical trial expenses with regard to its Parkinson’s treatment; $1,000 in expenses in order to scale up its manufacturing capabilities for the supply of product for a Parkinson’s pivotal trial; $1,000 in costs associated with operating as a publicly traded company, such as legal fees, accounting fees, insurance premiums, investor and public relations fees; and $600 in research and licensing fees.

Results of Operations
Three Months Ended March 31, 2010 Compared to the Three Months Ended March 31, 2009
Revenues. The Company did not generate any operating revenues in the three months ended March 31, 2010 or in the three months ended March 31, 2009.
Costs and Expenses.
Research and Development. Research and development expenses increased by $448 during the three months ended March 31, 2010 to $1,857 as compared to $1,409 during the comparable period in 2009. The increase was mainly due to a $670 increase in expenses related to the Company’s Phase 2 clinical trial for Parkinson’s disease, including a (i) $579 increase in fees due to the investigator, surgical sites and brain imaging sites participating in the clinical trial, and (ii) $91 increase in other expenses related to the administration of the clinical trial, including fees to the clinical research organization assisting the Company in overseeing the conduct of the trial. This increase was offset by decreases, from the prior comparable period, including $138 in fees related to license agreements and sponsored research agreements and $77 in other basic research expenses, including laboratory supplies and preclinical research.
General and Administrative. General and administrative expenses increased by $535 to $1,284 during the three months ended March 31, 2010, as compared to $749 during the comparable period in 2009. This increase was primarily due to a $420 increase in employee compensation expense mainly related to a (i) $98 charge for the accelerated vesting of and the extension of the exercise period for John Mordock’s stock options in connection with his resignation and (ii) $291 charge for severance paid to Mr. Mordock in connection with his resignation. The increase was also due to a $162 increase in professional fees, including legal fees, strategic advisory fees, accounting fees and investor and public relations fees. These increases were offset by minor decreases in miscellaneous items.
Other Expense, Net. The Company had net other expenses of $356 during the three months ended March 31, 2010, as compared to net other expense of $2,756 during the comparable period in 2009. The decrease is mainly due to a $2,433 decrease in charges incurred for the change in estimated fair value of its derivative liabilities.
Liquidity and Capital Resources
Cash and cash equivalents were $6,484 at March 31, 2010.
The Company is a development stage company and has not generated any operating revenues as of March 31, 2010. In addition, the Company will continue to incur net losses and cash flow deficiencies from operating activities for the foreseeable future.
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
The Company’s independent registered public accounting firm expressed substantial doubt about the Company’s ability to continue as a going concern in the audit report on the Company’s audited financial statements for the fiscal year ended December 31, 2009 included in the 2009 10-K.
Net cash used in operating activities was $3,076 for the three months ended March 31, 2010 as compared to $1,959 during the comparable period in 2009. The $1,117 increase in net cash used in operations was primarily due to a $2,370 decrease in non-cash expenses, as well as a $164 increase in cash used as a result of changes to working capital in 2010, offset by a $1,417 increase in net loss for the three months ended March 31, 2010.
The Company had net cash used in investing activities of $77 during the three months ended March 31, 2010 as compared to $62 during the three months ended March 31, 2009. Cash used in investing activities relates to additions to intangible assets made by the Company during 2010 and 2009.
The Company had no net cash used in or provided by financing activities during the three months ended March 31, 2010 and 2009.

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
Other factors and assumptions not identified above could also cause the actual results to differ materially from those set forth in the forward-looking statements. Additional information regarding factors which could cause results to differ materially from management’s expectations is found in the section entitled “Risk Factors” contained in the 2009 10-K. Although the Company believes these assumptions are reasonable, no assurance can be given that they will prove correct. Accordingly, you should not rely upon forward-looking statements as a prediction of actual results. Further, the Company undertakes no obligation to update forward-looking statements after the date they are made or to conform the statements to actual results or changes in the Company’s expectations.

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
As of March 31, 2010, the Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures. Based on the foregoing, its Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2010.
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

NEUROLOGIX, INC.
May 13, 2010	/s/ Clark A. Johnson
Clark A. Johnson
President and Chief Executive Officer (as Principal Executive Officer)

May 13, 2010	/s/ Marc L. Panoff
Marc L. Panoff
Chief Financial Officer, Secretary and Treasurer (as Principal Accounting Officer/Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit

10.1
Letter Agreement dated March 1, 2010 between Neurologix, Inc. and John E. Mordock (filed as Exhibit 10.49 to the Registrant’s Annual Report on Form 10-K, dated March 26, 2010, and incorporated herein by reference).

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