Form 10-Q
period 2010-06-30
NEUROLOGIX INC/DE
filed 2010-08-12
CIK 356591

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended June 30, 2010
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of August 10, 2010, 27,865,010 shares of common stock were outstanding.

NEUROLOGIX, INC.
(A Development Stage Company)
BALANCE SHEETS
(Amounts in thousands, except share and per share amounts)

	June 30,	December 31,
	2010	2009
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$4,512	$9,637
Prepaid expenses and other current assets	177	395

Total current assets	4,689	10,032
Equipment, less accumulated depreciation of $659 and $624 at June 30, 2010 and December 31, 2009, respectively	94	129
Intangible assets, less accumulated amortization of $308 and $262 at June 30, 2010 and December 31, 2009, respectively	973	891
Other assets	5	5

Total assets	$5,761	$11,057

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$1,473	$1,834

Total current liabilities	1,473	1,834

Derivative financial instruments, at estimated fair value — warrants	6,435	3,847

Total liabilities	7,908	5,681

Commitments and contingencies
Stockholders’ equity:
Preferred stock; 5,000,000 shares authorized
Series A — Convertible, $0.10 par value; 650 shares designated, 645 shares issued and outstanding at June 30, 2010 and December 31, 2009, with an aggregate liquidation preference of $1	—	—
Series C — Convertible, $0.10 par value; 700,000 shares designated, 281,263 shares issued and outstanding at June 30, 2010 and December 31, 2009, with an aggregate liquidation preference of $8,630 and $7,008 at June 30, 2010 and December 31, 2009, respectively	28	28
Series D — Convertible, $0.10 par value; 792,100 shares designated, 734,898 shares issued and outstanding at June 30, 2010 and December 31, 2009, with an aggregate liquidation preference of $32,928 and $29,420 at June 30, 2010 and December 31, 2009, respectively	73	73
Common Stock:
$0.001 par value; 100,000,000 shares authorized, 27,865,010 shares issued and outstanding at each of June 30, 2010 and December 31, 2009	28	28
Additional paid-in capital	57,221	56,775
Deficit accumulated during the development stage	(59,497)	(51,528)

Total stockholders’ equity	(2,147)	5,376

Total liabilities and stockholders’ equity	$5,761	$11,057

See accompanying notes to financial statements.

NEUROLOGIX, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(UNAUDITED)
(Amounts in thousands, except share and per share amounts)

					For the period
					February 12, 1999
	Six Months Ended June 30,		Three Months Ended June 30,		(inception) through
	2010	2009	2010	2009	June 30, 2010
Revenues	$—	$—	$—	$—	$—
Operating expenses:
Research and development	3,399	3,658	1,542	2,249	30,860
General and administrative expenses	1,983	1,548	699	799	20,980

Loss from operations	(5,382)	(5,206)	(2,241)	(3,048)	(51,840)

Other income (expense):
Dividend, interest and other income	1	49	1	16	1,884
Interest expense-related parties	—	—	—	—	(411)
Change in estimated fair value of derivative financial instruments — warrants	(2,588)	(1,980)	(2,232)	809	(5,365)

Other (expense) income, net	(2,587)	(1,931)	(2,231)	825	(3,892)

Net loss	(7,969)	(7,137)	(4,472)	(2,223)	$(55,732)

Preferred stock dividends	(1,558)	(1,451)	(787)	(734)

Net loss applicable to common stock	$(9,527)	$(8,588)	$(5,259)	$(2,957)

Net loss applicable to common stock per share, basic and diluted	$(0.34)	$(0.31)	$(0.19)	$(0.11)

Weighted average common shares outstanding, basic and diluted	27,865,010	27,795,850	27,865,010	27,827,292

See accompanying notes to financial statements.

NEUROLOGIX, INC.
(A Development Stage Company)
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIENCY)
FOR THE PERIOD FROM FEBRUARY 12, 1999 (INCEPTION) THROUGH JUNE 30, 2010
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
FOR THE PERIOD FROM FEBRUARY 12, 1999 (INCEPTION) THROUGH JUNE 30, 2010
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
FOR THE PERIOD FROM FEBRUARY 12, 1999 (INCEPTION) THROUGH JUNE 30, 2010
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

NEUROLOGIX, INC.
(A Development Stage Company)
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIENCY)
FOR THE PERIOD FROM FEBRUARY 12, 1999 (INCEPTION) THROUGH JUNE 30, 2010
(UNAUDITED)
(Amounts in thousands, except for share and per share amounts)

									Deficit
									Accumulated
							Additional		During the
	Series D Preferred Stock		Series C Preferred Stock		Common Stock		Paid-in	Unearned	Development
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Compensation	Stage	Total

Employee share-based compensation expense	—	—	—	—	—	—	489	—	—	489
Non-employee share-based compensation	—	—	—	—	—	—	3	—	—	3
Conversion of Series C Preferred Stock to Common Stock	—	—	(6,000)	—	131,250	—	—	—	—	—
Net Loss	—	—	—	—	—	—	—	—	(6,320)	(6,320)
Balance December 31, 2008	734,898	$73	285,878	$29	27,764,058	$28	$62,393	$0	$(43,250)	$19,273
Employee share-based compensation expense	—	—	—	—	—	—	448	—	—	448
Non-employee share-based compensation	—	—	—	—	—	—	185	—	—	185
Cumulative effect of adoption of ASC Topic 815-40	—	—	—	—	—	—	(6,252)	—	5,183	(1,069)
Conversion of Series C Preferred Stock to Common Stock	—	—	(4,615)	(1)	100,952	—	1	—	—	—
Net Loss	—	—	—	—	—	—	—	—	(13,461)	(13,461)
Balance December 31, 2009	734,898	$73	281,263	$28	27,865,010	$28	$56,775	$0	$(51,528)	$5,376
Employee share-based compensation expense	—	—	—	—	—	—	367	—	—	367
Non-employee share-based compensation	—	—	—	—	—	—	79	—	—	79
Net Loss	—	—	—	—	—	—	—	—	(7,969)	(7,969)

Balance June 30, 2010	734,898	$73	281,263	$28	27,865,010	$28	$57,221	$0	$(59,497)	$(2,147)

See accompanying notes to financial statements.

NEUROLOGIX, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(UNAUDITED)
(Amounts in thousands)

			For the period
			February
			12, 1999 (inception)
	Six Months Ended June 30,		through
	2010	2009	June 30, 2010
Operating activities:
Net loss	$(7,969)	$(7,137)	$(55,732)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	35	42	665
Amortization	46	40	448
Gain on redemption of investment	—	—	(62)
Stock options granted for services	—	—	9
Impairment of intangible assets	—	—	199
Amortization of non-employee share-based compensation	93	132	1,800
Share-based employee compensation expense	367	305	3,199
Non-cash interest expense	—	—	378
Change in estimated fair value of derivative financial instruments — warrants	2,588	1,980	5,365
Changes in operating assets and liabilities
Decrease (increase) in prepaid expenses and other current assets	204	(13)	742
(Decrease) increase in accounts payable and accrued expenses	(361)	638	1,413

Net cash used in operating activities	(4,997)	(4,013)	(41,576)

Investing activities:
Security deposits paid	—	—	(7)
Purchases of equipment	—	(29)	(645)
Additions to intangible assets	(128)	(128)	(1,590)
Proceeds from redemption of investment	—	—	65
Purchases of marketable securities	—	—	(12,673)
Proceeds from maturities of marketable securities	—	—	12,673

Net cash used in investing activities	(128)	(157)	(2,177)

Financing activities:
Proceeds from note payable	—	—	1,100
Borrowings from related party	—	—	2,000
Cash acquired in Merger	—	—	5,413
Merger-related costs	—	—	(375)
Payments of capital lease obligations	—	—	(99)
Proceeds from exercise of stock options	—	—	733
Proceeds from issuance of common stock and warrants	—	—	5,066
Proceeds from issuance of preferred stock	—	—	34,427

Net cash provided by financing activities	—	—	48,265

Net (decrease) increase in cash and cash equivalents	(5,125)	(4,170)	4,512
Cash and cash equivalents, beginning of period	9,637	18,906	—

NEUROLOGIX, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(UNAUDITED)
(Amounts in thousands)

			For the period
			February
			12, 1999 (inception)
	Six Months Ended June 30,		through
	2010	2009	June 30, 2010
Cash and cash equivalents, end of period	$4,512	$14,736	$4,512

Supplemental disclosure of non-cash investing and financing activities:
Dividends on Series C Preferred Stock paid in preferred shares	$—	$—	$1,811
Accrued dividends on Preferred Stock	$1,558	$1,451	$7,476
Accretion of fair value of beneficial conversion on preferred stock	$—	$—	$5,313
Accretion of contingent beneficial conversion related on Series C Preferred Stock	$—	$—	$839
Induced conversion of preferred stock in connection with issuance of Series D Preferred Stock	$—	$—	$2,796
Issuance of Common Stock to pay debt	$—	$—	$2,372
Reverse acquisition — net liabilities assumed, excluding cash	$—	$—	$(214)
Mandatory redeemable convertible preferred stock converted to Common Stock	$—	$—	$500
Common Stock issued to acquire intangible assets	$—	$—	$24
Stock options granted for services	$—	$—	$1,424
Deferred research and development cost resulting from Medtronic Stock Purchase	$—	$—	$795
Acquisition of equipment through capital leases	$—	$—	$106
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
The Company incurred net losses of $7,969, $7,137 and $55,732 and negative cash flows from operating activities of $4,997, $4,013 and $41,576 for the six months ended June 30, 2010 and 2009 and for the period from February 12, 1999 (inception) to June 30, 2010, respectively. The Company expects that it will continue to incur net losses and cash flow deficiencies from operating activities for the foreseeable future.
The Company had cash and cash equivalents of $4,512 and $9,637 as of June 30, 2010 and December 31, 2009, respectively. Based on its cash flow projections, the Company will need additional financing to carry out its planned business activities and complete its plan of operations through December 31, 2010. At the Company’s present level of activities, the Company’s cash and cash equivalents are believed, at this time, to be sufficient to fund its operations only into the fourth quarter of this current fiscal year. Accordingly, there is substantial doubt as to the Company’s ability to continue as a going concern by the end of its current fiscal year.
The Company’s independent registered public accounting firm expressed substantial doubt about the Company’s ability to continue as a going concern in the audit report on the Company’s audited financial statements for the fiscal year ended December 31, 2009 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 (the “2009 10-K”) filed with the Securities and Exchange Commission (the “SEC”) on March 26, 2010.
The Company is currently seeking to raise funds, through public or private equity offerings or debt financings, sufficient to finance its ongoing operations. The Company does not know whether additional financing will be available when needed or, if available, will be on acceptable or favorable terms to it or its stockholders. The financial statements do not include any adjustments that may result from the outcome of this uncertainty.
(2) Basis of Presentation
The accompanying unaudited financial statements of the Company should be read in conjunction with the audited financial statements and notes thereto included in the 2009 10-K. The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information, the instructions to Form 10-Q and the rules and regulations of the SEC. Accordingly, since they are interim statements, the accompanying financial statements do not include all of the information and notes required by GAAP for annual financial statements, but reflect all adjustments consisting of normal, recurring adjustments, that are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. Interim results are not necessarily indicative of results for a full year. The December 31, 2009 balance sheet information was derived from the audited financial statements as of that date.

(3) Summary of Significant Accounting Policies
(a) Stock-Based Compensation:
At June 30, 2010, the Company had one active share-based employee compensation plan available for grants to employees, non-employee directors and consultants. Stock option awards granted from this plan are granted at the fair market value on the date of grant, vest over a period determined at the time the options are granted, ranging from zero to three years, and generally have a maximum term of ten years. Certain options provide for accelerated vesting if there is a change in control (as defined in the plan) or if there is a termination of employment event for specified reasons set forth in certain employment agreements. When options are exercised, new shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”), are issued.
The Company follows the provisions of ASC Topic 718, “Compensation — Stock Compensation” (“ASC Topic 718”) for employee stock options and other share-based compensation using the modified prospective method. The Company reflects share-based employee compensation cost in net loss.
The total value of the employee stock option awards is expensed ratably over the service period of the employees receiving the awards. As of June 30, 2010, total unrecognized compensation cost related to stock option awards, to be recognized as expense subsequent to June 30, 2010, was approximately $303, and the related weighted-average period over which it is expected to be recognized was approximately 1 year.
The amount of compensation expense recognized during the three and six months ended June 30, 2010 and 2009 was comprised of the following:

	Six Months Ended June 30,		Three Months Ended June 30,
	2010	2009	2010	2009
Research and development	$100	$90	$78	$72
General and administrative	267	215	118	160

Employee share-based compensation expense	$367	$305	$196	$232

Net share-based compensation expenses per basic and diluted common share	$(0.01)	$(0.01)	$(0.01)	$(0.01)

A summary of option activity as of June 30, 2010 and changes during the six months then ended is presented below:

			Weighted-
	Shares	Weighted-	Average
	Subject to	Average	Remaining	Aggregate
	Option	Exercise	Contractual	Intrinsic
Options	(000)	Price	Term (years)	Value
Outstanding at December 31, 2009	4,174	$1.19	6.30
Granted	1,015	$0.65
Exercised	—	—
Forfeited or expired	(582)	2.29

Outstanding at June 30, 2010	4,607	$0.93	5.22	$1,458

Exercisable at June 30, 2010	3,667	$1.00	4.93	$1,149
The weighted-average grant-date fair value of options granted during the six months ended June 30, 2010 and 2009 was $0.57 and $0.52, respectively, and was estimated using the Black-Scholes option pricing model.
The following table sets forth the assumptions used with the Black-Scholes option pricing model in determining stock-based compensation under ASC Topic 718 in 2010 and 2009:

	Three and Six Months Ended June 30,
	2010	2009
Expected option term	5-6	5-6
Risk-free interest rate	2.26%	2.06%
Expected volatility	129%	116%
Dividend yield	0%	0%
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
The following securities were not included in the computation of diluted net loss per share because to do so would have had an anti-dilutive effect for the periods presented:

	Six Months Ended June 30,
	2010	2009
Stock options	4,606,833	4,673,833
Warrants	6,535,062	7,441,920
Common Stock issuable upon conversion of Series A Convertible Preferred Stock	645	645
Common Stock issuable upon conversion of Series C Convertible Preferred Stock	6,152,628	6,152,628	[1]
Common Stock issuable upon conversion of Series D Convertible Preferred Stock	22,173,636	22,173,636	[1]

(1)
These amounts are different from those reported in the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2009 because the prior number assumed that the Company would pay dividends owed to the holders of Series C Convertible Preferred Stock and Series D Convertible Preferred Stock on conversion of such shares with shares of Common Stock. The current number assumes that such payment will be made with cash.

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
In estimating the fair value of the Company’s derivative liabilities, the Company used a probability-weighted Black-Scholes option pricing model. (See Note 4 and Note 5).
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
The Company recorded other expense relating to the change in fair value of the Warrants of $2,588 and $1,980 for the six months ended June 30, 2010 and 2009, respectively. The Company recorded other expense of $2,232 for the three months ended June 30, 2010 and other income of $809 for the three months ended June 30, 2009 relating to the change in fair value of the Warrants. The Company recorded an adjustment in the current period as a result of an over-accrual to the fair value of the Warrants from prior periods. The adjustment was made in the current period as the Company deemed the amounts to be immaterial to the prior periods’ financial statements.
The Company estimates the fair value of the Warrants using a probability-weighted Black-Scholes option pricing model. The assumptions used for the three and six months ended June 30, 2010 and 2009 are noted in the following table:

	Three and Six Months Ended June 30,
	2010	2009
Expected option term	2.9 to 4.4 years	5 to 7 years
Risk-free interest rate	1.79% – 3.28%	2.54% – 3.19%
Expected volatility	129% – 130%	122%
Dividend yield	0%	0%

Expected volatility is based on historical volatility of the Common Stock. The Warrants have a transferability provision and based on guidance provided in SAB 107 for options issued with such a provision, the Company used the full contractual term as the expected term of the Warrants. The risk free interest rate is based on the U.S. Treasury security rates.
(5) Fair Value Measurements
The following tables present the Company’s liabilities that are measured and recognized at fair value on a recurring basis classified under the appropriate level of the fair value hierarchy as of June 30, 2010 and December 31, 2009:

Quoted Prices
in Active
	Markets for	Significant
	Identical	Other	Significant
	Assets and	Observable	Unobservable
	Liabilities	Inputs	Inputs	Balance as of
Description	(Level 1)	(Level 2)	(Level 3)	June 30, 2010
Derivative liabilities related to Warrants	$—	$—	$6,435	$6,435

Quoted Prices
in Active
	Markets for	Significant
	Identical	Other	Significant
	Assets and	Observable	Unobservable	Balance as of
	Liabilities	Inputs	Inputs	December
Description	(Level 1)	(Level 2)	(Level 3)	31, 2009
Derivative liabilities related to Warrants	$—	$—	$3,847	$3,847

The following tables set forth a summary of changes in the fair value of the Company’s Level 3 liabilities for the six months ended June 30, 2010 and for the year ended December 31, 2009:

	Balance at
	December 31,		Balance as of
Description	2009	Losses	June 30, 2010
Derivative liabilities related to Warrants	$3,847	$2,588	$6,435

		Cumulative
		Effect of the
	Balance at	Adoption of ASC		Balance at
	December 31,	Topic 815-40		December
Description	2008	(See Note 4)	Losses	31, 2009
Derivative liabilities related to Warrants	$—	$1,070	$2,777	$3,847

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
(6) Commitments and Contingencies
(a) Consulting Agreements:
On April 26, 2010, the Company and Dr. Michael Kaplitt, one of the Company’s scientific co-founders and a member of its Scientific Advisory Board (the “SAB”), executed a letter agreement that extended the Company’s consulting agreement with Dr. Michael Kaplitt from April 30, 2010 until April 30, 2011 at the annual rate of $175. Related to this agreement, the Company granted Dr. Michael Kaplitt non-qualified stock options to purchase 160,000 shares of Common Stock at an exercise price of $0.65 per share on May 11, 2010. The fair value of the options will be recognized over the period during which the services are received. The amount charged to operations related to these options during the three and six months ended June 30, 2010 was $46.
Effective October 1, 2009, the Company extended, for a period of one year, the term of its consulting agreement with Dr. Matthew During, one of the Company’s scientific co-founders and a member of the SAB. In connection with such extension, the Company granted Dr. Matthew During non-qualified stock options to purchase 60,000 shares of Common Stock at an exercise price of $0.65 per share on May 11, 2010. The fair value of the options will be recognized over the period during which the services are received. The amount charged to operations related to these options during the three and six months ended June 30, 2010 was $20.
(b) Threatened Litigation:
A participant in the Phase 2 clinical trial for Parkinson’s disease, through his counsel, is claiming that he was injured during the trial’s surgical procedure by receiving a double dose of the drug used in the trial on one side of his brain rather than a bilateral dose of such drug as called for by the trial’s protocol. The participant’s counsel, by letter dated June 18, 2010, notified certain parties involved in the trial, including the Company, of his client’s assertion of injury and other claims regarding the conduct of the clinical trial, and requested a settlement of the matter prior to any litigation. The participant’s claimed injury does not represent a serious adverse event, as determined by the monitoring entities that make such determinations, reportable as such to the U.S. Food and Drug Administration (the “FDA”). The Company has reviewed the matter with its counsel and certain of the parties participating in the trial and has discussed the matter with the participant’s counsel. The Company does not believe that the participant’s claimed injury is related to the drug used in the trial or to the trial’s protocol. The Company believes that the participant’s claim against the Company is without merit and, if filed, the Company intends to vigorously defend against such claim.

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
To date, the Company has not generated any operating revenues and has incurred annual net losses. From inception through June 30, 2010, the Company had an accumulated deficit of $59,497, and it expects to incur additional losses for the foreseeable future. The Company recognized net losses of $7,969 for the six months ended June 30, 2010, and $7,137 for the six months ended June 30, 2009.
Since its inception, the Company has financed its operations primarily through sales of its equity and debt securities. From inception through June 30, 2010, the Company received proceeds primarily from private sales of equity and debt securities and from its merger in February 2004 of approximately $44,531 in the aggregate. The Company will continue to seek additional funds through the sale of its securities to fund its operations. (See “Liquidity and Capital Resources”).
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

Plan of Operation
Parkinson’s Disease
In June 2010, the Company announced positive results in its Phase 2 clinical trial of its investigational gene therapy for advanced Parkinson’s disease, NLX-P101. This trial was designed to evaluate the safety and efficacy of NLX-P101 in patients with moderate to advanced Parkinson’s disease who were not well-controlled on available medical therapy. Approximately half of the trial participants were randomly selected to receive an infusion of the gene-based treatment bilaterally and the other half, the “Control Participants,” were randomly selected to receive a sterile saline solution.
Trial participants who received NLX-P101 experienced statistically significant and clinically meaningful improvements in off-medication motor scores compared to Control Participants who received sham surgery, measured on the Unified Parkinson’s Disease Rating Scale Part 3 (Motor section). The results also demonstrated a positive safety profile for NLX-P101, with no serious adverse events related to the gene therapy or surgical procedure reported. All treated subjects will continue to be monitored for safety for a 12-month period following their surgical procedure. Control Participants who continue to meet all entry, medical and surgical criteria for the trial will be offered the opportunity to participate in the open label arm of the trial to receive a bilateral infusion of the gene-based treatment.
A participant in the Phase 2 clinical trial for Parkinson’s disease, through his counsel, is claiming that he was injured during the trial’s surgical procedure by receiving a double dose of the drug used in the trial on one side of his brain rather than a bilateral dose of such drug as called for by the trial’s protocol. The participant’s counsel, by letter dated June 18, 2010, notified certain parties involved in the trial, including the Company, of his client’s assertion of injury and other claims regarding the conduct of the clinical trial, and requested a settlement of the matter prior to any litigation. The participant’s claimed injury does not represent a serious adverse event, as determined by the monitoring entities that make such determinations, reportable as such to the U.S. Food and Drug Administration (the “FDA”). The Company has reviewed the matter with its counsel and certain of the parties participating in the trial and has discussed the matter with the participant’s counsel. The Company does not believe that the participant’s claimed injury is related to the drug used in the trial or to the trial’s protocol. The Company believes that the participant’s claim against the Company is without merit and, if filed, the Company intends to vigorously defend against such claim.
The Company is currently taking steps to move toward a pivotal trial for treatment of Parkinson’s disease and hopes to be in a position to file its protocol with the FDA in 2011. The ability of the Company to conduct such a trial will require, among other things, the approval of the FDA and the availability of adequate funds. Currently, the Company estimates that the pivotal trial could be completed in 2013 and the estimated total direct costs to reach that milestone are expected to be between $20 million and $40 million.

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
Future Operating Expenditures
Over the next 12 months, in addition to its normal recurring expenditures, the Company expects to spend approximately $4,600 in Phase 2 clinical trial expenses with regard to its Parkinson’s treatment; $1,200 in expenses in order to scale up its manufacturing capabilities for the supply of product for a Parkinson’s pivotal trial; $1,000 in costs associated with operating as a publicly traded company, such as legal fees, accounting fees, insurance premiums, investor and public relations fees; and $600 in research and licensing fees.
Results of Operations
Three Months Ended June 30, 2010 Compared to the Three Months Ended June 30, 2009
Revenues. The Company did not generate any operating revenues in the three months ended June 30, 2010 or in the three months ended June 30, 2009.
Costs and Expenses.
Research and Development. Research and development expenses decreased by $707 during the three months ended June 30, 2010 to $1,542 as compared to $2,249 during the comparable period in 2009. The decrease was mainly due to a $523 decrease in expenses related to the Company’s Phase 2 clinical trial for Parkinson’s disease, as well as a $124 decrease in costs related to its Huntington’s disease product, an $87 decrease in process development expenses for large scale manufacturing of the Company’s products and infusion devices. These decreases were offset, in part, by increases in miscellaneous research and development expenses.

General and Administrative. General and administrative expenses decreased by $100 to $699 during the three months ended June 30, 2010, as compared to $799 during the comparable period in 2009. This decrease was due mainly to a $77 decrease in cash and non-cash employee compensation expense, as well as a $29 decrease in professional fees, including legal fees, investor relations fees and public relations fees. These decreases were offset, in part, by increases in miscellaneous general and administrative expenses.
Other (Expense) Income, Net. The Company had net other expense of $2,231 during the three months ended June 30, 2010, as compared to net other income of $825 during the comparable period in 2009. The change is mainly due to a $3,041 increase in other expense recognized for the increase in estimated fair value of its derivative liabilities during the three months ended June 30, 2010. The Company recorded an adjustment in the current period as a result of an over-accrual to the fair value of the Warrants from prior periods. The adjustment was made in the current period as the Company deemed the amounts to be immaterial to the prior periods’ financial statements.
Six Months Ended June 30, 2010 Compared to the Six Months Ended June 30, 2009
Revenues. The Company did not generate any operating revenues in the six months ended June 30, 2010 or in the six months ended June 30, 2009.
Costs and Expenses.
Research and Development. Research and development expenses decreased by $259 during the six months ended June 30, 2010 to $3,399 as compared to $3,658 during the comparable period in 2009. The decrease was due, in part, to a $156 decrease in pre-clinical costs associated with the Company’s Huntington’s disease product, as well as a $153 decrease in fees related to license agreements and sponsored research agreements, and a $98 decrease in process development expenses for large scale manufacturing of the Company’s products and infusion devices. These decreases were offset principally by a $147 increase in expenses related to the Company’s Phase 2 clinical trial for Parkinson’s disease.
General and Administrative. General and administrative expenses increased by $435 to $1,983 during the six months ended June 30, 2010, as compared to $1,548 during the comparable period in 2009. This increase was primarily due to an increase in employee compensation expense mainly related to a $98 charge for the accelerated vesting of and the extension of the exercise period for John Mordock’s stock options in connection with his resignation and a $291 charge for severance paid to Mr. Mordock in connection with his resignation. The increase was also due to a $60 increase in professional fees, including legal fees, accounting fees, investor and public relations fees. These increases were offset, in part, by decreases in miscellaneous general and administrative expenses.

Other (Expense) Income, Net. The Company had net other expense of $2,587 during the six months ended June 30, 2010, as compared to net other expense of $1,931 during the comparable period in 2009. The change is mainly due to a $608 increase in other expense recognized for the increase in estimated fair value of its derivative liabilities during the six months ended June 30, 2010. The Company recorded an adjustment in the current period as a result of an over-accrual to the fair value of the Warrants from prior periods. The adjustment was made in the current period as the Company deemed the amounts to be immaterial to the prior periods’ financial statements.
Liquidity and Capital Resources
Cash and cash equivalents were $4,512 at June 30, 2010.
The Company is a development stage company and has not generated any operating revenues as of June 30, 2010. In addition, the Company will continue to incur net losses and cash flow deficiencies from operating activities for the foreseeable future.
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
In June 2010, the Company announced positive results in its Phase 2 clinical trial of its investigational gene therapy for advanced Parkinson’s disease, NLX-P101. Given these results, the Company is seeking to raise additional funds to develop further its Parkinson’s product as well as to develop its other technologies for the treatment of certain neurological and psychiatric diseases. In this regard, the Company may seek to raise funds through corporate collaborations or licensing arrangements for its Parkinson’s product or other technologies. In addition, the Company is pursuing other strategic transactions which are intended to maximize value for the Company and its stockholders. The Company does not know whether additional financing will be available when needed or, if available, will be on acceptable or favorable terms to it or its stockholders or whether a strategic transaction can be consummated in furtherance of its objectives.
The Company’s independent registered public accounting firm expressed substantial doubt about the Company’s ability to continue as a going concern in the audit report on the Company’s audited financial statements for the fiscal year ended December 31, 2009 included in the 2009 10-K.
Net cash used in operating activities was $4,997 for the six months ended June 30, 2010 as compared to $4,013 during the comparable period in 2009. The $984 increase in net cash used in operations was primarily due to a $832 increase in net loss for the six months ended June 30, 2010, as well as a $782 increase in cash used as a result of changes to working capital in the first six months of 2010, offset by a $630 increase in non-cash expenses in the first six months of 2010.
The Company had net cash used in investing activities of $128 during the six months ended June 30, 2010 as compared to $157 during the six months ended June 30, 2009. Cash used in investing activities relates to additions to intangible assets and purchases of equipment made by the Company during the first six months of each of 2010 and 2009.
The Company had no net cash used in or provided by financing activities during the six months ended June 30, 2010 and 2009.

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
As of June 30, 2010, the Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures. Based on the foregoing, its Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2010.
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

NEUROLOGIX, INC.
August 12, 2010	/s/ Clark A. Johnson
Clark A. Johnson
President and Chief Executive Officer (as Principal Executive Officer)

August 12, 2010	/s/ Marc L. Panoff
Marc L. Panoff
Chief Financial Officer, Secretary and Treasurer (as Principal Accounting Officer/Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit

10.1
Letter Agreement dated April 26, 2010 between Neurologix, Inc. and Dr. Michael G. Kaplitt (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, dated April 27, 2010, and incorporated herein by reference).

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