Form 10-Q
period 2010-09-30
NEUROLOGIX INC/DE
filed 2010-11-12
CIK 356591

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of November 10, 2010, 27,865,010 shares of common stock were outstanding.

NEUROLOGIX, INC.
(A Development Stage Company)
BALANCE SHEETS
(Amounts in thousands, except share and per share amounts)

	September 30,	December 31,
	2010	2009
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,004	$9,637
Prepaid expenses and other current assets	158	395

Total current assets	3,162	10,032
Equipment, less accumulated depreciation of $671 and $624 at September 30, 2010 and December 31, 2009, respectively	82	129
Intangible assets, less accumulated amortization of $335 and $262 at September 30, 2010 and December 31, 2009, respectively	1,004	891
Other assets	5	5

Total assets	$4,253	$11,057

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$1,838	$1,834

Total current liabilities	1,838	1,834

Derivative financial instruments, at estimated fair value — warrants	6,735	3,847

Total liabilities	8,573	5,681

Commitments and contingencies
Stockholders’ equity:
Preferred stock; 5,000,000 shares authorized
Series A — Convertible, $0.10 par value; 650 shares designated, 645 shares issued and outstanding at September 30, 2010 and December 31, 2009, with an aggregate liquidation preference of $1	—	—
Series C — Convertible, $0.10 par value; 700,000 shares designated, 281,263 shares issued and outstanding at September 30, 2010 and December 31, 2009, with an aggregate liquidation preference of $9,119 and $7,008 at September 30, 2010 and December 31, 2009, respectively	28	28
Series D — Convertible, $0.10 par value; 792,100 shares designated, 734,898 shares issued and outstanding at September 30, 2010 and December 31, 2009, with an aggregate liquidation preference of $34,078 and $29,420 at September 30, 2010 and December 31, 2009, respectively	73	73
Common Stock:
$0.001 par value; 100,000,000 shares authorized, 27,865,010 shares issued and outstanding at each of September 30, 2010 and December 31, 2009	28	28
Additional paid-in capital	57,352	56,775
Deficit accumulated during the development stage	(61,801)	(51,528)

Total stockholders’ equity	(4,320)	5,376

Total liabilities and stockholders’ equity	$4,253	$11,057

See accompanying notes to financial statements.

NEUROLOGIX, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(UNAUDITED)
(Amounts in thousands, except share and per share amounts)

					For the period
	Nine Months Ended		Three Months Ended		February 12, 1999
	September 30,		September 30,		(inception) through
	2010	2009	2010	2009	September 30, 2010
Revenues	$—	$—	$—	$—	$—
Operating expenses:
Research and development	4,503	5,779	1,104	2,121	31,964
General and administrative expenses	2,884	2,179	901	631	21,881

Loss from operations	(7,387)	(7,958)	(2,005)	(2,752)	(53,845)

Other income (expense):
Dividend, interest and other income	2	55	1	6	1,885
Interest expense-related parties	—	—	—	—	(411)
Change in estimated fair value of derivative financial instruments — warrants	(2,888)	(2,703)	(300)	(723)	(5,665)

Other (expense) income, net	(2,886)	(2,648)	(299)	(717)	(4,191)

Net loss	(10,273)	(10,606)	(2,304)	(3,469)	$(58,036)

Preferred stock dividends	(2,375)	(2,208)	(817)	(757)

Net loss applicable to common stock	$(12,648)	$(12,814)	$(3,121)	$(4,226)

Net loss applicable to common stock per share, basic and diluted	$(0.45)	$(0.46)	$(0.11)	$(0.15)

Weighted average common shares outstanding, basic and diluted	27,865,010	27,819,156	27,865,010	27,865,010

See accompanying notes to financial statements.

NEUROLOGIX, INC.
(A Development Stage Company)
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIENCY)
FOR THE PERIOD FROM FEBRUARY 12, 1999 (INCEPTION) THROUGH SEPTEMBER 30, 2010
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
FOR THE PERIOD FROM FEBRUARY 12, 1999 (INCEPTION) THROUGH SEPTEMBER 30, 2010
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
FOR THE PERIOD FROM FEBRUARY 12, 1999 (INCEPTION) THROUGH SEPTEMBER 30, 2010
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

NEUROLOGIX, INC.
(A Development Stage Company)
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIENCY)
FOR THE PERIOD FROM FEBRUARY 12, 1999 (INCEPTION) THROUGH SEPTEMBER 30, 2010
(UNAUDITED)
(Amounts in thousands, except for share and per share amounts)

									Deficit
									Accumulated
							Additional		During the
	Series D Preferred Stock		Series C Preferred Stock		Common Stock		Paid-in	Unearned	Development
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Compensation	Stage	Total
Employee share-based compensation expense	—	—	—	—	—	—	489	—	—	489
Non-employee share-based compensation	—	—	—	—	—	—	3	—	—	3
Conversion of Series C Preferred Stock to Common Stock	—	—	(6,000)	—	131,250	—	—	—	—	—
Net Loss	—	—	—	—	—	—	—	—	(6,320)	(6,320)
Balance December 31, 2008	734,898	$73	285,878	$29	27,764,058	$28	$62,393	$0	$(43,250)	$19,273
Employee share-based compensation expense	—	—	—	—	—	—	448	—	—	448
Non-employee share-based compensation	—	—	—	—	—	—	185	—	—	185
Cumulative effect of adoption of ASC Topic 815-40	—	—	—	—	—	—	(6,252)	—	5,183	(1,069)
Conversion of Series C Preferred Stock to Common Stock	—	—	(4,615)	(1)	100,952	—	1	—	—	—
Net Loss	—	—	—	—	—	—	—	—	(13,461)	(13,461)
Balance December 31, 2009	734,898	$73	281,263	$28	27,865,010	$28	$56,775	$0	$(51,528)	$5,376
Employee share-based compensation expense	—	—	—	—	—	—	434	—	—	434
Non-employee share-based compensation	—	—	—	—	—	—	143	—	—	143
Net Loss	—	—	—	—	—	—	—	—	(10,273)	(10,273)

Balance September 30, 2010	734,898	$73	281,263	$28	27,865,010	$28	$57,352	$0	$(61,801)	$(4,320)

See accompanying notes to financial statements.

NEUROLOGIX, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(UNAUDITED)
(Amounts in thousands)

			For the period
			February 12, 1999
	Nine Months Ended September 30,		(inception) through
	2010	2009	September 30, 2010
Operating activities:
Net loss	$(10,273)	$(10,606)	$(58,036)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	47	61	677
Amortization	73	61	475
Gain on redemption of investment	—	—	(62)
Stock options granted for services	—	—	9
Impairment of intangible assets	—	5	199
Amortization of non-employee share-based compensation	157	179	1,864
Share-based employee compensation expense	434	376	3,266
Non-cash interest expense	—	—	378
Change in estimated fair value of derivative financial instruments — warrants	2,888	2,703	5,665
Changes in operating assets and liabilities
Decrease (increase) in prepaid expenses and other current assets	223	(55)	761
(Decrease) increase in accounts payable and accrued expenses	4	351	1,778

Net cash used in operating activities	(6,447)	(6,925)	(43,026)

Investing activities:
Security deposits paid	—	—	(7)
Purchases of equipment	—	(44)	(645)
Additions to intangible assets	(186)	(166)	(1,648)
Proceeds from redemption of investment	—	—	65
Purchases of marketable securities	—	—	(12,673)
Proceeds from maturities of marketable securities	—	—	12,673

Net cash used in investing activities	(186)	(210)	(2,235)

Financing activities:
Proceeds from note payable	—	—	1,100
Borrowings from related party	—	—	2,000
Cash acquired in Merger	—	—	5,413
Merger-related costs	—	—	(375)
Payments of capital lease obligations	—	—	(99)
Proceeds from exercise of stock options	—	—	733
Proceeds from issuance of common stock and warrants	—	—	5,066
Proceeds from issuance of preferred stock	—	—	34,427

Net cash provided by financing activities	—	—	48,265

Net (decrease) increase in cash and cash equivalents	(6,633)	(7,135)	3,004
Cash and cash equivalents, beginning of period	9,637	18,906	—

NEUROLOGIX, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(UNAUDITED)
(Amounts in thousands)

			For the period
			February 12, 1999
	Nine Months Ended September 30,		(inception) through
	2010	2009	September 30, 2010
Cash and cash equivalents, end of period	$3,004	$11,771	$3,004

Supplemental disclosure of non-cash investing and financing activities:
Dividends on Series C Preferred Stock paid in preferred shares	$—	$—	$1,811
Accrued dividends on Preferred Stock	$2,375	$2,208	$8,293
Accretion of fair value of beneficial conversion on preferred stock	$—	$—	$5,313
Accretion of contingent beneficial conversion related on Series C Preferred Stock	$—	$—	$839
Induced conversion of preferred stock in connection with issuance of Series D Preferred Stock	$—	$—	$2,796
Issuance of Common Stock to pay debt	$—	$—	$2,372
Reverse acquisition — net liabilities assumed, excluding cash	$—	$—	$(214)
Mandatory redeemable convertible preferred stock converted to Common Stock	$—	$—	$500
Common Stock issued to acquire intangible assets	$—	$—	$24
Stock options granted for services	$—	$—	$1,424
Deferred research and development cost resulting from Medtronic Stock Purchase	$—	$—	$795
Acquisition of equipment through capital leases	$—	$—	$106
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
The Company incurred net losses of $10,273, $10,606 and $58,036 and negative cash flows from operating activities of $6,447, $6,925 and $43,026 for the nine months ended September 30, 2010 and 2009 and for the period from February 12, 1999 (inception) to September 30, 2010, respectively. The Company expects that it will continue to incur net losses and cash flow deficiencies from operating activities for the foreseeable future.
The Company had cash and cash equivalents of $3,004 and $9,637 as of September 30, 2010 and December 31, 2009, respectively. Based on its cash flow projections, the Company will need additional financing to carry out its planned business activities and to complete its plan of operations through December 31, 2010. At the Company’s present level of activities, the Company’s cash and cash equivalents are believed, at this time, to be sufficient to fund its operations only through the end of this month. In an effort to obtain additional financing, the Company has entered into non-binding letter agreements with certain of its existing stockholders to raise a minimum of $7.0 million through the issuance of senior secured notes and common stock warrants (the “Financing”). The notes would carry an annual interest rate of 10%, have an outside maturity date of October 31, 2011, and would be secured by substantially all of the Company’s assets, subject to obtaining necessary consents. The Company believes that the proceeds from the Financing will provide it with sufficient time to consummate a strategic transaction or, in the alternative, to raise additional funds to finance the continuing operations and business of the Company. However, the Company does not know if or when the Financing will be consummated and the financial statements do not include any adjustments that may result from the outcome of this uncertainty. If the Financing is not consummated by the end of November 2010, and the Company is unable to obtain alternative funding by the end of November 2010, it is likely that the Company will not be able to continue as a going concern and will have to explore its liquidation options, which may include voluntarily filing for protection under the federal bankruptcy laws.
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
(3) Summary of Significant Accounting Policies
(a) Stock-Based Compensation:
At September 30, 2010, the Company had one active share-based employee compensation plan available for grants to employees, non-employee directors and consultants. Stock option awards granted from this plan are granted at the fair market value on the date of grant, vest over a period determined at the time the options are granted, ranging from zero to three years, and generally have a maximum term of ten years. Certain options provide for accelerated vesting if there is a change in control (as defined in the plan) or if there is a termination of employment event for specified reasons set forth in certain employment agreements. When options are exercised, new shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”), are issued.
The Company follows the provisions of ASC Topic 718, “Compensation — Stock Compensation” (“ASC Topic 718”) for employee stock options and other share-based compensation using the modified prospective method. The Company reflects share-based employee compensation expense in net loss.
The total value of the employee stock option awards is expensed ratably over the service period of the employees receiving the awards. As of September 30, 2010, total unrecognized compensation cost related to stock option awards, to be recognized as expense subsequent to September 30, 2010, was approximately $237, and the related weighted-average period over which it is expected to be recognized was approximately 1 year.
The amount of compensation expense recognized during the three and nine months ended September 30, 2010 and 2009 was comprised of the following:

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Research and development	$126	$113	$26	$23
General and administrative	308	263	41	48

Share-based compensation expense	$434	$376	$67	$71

Net share-based compensation expenses per basic and diluted common share	$(0.02)	$(0.01)	$(0.00)	$(0.00)

A summary of option activity as of September 30, 2010 and changes during the nine months then ended is presented below:

			Weighted-
	Shares	Weighted-	Average
	Subject to	Average	Remaining	Aggregate
	Option	Exercise	Contractual	Intrinsic
Options	(000)	Price	Term (years)	Value
Outstanding at December 31, 2009	4,174	$1.19	6.30
Granted	1,015	$0.65
Exercised	—	—
Forfeited or expired	(582)	2.29

Outstanding at September 30, 2010	4,607	$0.93	4.99	$1,780

Exercisable at September 30, 2010	3,711	$1.00	4.66	$1,451
The weighted-average grant-date fair value of options granted during the nine months ended September 30, 2010 and 2009 was $0.57 and $0.52, respectively, and was estimated using the Black-Scholes option pricing model.
The following table sets forth the assumptions used with the Black-Scholes option pricing model in determining stock-based compensation under ASC Topic 718 in 2010 and 2009:

	Nine Months Ended September 30,
	2010	2009
Expected option term	5-6 years	5-6 years
Risk-free interest rate	2.26%	2.06%
Expected volatility	129%	116%
Dividend yield	0%	0%
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
The following securities were not included in the computation of diluted net loss per share because to do so would have had an anti-dilutive effect for the periods presented:

	Nine Months Ended
	September 30,
	2010	2009
Stock options	4,606,833	4,173,833
Warrants	6,535,062	7,441,920
Common Stock issuable upon conversion of Series A Convertible Preferred Stock	645	645
Common Stock issuable upon conversion of Series C Convertible Preferred Stock	6,152,628	6,152,628	[1]
Common Stock issuable upon conversion of Series D Convertible Preferred Stock	22,173,636	22,173,636	[1]

(1)	These amounts are different from those reported in the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2009 because the prior number assumed that the Company would pay dividends owed to the holders of Series C Convertible Preferred Stock and Series D Convertible Preferred Stock on conversion of such shares with shares of Common Stock. The current number assumes that such payment will be made with cash.

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
Consistent with ASC Topic 815-40 requirements, the Company recognized the cumulative effect of the change in accounting principle to reduce the opening balance of the deficit accumulated during the development stage for fiscal year 2009. The cumulative effect adjustment of $5,183 represents the difference between the amounts recognized on the balance sheet before initial application of ASC Topic 815-40 on January 1, 2009. Additionally, the initial fair value of the Warrants, aggregating $6,252, which was initially recorded as additional paid-in capital upon issuance, was reclassified to long-term liabilities upon the adoption of ASC Topic 815-40. The amounts recognized at initial issuance were determined based on the estimated fair value of the Warrants using a probability-weighted Black-Scholes option pricing model. Prospectively, the Warrants will be re-measured at each balance sheet date based on estimated fair value, and any resultant changes in fair value will be recorded as non-cash valuation adjustments within other income (expense) in the Company’s statement of operations. The Company recorded other expense relating to the change in fair value of the Warrants of $2,888 and $2,703 for the nine months ended September 30, 2010 and 2009, respectively. The Company recorded other expense relating to the change in fair value of the Warrants of $300 and $723 for the three months ended September 30, 2010 and 2009, respectively.
The Company estimates the fair value of the Warrants using a probability-weighted Black-Scholes option pricing model. The assumptions used for the three and nine months ended September 30, 2010 and 2009 are noted in the following table:

	Three and Nine Months Ended
	September 30,
	2010	2009
Expected option term	2.6 to 4.1 years	5 to 7 years
Risk-free interest rate	0.64% - 1.27%	2.31% - 2.93%
Expected volatility	128%	123%
Dividend yield	0%	0%
Expected volatility is based on historical volatility of the Common Stock. The Warrants have a transferability provision and based on guidance provided in SAB 107 for options issued with such a provision, the Company used the full contractual term as the expected term of the Warrants. The risk free interest rate is based on the three-year, five-year and seven-year U.S. Treasury security rates.

(5) Fair Value Measurements
The following tables present the Company’s liabilities that are measured and recognized at fair value on a recurring basis classified under the appropriate level of the fair value hierarchy as of September 30, 2010 and December 31, 2009:

Quoted Prices
in Active
	Markets for	Significant
	Identical	Other	Significant
	Assets and	Observable	Unobservable	Balance as of
	Liabilities	Inputs	Inputs	September
Description	(Level 1)	(Level 2)	(Level 3)	30, 2010
Derivative liabilities related to Warrants	$—	$—	$6,735	$6,735

Quoted Prices
in Active
	Markets for	Significant
	Identical	Other	Significant
	Assets and	Observable	Unobservable	Balance as of
	Liabilities	Inputs	Inputs	December
Description	(Level 1)	(Level 2)	(Level 3)	31, 2009
Derivative liabilities related to Warrants	$—	$—	$3,847	$3,847

The following tables set forth a summary of changes in the fair value of the Company’s Level 3 liabilities for the nine months ended September 30, 2010 and for the year ended December 31, 2009:

	Balance at		Balance as of
	December 31,		September
Description	2009	Losses	30, 2010
Derivative liabilities related to Warrants	$3,847	$2,888	$6,735

		Cumulative
		Effect of the
	Balance at	Adoption of ASC		Balance at
	December 31,	Topic 815-40		December
Description	2008	(See Note 4)	Losses	31, 2009
Derivative liabilities related to Warrants	$—	$1,070	$2,777	$3,847

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
(7) Subsequent Events
Consulting and Employment Agreements:
On November 9, 2010 the Company entered into a letter agreement (the “Letter Agreement”) with Dr. Matthew During. The Letter Agreement amends, effective as of September 30, 2010, a Consulting Agreement dated October 1, 1999, as amended (the “Consulting Agreement”), by and between the Company and Dr. During. The Letter Agreement extends the term of the Consulting Agreement from September 30, 2010 to September 30, 2011 at the current annual rate of $175. A copy of the Letter Agreement is attached hereto as Exhibit 10.1.

On November 9, 2010 the Company approved an extension of its employment agreement with Marc L. Panoff, the Company’s Chief Financial Officer, Treasurer and Secretary, from December 4, 2010 until December 4, 2011 at the current annual rate of $203.
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
To date, the Company has not generated any operating revenues and has incurred annual net losses. From inception through September 30, 2010, the Company had an accumulated deficit of $61,801, and it expects to incur additional losses for the foreseeable future. The Company recognized net losses of $10,273 for the nine months ended September 30, 2010, and $10,606 for the nine months ended September 30, 2009.
Since its inception, the Company has financed its operations primarily through sales of its equity and debt securities. From inception through September 30, 2010, the Company received proceeds primarily from private sales of equity and debt securities and from its merger in February 2004 of approximately $44,531 in the aggregate. The Company continues to seek additional funds through the sale of its securities to fund its operations. See “Liquidity and Capital Resources”.
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

Plan of Operation
Parkinson’s Disease
In June 2010, the Company announced positive results in its Phase 2 clinical trial of its investigational gene therapy for advanced Parkinson’s disease, NLX-P101. This trial was designed to evaluate the safety and efficacy of NLX-P101 in subjects with moderate to advanced Parkinson’s disease who were not well-controlled on available medical therapy. Approximately half of the trial participants were randomly selected to receive an infusion of the gene-based treatment bilaterally and the other half, the “Control Participants,” were randomly selected to receive a sterile saline solution.
Trial participants who received NLX-P101 experienced statistically significant and clinically meaningful improvements in off-medication motor scores compared to Control Participants who received sham surgery, measured on the Unified Parkinson’s Disease Rating Scale Part 3 (Motor section). The results also demonstrated a positive safety profile for NLX-P101, with no serious adverse events related to the gene therapy or surgical procedure reported. All treated subjects will continue to be monitored for safety for a 12-month period following their surgical procedure. Subject to the availability of adequate funds and the availability of a catheter infusion device, Control Participants who continue to meet all entry, medical and surgical criteria for the trial will be offered the opportunity to participate in the open label arm of the trial to receive a bilateral infusion of the gene-based treatment.
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
Future Operating Expenditures
Subject to the receipt of adequate funding, the Company expects to spend, over the next 12 months, in addition to its normal recurring expenditures, approximately $5,000 in Phase 2 clinical trial expenses with regard to its Parkinson’s treatment; $1,400 in expenses in order to scale up its manufacturing capabilities for the supply of product for a Parkinson’s pivotal trial; $1,000 in costs associated with operating as a publicly traded company, such as legal fees, accounting fees, insurance premiums, investor and public relations fees; and $600 in research and licensing fees. See “Liquidity and Capital Resources.”
Results of Operations
Three Months Ended September 30, 2010 Compared to the Three Months Ended September 30, 2009
Revenues. The Company did not generate any operating revenues in the three months ended September 30, 2010 or in the three months ended September 30, 2009.

Costs and Expenses.
Research and Development. Research and development expenses decreased by $1,017 during the three months ended September 30, 2010 to $1,104 as compared to $2,121 during the comparable period in 2009. The decrease was mainly due to a $920 decrease in expenses related to the Company’s Phase 2 clinical trial for Parkinson’s disease, as well as a $125 decrease in process development expenses for large scale manufacturing of the Company’s products and infusion devices. These decreases were offset, in part, by increases in miscellaneous research and development expenses.
General and Administrative. General and administrative expenses increased by $270 to $901 during the three months ended September 30, 2010, as compared to $631 during the comparable period in 2009. This increase was due mainly to a $341 increase in professional fees, including strategic advisory fees, legal fees, accounting fees, investor relations fees and public relations fees, offset by an $87 decrease in cash and non-cash employee compensation expense.
Other Expense, Net. The Company had net other expense of $299 during the three months ended September 30, 2010, as compared to net other expense of $717 during the comparable period in 2009. The change is mainly due to a $423 decrease in other expense recognized for the increase in estimated fair value of its derivative liabilities during the three months ended September 30, 2010.
Nine Months Ended September 30, 2010 Compared to the Nine Months Ended September 30, 2009
Revenues. The Company did not generate any operating revenues in the nine months ended September 30, 2010 or in the nine months ended September 30, 2009.
Costs and Expenses.
Research and Development. Research and development expenses decreased by $1,276 during the nine months ended September 30, 2010 to $4,503 as compared to $5,779 during the comparable period in 2009. The decrease was primarily due to a $929 decrease in expenses related to the Company’s Phase 2 clinical trial for Parkinson’s disease, as well as a $223 decrease in process development expenses for large scale manufacturing of the Company’s products and infusion devices and a $194 decrease in fees related to license agreements and sponsored research agreements. These decreases were offset by a $108 increase in cash and non-cash compensation to the Company’s researchers and scientific consultants.
General and Administrative. General and administrative expenses increased by $705 to $2,884 during the nine months ended September 30, 2010, as compared to $2,179 during the comparable period in 2009. This increase was primarily due to a $505 increase in professional fees, including strategic advisory fees, legal fees, accounting fees, investor relations fees and public relations fees, as well as a $229 increase in cash and non-cash compensation to the Company’s employees in 2010. These increases were offset, in part, by decreases in miscellaneous general and administrative expenses.
Other Expense, Net. The Company had net other expense of $2,886 during the nine months ended September 30, 2010, as compared to net other expense of $2,648 during the comparable period in 2009. The change is mainly due to other expense of $185 recognized for the increase in estimated fair value of its derivative liabilities during the nine months ended September 30, 2010. Additionally, the Company earned $53 less in interest income during the nine months ended September 30, 2010 as compared to the comparable period in 2009.

Liquidity and Capital Resources
Cash and cash equivalents were $3,004 at September 30, 2010.
The Company is a development stage company and has not generated any operating revenues as of September 30, 2010. In addition, the Company will continue to incur net losses and cash flow deficiencies from operating activities for the foreseeable future.
Based on its cash flow projections, the Company will need additional financing to carry out its planned business activities and to complete its plan of operations through December 31, 2010. At the Company’s present level of activities, the Company’s cash and cash equivalents are believed, at this time, to be sufficient to fund its operations only through the end of this month. In an effort to obtain additional financing, the Company has entered into non-binding letter agreements with certain of its existing stockholders to raise a minimum of $7.0 million through the issuance of senior secured notes and common stock warrants (the“Financing”). The notes would carry an annual interest rate of 10%, have an outside maturity date of October 31, 2011, and would be secured by substantially all of the Company’s assets, subject to obtaining necessary consents. The Company believes that the proceeds from the Financing will provide it with sufficient time to consummate a strategic transaction or, in the alternative, to raise additional funds to finance the continuing operations and business of the Company. However, the Company does not know if or when the Financing will be consummated. If the Financing is not consummated by the end of November 2010, and the Company is unable to obtain alternative funding by the end of November 2010, it is likely that the Company will not be able to continue as a going concern and will have to explore its liquidation options, which may include voluntarily filing for protection under the federal bankruptcy laws.
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
The Company’s ability to continue pursuing such corporate collaborations, licensing arrangements and other strategic transactions is contingent upon the consummation of the Financing or the procurement of alternative funds as described above.
The Company’s independent registered public accounting firm expressed substantial doubt about the Company’s ability to continue as a going concern in the audit report on the Company’s audited financial statements for the fiscal year ended December 31, 2009 included in the 2009 10-K.

Net cash used in operating activities was $6,447 for the nine months ended September 30, 2010 as compared to $6,925 during the comparable period in 2009. The $478 decrease in net cash used in operations was primarily due to a $333 decrease in net loss for the nine months ended September 30, 2010, as well as a $214 increase in non-cash expenses in 2010, offset by a $69 increase in cash used as a result of changes to working capital in the first nine months of 2010.
The Company had net cash used in investing activities of $186 during the nine months ended September 30, 2010 as compared to $210 during the nine months ended September 30, 2009. Cash used in investing activities relates to additions to intangible assets and purchases of equipment made by the Company during the first nine months of each of 2010 and 2009.
The Company had no net cash used in or provided by financing activities during the nine months ended September 30, 2010 and 2009.
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
As of September 30, 2010, the Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures. Based on the foregoing, its Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2010.
(b) Changes in Internal Control Over Financial Reporting. There were no changes in the Company’s internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II. OTHER INFORMATION
Item 5. Other Information
On November 9, 2010 the Company entered into a letter agreement (the “Letter Agreement”) with Dr. Matthew During. The Letter Agreement amends, effective as of September 30, 2010, a Consulting Agreement dated October 1, 1999, as amended (the “Consulting Agreement”), by and between the Company and Dr. During. The Letter Agreement extends the term of the Consulting Agreement from September 30, 2010 to September 30, 2011 at the current annual rate of $175,000. The Company is including this disclosure in this Quarterly Report on Form 10-Q in lieu of reporting it on Form 8-K under Item 1.01. A copy of the Letter Agreement is attached hereto as Exhibit 10.1.
Item 6. Exhibits
See Exhibit Index.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEUROLOGIX, INC.
November 12, 2010	/s/ Clark A. Johnson
Clark A. Johnson
President and Chief Executive Officer (as Principal Executive Officer)

November 12, 2010	/s/ Marc L. Panoff
Marc L. Panoff
Chief Financial Officer, Secretary and Treasurer (as Principal Accounting Officer/Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit

10.1	Letter Agreement dated November 9, 2010 between Neurologix, Inc. and Dr. Matthew During.**

31.1	Rule 13a-14(a)/15d-14(a) Certification of President and Chief Executive Officer (as Principal Executive Officer).**

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer, Secretary and Treasurer (as Principal Accounting Officer/Principal Financial Officer).**

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer, Secretary and Treasurer.**

**	Filed herewith