Form 10-Q
period 2011-03-31
NEUROLOGIX INC/DE
filed 2011-05-13
CIK 356591

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011

OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 000-13347

NEUROLOGIX, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	06-1582875
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

One Bridge Plaza, Fort Lee, NJ	07024
(Address of Principal Executive Offices)	(Zip Code)

(201) 592-6451
(Registrant's Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☑     No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). Yes  ☐     No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐ Non-accelerated filer (Do not check if a smaller reporting company) ☐	Accelerated filer ☐ Smaller reporting company ☑

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐     No  ☑

As of May 1, 2011, 27,997,701 shares of common stock were outstanding.

NEUROLOGIX, INC.
(A Development Stage Company)
BALANCE SHEETS
(Amounts in thousands, except share and per share amounts)

	March 31, 2011	December 31, 2010
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$5,439	$8,055
Prepaid expenses and other current assets	453	481
Total current assets	5,892	8,536
Equipment, less accumulated depreciation of $693 and $682 at March 31, 2011 and December 31, 2010, respectively	60	71
Intangible assets, less accumulated amortization of $394 and $364 at March 31, 2011 and December 31, 2010, respectively	1,110	1,065
Other assets	5	5
Total assets	$7,067	$9,677

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$2,321	$2,302
Notes payable, net of discount	5,387	4,695
Total current liabilities	7,708	6,997
Derivative financial instruments, at estimated fair value - warrants	5,497	6,840
Total liabilities	13,205	13,837

Commitments and contingencies
Stockholders’ deficit:
Preferred stock; 5,000,000 shares authorized
Series A – Convertible, $0.10 par value; 650 shares designated, 645 shares issued and outstanding at March 31, 2011 and December 31, 2010, with an aggregate liquidation preference of $1	-	-
Series C – Convertible, $0.10 par value; 700,000 shares designated, 278,849 shares issued and outstanding at March 31, 2011 and December 31, 2010 with an aggregate liquidation preference of $8,086 and $8,369 at March 31, 2011 and December 31, 2010, respectively	28	28
Series D – Convertible, $0.10 par value; 792,100 shares designated, 734,898 shares issued and outstanding at March 31, 2011 and December 31, 2010, with an aggregate liquidation preference of $32,017 and $32,547 at March 31, 2011 and December 31, 2010, respectively	73	73
Common Stock:
$0.001 par value; 100,000,000 shares authorized, 27,918,148 shares issued and outstanding at March 31, 2011 and December 31, 2010	28	28
Additional paid-in capital	57,578	57,474
Deficit accumulated during the development stage	(63,845)	(61,763)
Total stockholders’ deficit	(6,138)	(4,160)
Total liabilities and stockholders’ deficit	$7,067	$9,677

See accompanying notes to financial statements.

NEUROLOGIX, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(UNAUDITED)
(Amounts in thousands, except share and per share amounts)
	Three Months Ended March 31,		For the period February 12, 1999 (inception) through March 31, 2011
	2011	2010
Revenues	$-	$-	$-
Operating expenses:
Research and development	1,227	1,857	34,723
General and administrative expenses	830	1,284	23,044
Loss from operations	(2,057)	(3,141)	(57,767)

Other (expense) income:
Dividend, interest and other income	-	-	1,885
Interest expense – related parties	(1,368)	-	(2,234)
Change in estimated fair value of derivative financial instruments – warrants	1,343	(356)	(1,892)
Other (expense) income, net	(25)	(356)	(2,241)
Net loss	(2,082)	(3,497)	$(60,008)
Preferred stock dividends	(828)	(771)

Net loss applicable to common stock	$(2,910)	$(4,268)

Net loss applicable to common stock per share, basic and diluted	$(0.10)	$(0.15)

Weighted average common shares outstanding, basic and diluted	27,918,148	27,865,010

See accompanying notes to financial statements.

NEUROLOGIX, INC.
(A Development Stage Company)
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE PERIOD FROM FEBRUARY 12, 1999 (INCEPTION) THROUGH MARCH 31, 2011
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
FOR THE PERIOD FROM FEBRUARY 12, 1999 (INCEPTION) THROUGH MARCH 31, 2011
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
FOR THE PERIOD FROM FEBRUARY 12, 1999 (INCEPTION) THROUGH MARCH 31, 2011
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
FOR THE PERIOD FROM FEBRUARY 12, 1999 (INCEPTION) THROUGH MARCH 31, 2011
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
FOR THE PERIOD FROM FEBRUARY 12, 1999 (INCEPTION) THROUGH MARCH 31, 2011
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

NEUROLOGIX, INC.
(A Development Stage Company)
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE PERIOD FROM FEBRUARY 12, 1999 (INCEPTION) THROUGH MARCH 31, 2011
(Amounts in thousands, except for share and per share amounts)

									Deficit
									Accumulated
							Additional		During the
	Series D Preferred Stock		Series C Preferred Stock		Common Stock		Paid-in	Unearned	Development
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Compensation	Stage	Total

Balance, December 31, 2008	734,898	73	285,878	29	27,764,058	28	62,393	0	(43,250)	19,273
Employee share-based compensation expense	-	-	-	-	-	-	448	-	-	448
Non-employee share-based compensation	-	-	-	-	-	-	185	-	-	185
Cumulative effect of adoption of ASC Topic 815-40	-	-	-	-	-	-	(6,252)	-	5,183	(1,069)
Conversion of Series C Preferred Stock to Common Stock	-	-	(4,615)	(1)	100,952	-	1	-	-	-
Net loss	-	-	-	-	-	-	-	-	(13,461)	(13,461)
Balance, December 31, 2009	734,898	73	281,263	28	27,865,010	28	56,775	0	(51,528)	5,376
Contingent beneficial conversion feature related to Series C Preferred Stock	-	-	-	-	-	-	72	-	(72)	-
Employee share-based compensation expense	-	-	-	-	-	-	501	-	-	501
Non-employee share-based compensation	-	-	-	-	-	-	126	-	-	126
Conversion of Series C Preferred Stock to Common Stock	-	-	(2,414)	-	53,138	-	-	-	-	-
Net loss	-	-	-	-	-	-	-	-	(10,163)	(10,163)
Balance, December 31, 2010	734,898	73	278,849	28	27,918,148	28	57,474	0	(61,763)	(4,160)
Employee share-based compensation expense (unaudited)	-	-	-	-	-	-	67	-	-	67

NEUROLOGIX, INC.
(A Development Stage Company)
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE PERIOD FROM FEBRUARY 12, 1999 (INCEPTION) THROUGH MARCH 31, 2011
(Amounts in thousands, except for share and per share amounts)

									Deficit
									Accumulated
							Additional		During the
	Series D Preferred Stock		Series C Preferred Stock		Common Stock		Paid-in	Unearned	Development
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Compensation	Stage	Total

Non-employee share-based compensation (unaudited)	-	-	-	-	-	-	37	-	-	37
Net loss (unaudited)	-	-	-	-	-	-	-	-	(2,082)	(2,082)
Balance, March 31, 2011 (unaudited)	734,898	$73	278,849	$28	27,918,148	$28	$57,578	$0	$(63,845)	$(6,138)

See accompanying notes to financial statements.

NEUROLOGIX, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(UNAUDITED)
(Amounts in thousands)

	Three Months Ended March 31,		For the period February 12, 1999 (inception) through
	2011	2010	March 31, 2011
Operating activities:
Net loss	$(2,082)	$(3,497)	$(60,008)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	11	20	699
Amortization	30	21	534
Gain on redemption of investment	-	-	(62)
Stock options granted for services	-	-	9
Impairment of intangible assets	-	-	199
Amortization of deferred financing cost and discount on notes payable	810	-	1,080
Amortization of non-employee share-based compensation	37	29	1,884
Share-based employee compensation expense	67	171	3,400
Non-cash interest expense	-	-	378
Change in estimated fair value of derivative financial instruments - warrants	(1,343)	356	1,892
Changes in operating assets and liabilities
(Increase) decrease in prepaid expenses and other current assets	(91)	143	743
Increase (decrease) in accounts payable and accrued expenses	20	(319)	2,262
Net cash used in operating activities	(2,541)	(3,076)	(46,990)
Investing activities:
Security deposits paid	-	-	(7)
Purchases of equipment	-	-	(645)
Additions to intangible assets	(75)	(77)	(1,813)
Proceeds from redemption of investment	-	-	65
Purchases of marketable securities	-	-	(12,673)
Proceeds from maturities of marketable securities	-	-	12,673
Net cash used in investing activities	(75)	(77)	(2,400)
Financing activities:
Proceeds from note payable	-	-	7,664
Borrowings from related party	-	-	2,000
Cash acquired in Merger	-	-	5,413
Merger-related costs	-	-	(375)
Payments of capital lease obligations	-	-	(99)
Proceeds from exercise of stock options	-	-	733
Proceeds from issuance of common stock and warrants	-	-	5,066
Proceeds from issuance of preferred stock	-	-	34,427
Net cash provided by financing activities	-	-	54,829

NEUROLOGIX, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(UNAUDITED)
(Amounts in thousands)

	Three Months Ended March 31,		For the period February 12, 1999 (inception) through
	2011	2010	March 31, 2011
Net (decrease) increase in cash and cash equivalents	(2,616)	(3,153)	5,439
Cash and cash equivalents, beginning of period	8,055	9,637	-
Cash and cash equivalents, end of period	$5,439	$6,484	$5,439
Supplemental disclosure of non-cash investing and financing activities:
Dividends on Series C Preferred Stock paid in preferred shares	$-	$-	$1,811
Accrued dividends on Preferred Stock	$828	$771	$9,948
Accretion of fair value of beneficial conversion on preferred stock	$-	$-	$5,313
Accretion of contingent beneficial conversion related on Series C Preferred Stock	$-	$-	$911
Induced conversion of preferred stock in connection with issuance of Series D Preferred Stock	$-	$-	$2,796
Issuance of Common Stock to pay debt	$-	$-	$2,372
Reverse acquisition – net liabilities assumed, excluding cash	$-	$-	$(214)
Mandatory redeemable convertible preferred stock converted to Common Stock	$-	$-	$500
Common Stock issued to acquire intangible assets	$-	$-	$24
Stock options granted for services	$-	$-	$1,424
Deferred research and development cost resulting from Medtronic Stock Purchase	$-	$-	$795
Acquisition of equipment through capital leases	$-	$-	$106

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

The accompanying unaudited financial statements of the Company should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 (the “2010 10-K”) filed with the Securities and Exchange Commission (the “SEC”) on March 25, 2011. The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information, the instructions to Form 10-Q and the rules and regulations of the SEC. Accordingly, since they are interim statements, the accompanying financial statements do not include all of the information and notes required by GAAP for annual financial statements, but reflect all adjustments consisting of normal, recurring adjustments, that are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. Interim results are not necessarily indicative of results for a full year.  The December 31, 2010 balance sheet information was derived from the audited financial statements as of that date.

The Company incurred net losses of $2,082, $3,497 and $60,008 and negative cash flows from operating activities of $2,541, $3,076 and $46,990 for the three months ended March 31, 2011 and 2010 and for the period from February 12, 1999 (inception) to March 31, 2011, respectively.  The Company expects that it will continue to incur net losses and cash flow deficiencies from operating activities for the foreseeable future.

The Company had cash and cash equivalents of $5,439 and $8,055 as of March 31, 2011 and December 31, 2010, respectively.   Based on its cash flow projections, the Company will need additional financing to carry out its planned business activities and plan of operations after October 31, 2011 and to repay the promissory notes (“Notes”) for an aggregate of $7,000 issued pursuant to the Note and Warrant Purchase Agreement (the “Purchase Agreement”), dated December 6, 2010. The Company is currently seeking to raise funds, through public or private equity offerings, debt financings or corporate collaboration and licensing arrangements, sufficient to finance its ongoing operations.  The Company does not know whether additional financing will be available when needed or, if available, will be on acceptable or favorable terms to it or its stockholders.  If the Company is unable to obtain such additional funding, it may not be able to continue as a going concern after October 31, 2011. The accompanying financial statements have been prepared assuming the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that may result from the outcome of this uncertainty.

The Company’s independent registered public accounting firm expressed substantial doubt about the Company’s ability to continue as a going concern in the audit report on the Company’s audited financial statements for the fiscal year ended December 31, 2010 included in the 2010 10-K.

(3)	Summary of Significant Accounting Policies

 (a)           Stock-Based Compensation:

At March 31, 2011, the Company had one active share-based employee compensation plan available for grants to employees, non-employee directors and consultants. Stock option awards granted from this plan are granted at the fair market value on the date of grant, vest over a period determined at the time the options are granted, ranging from one to five years, and generally have a maximum term of ten years. Certain options provide for accelerated vesting if there is a change in control (as defined in the plan) or if there is a termination of employment event for specified reasons set forth in certain employment agreements. When options are exercised, new shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”), are issued.

The Company follows the provisions of ASC Topic 718, “Compensation - Stock Compensation” (“ASC Topic 718”) for employee stock options and other employee share-based compensation using the modified prospective method. The Company continues to reflect share-based employee compensation cost in net loss.

The total value of the employee stock option awards is expensed ratably over the service period of the employees receiving the awards. As of March 31, 2011, total unrecognized compensation cost related to stock option awards, to be recognized as expense subsequent to March 31, 2011, was approximately $103, and the related weighted-average period over which it is expected to be recognized was approximately 1 year.

The amount of compensation expense recognized during the three months ended March 31, 2011 and 2010 was comprised of the following:

	Three Months Ended March 31,
	2011	2010
Research and development	$27	$22
General and administrative	40	149
Employee share-based compensation expense	$67	$171
Net share-based compensation expenses per basic and diluted common share	$(0.00)	$(0.01)

A summary of option activity as of March 31, 2011 and changes during the three months then ended is presented below:

Options	Shares Subject to Option (000)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2010	4,607	$0.93
Granted	-	-
Exercised	-	-
Forfeited or expired	(800)	1.02
Outstanding at March 31, 2011	3,807	$0.91	5.51	$394
Exercisable at March 31, 2011	2,911	$1.00	5.35	$300

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

In December 2007, the SEC issued Staff Accounting Bulletin No. 110 (“SAB 110”). SAB 110 was effective January 1, 2008 and expresses the views of the staff of the SEC with respect to extending the use of the simplified method, as provided in SAB 107, in developing an estimate of the expected term of "plain vanilla" share options in accordance with ASC Topic 718. The Company will continue to use the simplified method until it has the historical data necessary to provide a reasonable estimate of expected life in accordance with SAB 107, as amended by SAB 110. For the expected option term, the Company has “plain-vanilla” stock options and, therefore, used a simple average of the vesting period and the contractual term for options granted subsequent to January 1, 2006 as permitted by SAB 107.

There were no options granted during the three months ended March 31, 2011 or March 31, 2010.

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

The following securities were not included in the computation of diluted net loss per share because to do so would have had an anti-dilutive effect for the periods presented:

	As of March 31,
	2011	2010
Stock options	3,806,833	4,033,833
Warrants	8,965,617	6,839,680
Common Stock issuable upon conversion of Series A Convertible Preferred Stock	645	645
Common Stock issuable upon conversion of Series C Convertible Preferred Stock	6,138,186	6,152,628
Common Stock issuable upon conversion of Series D Convertible Preferred Stock	22,173,647	22,173,647	(1)

(1)
This amount is different from the amount reported in the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2010 (the “2010 10-Q”) as a result of rounding the Series D conversion ratio in the 2010 10-Q.

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

(e)	Subsequent Events

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

Based upon the Company’s analysis of the criteria contained in ASC Topic 815-40, all warrants (the “Warrants”) issued in connection with the issuance of the Notes, the Series C Convertible Preferred Stock, par value $0.10 per share, and the Series D Convertible Preferred Stock, par value $0.10 per share must be treated as derivative liabilities on the Company’s balance sheet.

The Warrants are re-measured at each balance sheet date based on estimated fair value, and any resultant changes in fair value are recorded as non-cash valuation adjustments within other income (expense) in the Company’s statement of operations.  The Company recorded other income relating to the change in fair value of the Warrants of $1,343 for the three months ended March 31, 2011 and other expense of $356 for the three months ended March 31, 2010.

The Company estimates the fair value of the Warrants using the probability-weighted Black-Scholes option pricing model.  The assumptions used for the three months ended March 31, 2011 and 2010 are noted in the following table:

	Three Months Ended March 31,
	2011	2010
Expected term	2 to 7 years	5 to 7 years
Risk-free interest rate	0.80% - 2.90%	2.55% - 3.28%
Expected volatility	128%	129%
Dividend yield	0%	0%

Expected volatility is based on historical volatility of the Common Stock.  The Warrants have a transferability provision and based on guidance provided in SAB 107 for options issued with such a provision, the Company used the full contractual term as the expected term of the Warrants.  The risk free interest rate is based on the U.S. Treasury security rates for the remaining term of the Warrants at the measurement date.

(5)	Fair Value Measurements

The following tables present the Company’s liabilities that are measured and recognized at fair value on a recurring basis classified under the appropriate level of the fair value hierarchy as of March 31, 2011 and December 31, 2010:

Description	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of March 31, 2011
Derivative liabilities related to Warrants	$-	$-	$5,497	$5,497

Description	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2010
Derivative liabilities related to Warrants	$-	$-	$6,840	$6,840

The following table sets forth a summary of changes in the fair value of the Company’s Level 3 liabilities for the three months ended March 31, 2011:

Description	Balance as of December 31, 2010	Gains	Balance as of March 31, 2011
Derivative liabilities related to Warrants	$6,840	$1,343	$5,497

The gains and losses on the derivative liabilities are classified as either other income or other expense in the Company’s statement of operations as a change in estimated fair value of derivative financial instruments.  Fair value is determined based on a probability-weighted Black-Scholes option pricing model calculation. (See Note 4).

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

(a)           Employment and Consulting Agreements:

On February 8, 2011, the term of the Company’s consulting agreement with Dr. Martin Kaplitt, the Chairman of the Company’s Board of Directors, was extended until December 31, 2011 at an unmodified annual rate of $125.

On February 8, 2011, the Company approved extending the term of its consulting agreement with Dr. Michael Kaplitt, one of the Company’s scientific co-founders, from April 30, 2011 to April 30, 2012, at an unmodified annual rate of $175. (See Note 7).

On March 22, 2011, the annual base salary of Marc L. Panoff, the Company’s Chief Financial Officer and Treasurer, was increased from $203 to $220, effective January 1, 2011.  Mr. Panoff was additionally awarded an annual bonus for the 2010 fiscal year of $50, which bonus was paid to Mr. Panoff during the first quarter of 2011.

On March 22, 2011, the annual base salary of Dr. Christine V. Sapan, the Company’s Executive Vice President, Chief Development Officer, was increased from $264 to $285, effective January 1, 2011.  Dr. Sapan was additionally awarded an annual bonus for the 2010 fiscal year of $70, which bonus was paid to Dr. Sapan during the first quarter of 2011.

(b)            Research Agreement:

On January 18, 2011, the Company entered into a fourth amendment to its Master Sponsored Research Agreement, dated as of May 10, 2006, as amended, with The Ohio State University Research Foundation, on behalf of Ohio State University (the “OSU Research Agreement”).  The fourth amendment, among other things, extended the term of the OSU Research Agreement to November 10, 2011 at an annual rate of $167.

(c)           Operating Lease Agreements:

On January 25, 2011, the Company amended its Facility Use Agreement with Ohio State University to extend the term through November 10, 2013.  Unless sooner terminated, the Company will pay an additional $97.5 over the remaining three years of such agreement.

On March 31, 2011, the Company amended its lease (the “BPRA Lease”) with Bridge Plaza Realty Associates, LLC to extend the term through April 30, 2012 at an annual rate of $58.  The Company uses the office space covered under the BPRA Lease as its corporate offices.

(d)            Legal Proceedings:

On February 7, 2011, plaintiffs Robert Zeman (“RZ”) and his wife, Julia Zeman (“JZ”), filed a complaint (the “Complaint”) in the United States District Court for the District of Massachusetts against the Company and other named defendants involved in the Company's Phase 2 clinical trial for the treatment of advanced Parkinson's disease.  The Complaint is styled Robert Zeman et al v. Ziv Williams, M.D. et al.

The Complaint, among other things, alleges that RZ, a participant in the Phase 2 clinical trial, was injured during the trial's surgical procedure by receiving a double dose of the drug used in the trial on one side of his brain rather than a bilateral dose of such drug as called for by the trial's protocol, and that RZ was not adequately informed of the risks and potential consequences of his participation in the trial.  The Complaint further alleges that JZ suffered loss of consortium as a result of RZ's alleged injuries.

RZ seeks from the Company approximately $15,000 in damages, and JZ seeks from the Company approximately $3,000 in damages.

The Company does not believe that RZ's claimed injuries are related to the drug used in the Phase 2 clinical trial or to the protocol of such trial.  The Company believes that the claims against the Company set forth in the Complaint are without merit, and the Company intends to vigorously defend against such claims.

(7)	Subsequent Event

On April 29, 2011, the Company and Dr. Michael Kaplitt executed a letter agreement that extended his consulting agreement until April 30, 2012.  (See Note 6).

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the unaudited financial statements and accompanying notes in this quarterly report on Form 10-Q and the audited financial statements and notes thereto as of and for the year ended December 31, 2010 included in the 2010 10-K.  Operating results are not necessarily indicative of results that may occur in future periods.  All amounts in this Item 2 are in thousands.

Business Overview

The Company is a development stage company that is engaged in the research and development of proprietary treatments for disorders of the brain and central nervous system using gene transfer and other innovative therapies.  These treatments are designed as alternatives to conventional surgical and pharmacological treatments.

To date, the Company has not generated any operating revenues and has incurred annual net losses.  From inception through March 31, 2011, the Company had an accumulated deficit of $63,845, and it expects to incur additional losses for the foreseeable future.  The Company recognized net losses of $2,082 for the three months ended March 31, 2011, and $3,497 for the three months ended March 31, 2010.

Since its inception, the Company has financed its operations primarily through sales of its equity and debt securities.  From inception through March 31, 2011, the Company received proceeds primarily from these sales of equity and debt securities of approximately $51,095 in the aggregate. While the Company will continue to seek additional funds through the sale of its securities to fund its operations, the Company will also seek to obtain strategic collaborations to finance the further development of its Parkinson’s product, including the ultimate marketing and sale of such product. (See “Liquidity and Capital Resources”).

The Company has devoted a significant portion of its capital resources to the research and development of its products.  The Company’s primary efforts are currently directed to the development of a therapeutic product to meet the needs of patients suffering from Parkinson’s disease.

In addition to its product for Parkinson’s disease, the Company has undertaken efforts to develop products for the treatment of temporal lobe epilepsy (“TLE”) and depression but does not anticipate using its current funds for the further development of such products at this time.  The Company also has undertaken efforts to develop a product for Huntington’s disease and is continuing to engage in preclinical activities relating to such product.  See “Plan of Operation – Epilepsy,” “Plan of Operation – Depression” and “Plan of Operation – Huntington’s Disease” below.

Plan of Operation

Parkinson’s Disease

In June 2010, the Company announced positive results from its Phase 2 clinical trial of gene transfer for the treatment of advanced Parkinson’s disease, NLX-P101. Trial participants who received NLX-P101 experienced statistically significant and clinically meaningful improvements in off-medication motor scores compared to control subjects who received sham surgery.  In the trial, this benefit was seen at one month and continued virtually unchanged throughout the six month blinded study period. The results also demonstrated a positive safety profile for NLX-P101, with no serious adverse events related to the gene transfer or surgical procedure reported in the 12-month period following the surgical procedures.  The results were published in an online-first edition of The Lancet Neurology on March 17, 2011.  Subject to adequate funding, the Company expects to commence the open-label arm of the Phase 2 clinical trial in the third quarter of the 2011 fiscal year.

The Company is currently taking steps to move toward a pivotal trial for the treatment of Parkinson’s disease, and hopes to be in a position to file its protocol with the FDA in 2011.  The Company’s conduct of such a trial will require, among other things, approval by the FDA and adequate funding.  Currently, the Company estimates that all surgeries conducted in the pivotal trial could be completed in 2014 and the estimated total direct costs to reach that milestone are expected to be between $30 million and $40 million.

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

Other Therapies

The Company has undertaken efforts to develop therapies to treat other neurodegenerative and metabolic disorders, including genetically-based obesity under its research agreements with Cornell University and the Ohio State University Research Foundation.  Since the Company’s primary focus remains the development of its product for the treatment of Parkinson’s disease, the Company does not expect to allocate any further resources during the 2011 fiscal year to these other treatment candidates.

Future Operating Expenditures

Over the next 12 months the Company expects to spend, in addition to its normal recurring expenditures, approximately $2,600 in Phase 2 clinical trial expenses with regard to its Parkinson’s treatment; approximately $2,800 in costs associated with preparing for a pivotal trial for its Parkinson’s treatment, including costs associated with scaling up its manufacturing capabilities for the supply of product for such trial, the manufacturing of the product and infusion system to be used for such trial, and the administrative costs associated with contracting with surgical sites for such trial; approximately $1,000 in costs associated with operating as a publicly traded company, such as legal fees, accounting fees, insurance premiums, investor and public relations fees; and approximately $600 in research and licensing fees.  The Company will require additional financing to fully fund these expenditures.  (See “Liquidity and Capital Resources”).

Results of Operations

Three Months Ended March 31, 2011 Compared to the Three Months Ended March 31, 2010

Revenues.  The Company did not generate any operating revenues in the three months ended March 31, 2011 or in the three months ended March 31, 2010.

Costs and Expenses.

Research and Development. Research and development expenses decreased by $630 during the three months ended March 31, 2011 to $1,227 as compared to $1,857 during the comparable period in 2010.  The decrease was mainly due to a $664 decrease in expenses related to the Company’s Phase 2 clinical trial for Parkinson’s disease, the net of which included a (i) $723 decrease in fees due to the investigator, surgical sites and brain imaging sites participating in the clinical trial, and (ii) $59 increase in other expenses related to the administration of the clinical trial, including fees to the clinical research organization assisting the Company in overseeing the conduct of the trial.  This decrease was offset, in part, by a $38 increase in cash and non-cash compensation paid to the Company’s researchers and scientific consultants during the three months ended March 31, 2011.

General and Administrative.  General and administrative expenses decreased by $454 to $830 during the three months ended March 31, 2011, as compared to $1,284 during the comparable period in 2010.  This decrease was primarily due to a $446 decrease in employee compensation expense mainly related to a (i) $98 charge for the accelerated vesting of and the extension of the exercise period for John Mordock’s stock options in connection with his resignation and (ii) $291 charge for severance paid to Mr. Mordock in connection with his resignation. The decrease was also due to minor decreases in miscellaneous items.

Other Expense, Net.  The Company had net other expenses of $25 during the three months ended March 31, 2011, as compared to net other expense of $356 during the comparable period in 2010.  The decrease is due to a $1,699 decrease in charges incurred for the change in estimated fair value of its derivative liabilities, offset by a $1,368 increase in interest expense for the three months ended March 31, 2011 related to the issuance of the Notes in December 2010.

Liquidity and Capital Resources

Cash and cash equivalents were $5,439 at March 31, 2011.

The Company is a development stage company and has not generated any operating revenues as of March 31, 2011.  In addition, the Company will continue to incur net losses and cash flow deficiencies from operating activities for the foreseeable future.

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

The Company’s independent registered public accounting firm expressed substantial doubt about the Company’s ability to continue as a going concern in the audit report on the Company’s audited financial statements for the fiscal year ended December 31, 2010 included in the 2010 10-K.

Net cash used in operating activities was $2,541 for the three months ended March 31, 2011 as compared to $3,076 during the comparable period in 2010.  The $535 decrease in net cash used in operations was due to a $1,415 decrease in net loss for the three months ended March 31, 2011, as well as a $105 decrease in cash used as a result of changes to working capital in 2011, offset by a $985 decrease in non-cash expenses.

The Company had net cash used in investing activities of $75 during the three months ended March 31, 2011 as compared to $77 during the three months ended March 31, 2010.  Cash used in investing activities relates to additions to intangible assets made by the Company during 2011 and 2010.

The Company had no net cash used in or provided by financing activities during the three months ended March 31, 2011 and 2010.

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

Other factors and assumptions not identified above could also cause the actual results to differ materially from those set forth in the forward-looking statements.  Additional information regarding factors which could cause results to differ materially from management’s expectations is found in the section entitled “Risk Factors” contained in the 2010 10-K.  Although the Company believes these assumptions are reasonable, no assurance can be given that they will prove correct.  Accordingly, you should not rely upon forward-looking statements as a prediction of actual results.  Further, the Company undertakes no obligation to update forward-looking statements after the date they are made or to conform the statements to actual results or changes in the Company’s expectations.

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

 As of March 31, 2011, the Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures. Based on the foregoing, its Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2011.

(b)           Changes in Internal Control Over Financial Reporting.  There were no changes in the Company’s internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On February 7, 2011, plaintiffs Robert Zeman (“RZ”) and his wife, Julia Zeman (“JZ”), filed a complaint (the “Complaint”) in the United States District Court for the District of Massachusetts against the Company and other named defendants involved in the Company's Phase 2 clinical trial for the treatment of advanced Parkinson's disease.  The Complaint is styled Robert Zeman et al v. Ziv Williams, M.D. et al.

The Complaint, among other things, alleges that RZ, a participant in the Phase 2 clinical trial, was injured during the trial's surgical procedure by receiving a double dose of the drug used in the trial on one side of his brain rather than a bilateral dose of such drug as called for by the trial's protocol, and that RZ was not adequately informed of the risks and potential consequences of his participation in the trial.  The Complaint further alleges that JZ suffered loss of consortium as a result of RZ's alleged injuries.

RZ seeks from the Company approximately $15,000,000 in damages, and JZ seeks from the Company approximately $3,000,000 in damages.

The Company does not believe that RZ's claimed injuries are related to the drug used in the Phase 2 clinical trial or to the protocol of such trial.  The Company believes that the claims against the Company set forth in the Complaint are without merit, and the Company intends to vigorously defend against such claims.

Item 6. Exhibits

See Exhibit Index.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEUROLOGIX, INC.

May 13, 2011	/s/ Clark A. Johnson
Clark A. Johnson
President and Chief Executive Officer
(as Principal Executive Officer)

May 13, 2011	/s/ Marc L. Panoff
Marc L. Panoff
Chief Financial Officer, Secretary and Treasurer
(as Principal Accounting Officer/Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit

10.1
Fourth Amendment to Master Sponsored Research Agreement dated January 18, 2011 between The Ohio State University Research Foundation and Neurologix, Inc. (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, dated January 20, 2011, and incorporated herein by reference).

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