Form 10-Q
period 2011-06-30
NEUROLOGIX INC/DE
filed 2011-08-11
CIK 356591

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer (Do not check if a smaller reporting company) ☐	Smaller reporting company ☑

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐     No  ☑

As of August 8, 2011, 27,997,701 shares of common stock were outstanding.

Item 1.  Financial Statements (Unaudited)

NEUROLOGIX, INC.
(A Development Stage Company)
BALANCE SHEETS
(Amounts in thousands, except share and per share amounts)

	June 30, 2011	December 31, 2010
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,453	$8,055
Prepaid expenses and other current assets	319	481
Total current assets	3,772	8,536
Equipment, less accumulated depreciation of $704 and $682 at June 30, 2011 and December 31, 2010, respectively	49	71
Intangible assets, less accumulated amortization of $426 and $364 at June 30, 2011 and December 31, 2010, respectively	1,137	1,065
Other assets	5	5
Total assets	$4,963	$9,677

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$3,375	$2,302
Notes payable, net of discount	6,078	4,695
Total current liabilities	9,453	6,997
Derivative financial instruments, at estimated fair value – warrants	4,174	6,840
Total liabilities	13,627	13,837

Commitments and contingencies
Stockholders’ deficit:
Preferred stock; 5,000,000 shares authorized
Series A – Convertible, $0.10 par value; 650 shares designated, 645 shares issued and outstanding at June 30, 2011 and December 31, 2010, with an aggregate liquidation preference of $1	-	-
Series C – Convertible, $0.10 par value; 700,000 shares designated, 275,235 and 278,849 shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively, with an aggregate liquidation preference of $7,752 and $8,369 at June 30, 2011 and December 31, 2010, respectively	28	28
Series D – Convertible, $0.10 par value; 792,100 shares designated, 734,898 shares issued and outstanding at June 30, 2011 and December 31, 2010, with an aggregate liquidation preference of $31,355 and $32,547 at June 30, 2011 and December 31, 2010, respectively	73	73
Common Stock:
$0.001 par value; 100,000,000 shares authorized, 27,997,701 and 27,918,148 issued and outstanding at June 30, 2011 and December 31, 2010, respectively	28	28
Additional paid-in capital	58,003	57,474
Deficit accumulated during the development stage	(66,796)	(61,763)
Total stockholders’ deficit	(8,664)	(4,160)
Total liabilities and stockholders’ deficit	$4,963	$9,677

See accompanying notes to unaudited financial statements.

NEUROLOGIX, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(UNAUDITED)
(Amounts in thousands, except share and per share amounts)

	Six Months Ended June 30,		Three Months Ended June 30,		For the period February 12, 1999 (inception) through
	2011	2010	2011	2010	June 30, 2011
Revenues	$-	$-	$-	$-	$-
Operating expenses:
Research and development	3,252	3,399	2,025	1,542	36,748
General and administrative expenses	1,713	1,983	883	699	23,927
Loss from operations	(4,965)	(5,382)	(2,908)	(2,241)	(60,675)

Other (expense) income:
Dividend, interest and other income	-	1	-	1	1,885
Interest expense-related parties	(2,734)	-	(1,366)	-	(3,600)
Change in estimated fair value of derivative financial instruments – warrants	2,666	(2,588)	1,323	(2,232)	(569)
Other (expense) income, net	(68)	(2,587)	(43)	(2,231)	(2,284)
Net loss	(5,033)	(7,969)	(2,951)	(4,472)	$(62,959)

Preferred stock dividends	(1,673)	(1,558)	(845)	(787)
Net loss applicable to common stock	$(6,706)	$(9,527)	$(3,796)	$(5,259)

Net loss applicable to common stock per share, basic and diluted	$(0.24)	$(0.34)	$(0.14)	$(0.19)

Weighted average common shares outstanding, basic and diluted	27,997,261	27,865,010	27,996,827	27,865,010

See accompanying notes to unaudited financial statements.

NEUROLOGIX, INC.
(A Development Stage Company)
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE PERIOD FROM FEBRUARY 12, 1999 (INCEPTION) THROUGH JUNE 30, 2011
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
FOR THE PERIOD FROM FEBRUARY 12, 1999 (INCEPTION) THROUGH JUNE 30, 2011
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
FOR THE PERIOD FROM FEBRUARY 12, 1999 (INCEPTION) THROUGH JUNE 30, 2011
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
FOR THE PERIOD FROM FEBRUARY 12, 1999 (INCEPTION) THROUGH JUNE 30, 2011
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

NEUROLOGIX, INC.
(A Development Stage Company)
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE PERIOD FROM FEBRUARY 12, 1999 (INCEPTION) THROUGH JUNE 30, 2011
(Amounts in thousands, except for share and per share amounts)

									Deficit
									Accumulated
							Additional		During the
	Series D Preferred Stock		Series C Preferred Stock		Common Stock		Paid-in	Unearned	Development
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Compensation	Stage	Total

Employee share-based compensation expense	-	-	-	-	-	-	501	-	-	501
Non-employee share-based compensation	-	-	-	-	-	-	126	-	-	126
Conversion of Series C Preferred Stock to Common Stock	-	-	(2,414)	-	53,138	-	-	-	-	-
Net Loss	-	-	-	-	-	-	-	-	(10,163)	(10,163)
Balance December 31, 2010	734,898	$73	278,849	$28	27,918,148	$28	$57,474	$0	$(61,763)	$(4,160)
Employee share-based compensation expense (unaudited)	-	-	-	-	-	-	371	-	-	371
Non-employee share-based compensation (unaudited)	-	-	-	-	-	-	158	-	-	158
Conversion of Series C Preferred Stock to Common Stock (unaudited)	-	-	(3,614)	-	79,553	-	-	-	-	-
Net loss (unaudited)	-	-	-	-	-	-	-	-	(5,033)	(5,033)
Balance June 30, 2011 (unaudited)	734,898	$73	275,235	$28	27,997,701	$28	$58,003	$0	$(66,796)	$(8,664)

See accompanying notes to unaudited financial statements.

NEUROLOGIX, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(UNAUDITED)
(Amounts in thousands)

	Six Months Ended June 30,		For the period February 12, 1999 (inception) through
	2011	2010	June 30, 2011
Operating activities:
Net loss	$(5,033)	$(7,969)	$(62,959)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	22	35	710
Amortization	62	46	566
Gain on redemption of investment	-	-	(62)
Stock options granted for services	-	-	9
Impairment of intangible assets	-	-	199
Amortization of deferred financing cost and discount on notes payable	1,620	-	1,890
Amortization of non-employee share-based compensation	158	93	2,005
Share-based employee compensation expense	371	367	3,704
Non-cash interest expense	-	-	378
Change in estimated fair value of derivative financial instruments - warrants	(2,666)	2,588	569
Changes in operating assets and liabilities
(Increase) decrease in prepaid expenses and other current assets	(75)	204	759
Increase (decrease) in accounts payable and accrued expenses	1,073	(361)	3,315
Net cash used in operating activities	(4,468)	(4,997)	(48,917)
Investing activities:
Security deposits paid	-	-	(7)
Purchases of equipment	-	-	(645)
Additions to intangible assets	(134)	(128)	(1,872)
Proceeds from redemption of investment	-	-	65
Purchases of marketable securities	-	-	(12,673)
Proceeds from maturities of marketable securities	-	-	12,673
Net cash used in investing activities	(134)	(128)	(2,459)
Financing activities:
Proceeds from note payable	-	-	7,664
Borrowings from related party	-	-	2,000
Cash acquired in Merger	-	-	5,413
Merger-related costs	-	-	(375)
Payments of capital lease obligations	-	-	(99)
Proceeds from exercise of stock options	-	-	733
Proceeds from issuance of common stock and warrants	-	-	5,066
Proceeds from issuance of preferred stock	-	-	34,427
Net cash provided by financing activities	-	-	54,829
Net (decrease) increase in cash and cash equivalents	(4,602)	(5,125)	3,453
Cash and cash equivalents, beginning of period	8,055	9,637	-
Cash and cash equivalents, end of period	$3,453	$4,512	$3,453
Supplemental disclosure of non-cash investing and financing activities:
Dividends on Series C Preferred Stock paid in preferred shares	$-	$-	$1,811
Accrued dividends on Preferred Stock	$1,673	$1,558	$10,793
Accretion of fair value of beneficial conversion on preferred stock	$-	$-	$5,313
Accretion of contingent beneficial conversion related on Series C Preferred Stock	$-	$-	$911
Induced conversion of preferred stock in connection with issuance of Series D Preferred Stock	$-	$-	$2,796
Issuance of Common Stock to pay debt	$-	$-	$2,372
Reverse acquisition – net liabilities assumed, excluding cash	$-	$-	$(214)
Mandatory redeemable convertible preferred stock converted to Common Stock	$-	$-	$500
Common Stock issued to acquire intangible assets	$-	$-	$24
Stock options granted for services	$-	$-	$1,424
Deferred research and development cost resulting from Medtronic Stock Purchase	$-	$-	$795
Acquisition of equipment through capital leases	$-	$-	$106

See accompanying notes to unaudited financial statements.

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

The Company incurred net losses of $5,033, $7,969 and $62,959 and negative cash flows from operating activities of $4,468, $4,997 and $48,917 for the six months ended June 30, 2011 and 2010 and for the period from February 12, 1999 (inception) to June 30, 2011, respectively.  The Company expects that it will continue to incur net losses and cash flow deficiencies from operating activities for the foreseeable future.

The Company had cash and cash equivalents of $3,453 and $8,055 as of June 30, 2011 and December 31, 2010, respectively.   Based on its cash flow projections, the Company will need additional financing to carry out its planned business activities and its plan of operations after October 31, 2011 and to repay the promissory notes (“Notes”) for an aggregate of $7,000 issued pursuant to the Note and Warrant Purchase Agreement (the “Purchase Agreement”), dated December 6, 2010.  The Company is currently seeking to raise funds, through public or private equity offerings, debt financings or corporate collaboration and licensing arrangements, sufficient to finance its ongoing operations. The Company does not know whether additional financing will be available when needed or, if available, will be on acceptable or favorable terms to it or its stockholders. If the Company is unable to obtain such additional funding, it may not be able to continue as a going concern after October 31, 2011. The accompanying financial statements have been prepared assuming the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that may result from the outcome of this uncertainty.

The Company’s independent registered public accounting firm expressed substantial doubt about the Company’s ability to continue as a going concern in the audit report on the Company’s audited financial statements for the fiscal year ended December 31, 2010 included in the 2010 10-K.

(3)	Summary of Significant Accounting Policies

(a)	Stock-Based Compensation:

At June 30, 2011, the Company had one active share-based employee compensation plan available for grants to employees, non-employee directors and consultants. Stock option awards granted from this plan are granted at the fair market value on the date of grant, vest over a period determined at the time the options are granted, ranging from zero to five years, and generally have a maximum term of ten years. Certain options provide for accelerated vesting if there is a change in control (as defined in the plan) or if there is a termination of employment event for specified reasons set forth in certain employment agreements. When options are exercised, new shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”), are issued.

The Company follows the provisions of ASC Topic 718, “Compensation - Stock Compensation” (“ASC Topic 718”) for employee stock options and other share-based compensation using the modified prospective method. The Company reflects share-based employee compensation cost in net loss.

The total value of the employee stock option awards is expensed ratably over the service period of the employees receiving the awards. As of June 30, 2011, total unrecognized compensation cost related to stock option awards, to be recognized as expense subsequent to June 30, 2011, was approximately $473, and the related weighted-average period over which it is expected to be recognized was approximately 1 year.

The amount of employee stock compensation expense recognized during the three and six months ended June 30, 2011 and 2010 was comprised of the following:

	Six Months Ended June 30,		Three Months Ended June 30,
	2011	2010	2011	2010
Research and development	$138	$100	$111	$78
General and administrative	233	267	193	118
Employee share-based compensation expense	$371	$367	$304	$196
Net employee share-based compensation expenses per basic and diluted common share	$(0.01)	$(0.01)	$(0.01)	$(0.01)

A summary of option activity as of June 30, 2011 and changes during the six months then ended is presented below:

Options	Shares Subject to Option (000’s)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2010	4,607	$0.93
Granted	1,270	$0.80
Exercised	-	-
Forfeited or expired	(804)	$1.02
Outstanding at June 30, 2011	5,073	$0.88	7.17	$141
Exercisable at June 30, 2011	3,888	$0.91	6.44	$124

The weighted-average grant-date fair value of options granted during the six months ended June 30, 2011 and 2010 was $0.70 and $0.57, respectively, and was estimated using the Black-Scholes option pricing model.

The following table sets forth the assumptions used with the Black-Scholes option pricing model in determining stock-based compensation under ASC Topic 718 in 2011 and 2010:

	Three and Six Months Ended June 30,
	2011	2010
Expected option term	5-6 years	5-6 years
Risk-free interest rate	1.91%	2.26%
Expected volatility	127%	129%
Dividend yield	0%	0%

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

The following securities were not included in the computation of diluted net loss per share because to do so would have had an anti-dilutive effect for the periods presented:

	Six Months Ended June 30,
	2011	2010
Stock options	5,072,833	4,606,833
Warrants	8,965,617	6,535,062
Common Stock issuable upon conversion of Series A Convertible Preferred Stock	645	645
Common Stock issuable upon conversion of Series C Convertible Preferred Stock	6,058,632	6,152,628
Common Stock issuable upon conversion of Series D Convertible Preferred Stock	22,173,647	22,173,647	1

(1)
This amount is different from the amount reported in the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2010 (the “Second Quarter 2010 10-Q”) as a result of rounding the Series D conversion ratio in the Second Quarter 2010 10-Q.

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

Financial assets with carrying values approximating fair value include cash and cash equivalents as well as prepaid expenses and other current assets. Financial liabilities with carrying values approximating fair value include accounts payable and other accrued liabilities. The financial statement carrying value of the Company’s debt approximates its fair value based on interest rates currently available to the Company for borrowings with similar characteristics and maturities.

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

Based upon the Company’s analysis of the criteria contained in ASC Topic 815-40, all warrants (the “Warrants”) issued in connection with the issuance of the Notes, the Series C Convertible Preferred Stock, par value $0.10 per share (the “Series C Stock”), and the Series D Convertible Preferred Stock, par value $0.10 per share (the “Series D Stock”) must be treated as derivative liabilities on the Company’s balance sheet.

The Warrants are re-measured at each balance sheet date based on estimated fair value, and any resultant changes in estimated fair value are recorded as non-cash valuation adjustments within other income (expense) in the Company’s statement of operations.  The Company recorded other income relating to the change in estimated fair value of the Warrants of $1,323 for the three months ended June 30, 2011 and other expense relating to the change in estimated fair value of the warrants issued in connection with the issuance of the Series C Stock and the Series D Stock of $2,232 for the three months ended June 30, 2010. The Company recorded other income relating to the change in estimated fair value of the Warrants of $2,666 for the six months ended June 30, 2011 and other expense relating to the change in estimated fair value of warrants issued in connection with the Series C Stock and the Series D Stock of $2,588 for the six months ended June 30, 2010.

The Company estimates the fair value of the Warrants using a probability-weighted Black-Scholes option pricing model.  The assumptions used for the three and six months ended June 30, 2011 and 2010 are noted in the following table:

	Three and Six Months Ended June 30,
	2011	2010
Expected option term	2 to 7 years	2.9 to 4.4 years
Risk-free interest rate	0.45% - 2.90%	1.79% - 3.28%
Expected volatility	127% - 128%	129% - 130%
Dividend yield	0%	0%

Expected volatility is based on historical volatility of the Common Stock.  The Warrants have a transferability provision and based on guidance provided in SAB 107 for options issued with such a provision, the Company used the full contractual term as the initial expected term of the Warrants.  The risk free interest rate is based on the U.S. Treasury security rates for the remaining term of the Warrants at the measurement date.

(5)	Fair Value Measurements

The following tables present the Company’s liabilities that are measured and recognized at fair value on a recurring basis classified under the appropriate level of the fair value hierarchy as of June 30, 2011 and December 31, 2010:

Description	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of June 30, 2011
Derivative liabilities related to Warrants	$-	$-	$4,174	$4,174

Description	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2010
Derivative liabilities related to Warrants	$-	$-	$6,840	$6,840

The following tables set forth a summary of changes in the estimated fair value of the Company’s Level 3 liabilities for the six months ended June 30, 2011 and June 30, 2010:

Description	Balance as of December 31, 2010	Gains	Balance as of June 30, 2011
Derivative liabilities related to Warrants	$6,840	$2,666	$4,174

Description	Balance as of December 31, 2009	Losses	Balance as of June 30, 2010
Derivative liabilities related to Warrants	$3,847	$2,588	$6,435

The gains and losses on the derivative liabilities are classified as either other income or other expense in the Company’s statements of operations as a change in estimated fair value of derivative financial instruments.  Fair value is determined based on a probability-weighted Black-Scholes option pricing model calculation. (See Note 4).

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

On April 29, 2011, the Company and Dr. Michael Kaplitt (“Dr. Kaplitt”), one of the Company’s scientific co-founders and a member of its Scientific Advisory Board (the “SAB”), executed a letter agreement that extended the Company’s consulting agreement with Dr. Kaplitt from April 30, 2011 until April 30, 2012 at the annual rate of $175. Related to this agreement, the Company granted Dr. Kaplitt non-qualified stock options to purchase 150,000 shares of Common Stock at an exercise price of $0.80 per share on May 10, 2011. The fair value of the options will be recognized over the period during which the services are received. The amount charged to operations related to these options during the six months ended June 30, 2011 was $59.

Effective September 30, 2010, the Company extended, for a period of one year, the term of its consulting agreement with Dr. Matthew During, one of the Company’s scientific co-founders and a member of the SAB.  In connection with such extension, the Company granted Dr. Matthew During non-qualified stock options to purchase 150,000 shares of Common Stock at an exercise price of $0.80 per share on May 10, 2011. The fair value of the options will be recognized over the period during which the services are received. The amount charged to operations related to these options during the six months ended June 30, 2011 was $63.

(b)	Legal Proceedings:

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

On July 13, 2011, the plaintiffs filed a motion for leave to amend the Complaint in order to, among other things, (i) add Dr. Kaplitt as an additional defendant, (ii) make allegations against Dr. Kaplitt based on negligence and loss of consortium, and (iii) make additional allegations against the Company regarding vicarious liability based on Dr. Kaplitt’s alleged negligence. RZ does not seek any further damages against the Company based on the additional allegations against the Company set forth in such proposed amendment to the Complaint.

The Company believes that the plaintiffs’ claims against the Company set forth in the Complaint and the proposed amendment to the Complaint described above are without merit, and the Company intends to vigorously defend against such claims.

(7)	Subsequent Event

The Company entered into a Sublicense Agreement dated July 27, 2006 (the “Sublicense Agreement”) with Diamyd Therapeutics AB. Pursuant to the Sublicense Agreement, Diamyd Therapeutics AB granted to the Company a non-exclusive sublicense to develop and commercialize the use of glutamic acid decarboxylase 65 in combination with an adeno-associated virus (“AAV”) to treat Parkinson’s disease.

On August 3, 2011, the Company, Diamyd Therapeutics AB, and its parent company, Diamyd Medical AB, executed a “First Amendment to the Sublicense Agreement” (the “First Amendment”).

The principal terms of the First Amendment include (i) extending the target dates contained in the Sublicense Agreement related to the Company’s development, manufacture and sale of its Parkinson’s disease product, (ii) reducing certain royalty rates payable by the Company to Diamyd Therapeutics AB, and (iii) granting to Diamyd Therapeutics AB a non-exclusive worldwide royalty free license in the Company’s patent rights related to its gene transfer technology for use with a gene therapy product to treat a disease other than Parkinson’s disease and using a non-AAV vector or a non-viral vector. The Company does not expect the First Amendment to have a material impact on its financial statements.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the unaudited financial statements and accompanying notes in this quarterly report on Form 10-Q and the audited financial statements and notes thereto as of and for the year ended December 31, 2010 included in the 2010 10-K.  Operating results are not necessarily indicative of results that may occur in future periods.  All dollar amounts in this Item 2 are in thousands.

Business Overview

The Company is a development stage company that is engaged in the research and development of proprietary treatments for disorders of the brain and central nervous system primarily utilizing gene therapies.  These treatments are designed as alternatives to conventional surgical and pharmacological treatments.

To date, the Company has not generated any operating revenues and has incurred annual net losses.  From inception through June 30, 2011, the Company had an accumulated deficit of $66,796, and it expects to incur additional losses for the foreseeable future.  The Company recognized net losses of $5,033 for the six months ended June 30, 2011, and $7,969 for the six months ended June 30, 2010.

Since its inception, the Company has financed its operations primarily through sales of its equity and debt securities.  From inception through June 30, 2011, the Company received proceeds primarily from these sales of equity and debt securities of approximately $51,095 in the aggregate.  While the Company will continue to seek additional funds through the sale of its securities to fund its operations, the Company will also seek to obtain strategic collaborations to finance the further development of its Parkinson’s product, including the ultimate marketing and sale of such product. (See “Liquidity and Capital Resources”).

The Company has devoted a significant portion of its capital resources to the research and development of its products.  The Company’s primary efforts are currently directed to the development of a therapeutic product to meet the needs of patients suffering from Parkinson’s disease.

In addition to its product for Parkinson’s disease, the Company has undertaken efforts to develop products for the treatment of other neurodegenerative and metabolic disorders, but does not anticipate using its current funds for the further development of these other products at this time. See “Plan of Operation – Other Therapies” below.

Plan of Operation

Parkinson’s Disease

In June 2010, the Company announced positive results from its Phase 2 clinical trial of gene transfer for the treatment of advanced Parkinson’s disease, NLX-P101. Trial participants who received NLX-P101 experienced statistically significant and clinically meaningful improvements in off-medication motor scores compared to control subjects who received sham surgery.  In the trial, this benefit was seen at one month and continued virtually unchanged throughout the six month blinded study period. The results also demonstrated a positive safety profile for NLX-P101, with no serious adverse events related to the gene transfer or surgical procedure having been reported to date.  The results were published in an online-first edition of The Lancet Neurology on March 17, 2011.  The Company commenced the open-label arm of the Phase 2 clinical trial in June 2011, in which the sham subjects are being given the opportunity to receive NLX-P101.

In May 2011, the Company announced the presentation of efficacy results through one year of follow-up in patients treated as part of its Phase 2 clinical trial at the International Neuromodulation Socitety’s 10th World Congress in London.

In the one-year follow-up analysis, patients treated with NLX-P101 who achieved previously defined moderate-to-large clinically-meaningful symptom improvements (≥ 9 points in off-medication Unified Parkinson’s Disease Rating Scale (“UPDRS”) motor score, increased from 50 percent at six months to 63 percent at one year. This major subgroup of NLX-P101-treated patients experienced a mean 37 percent improvement in their symptoms after one-year, with an average improvement of 14 points in off-medication UPDRS motor score. Among all patients included in the NLX-P101 treatment group, the clinical improvements demonstrated at six months were maintained, with an average 8.2 point improvement in off-medication UPDRS motor score at 12 months compared to an 8.1 point improvement at six months.

In June 2011, the Company announced additional results from its Phase 2 clinical trial as part of a comprehensive presentation of study findings to the National Institutes of Health (NIH) Recombinant DNA Advisory Committee (the “RAC”).  New data showed patients treated with NLX-P101 had significantly increased “ON” times, or periods in which the symptoms of Parkinson’s disease are best controlled, compared to sham subjects  over the course of 12 months following treatment. Significant reductions in complications due to medical therapy were also seen following treatment with NLX-P101.

The Company is currently taking steps to move toward a pivotal trial for the treatment of Parkinson’s disease, and hopes to be in a position to file its protocol with the U.S. Food and Drug Administration (the “FDA”) in 2011.  The Company’s conduct of such a trial will require, among other things, the completion of the open-label arm of the Phase 2 clinical trial, as well as approval by the FDA and adequate funding (See “Liquidity and Capital Resources”).  Currently, the Company estimates that all surgeries conducted in the pivotal trial could be completed in 2014 and the estimated total direct costs to reach that milestone are expected to be between $30 million and $40 million.

Other Therapies

The Company has undertaken efforts to develop therapies to treat other neurodegenerative and metabolic disorders, including epilepsy, depression, Huntington’s disease and genetically-based obesity under its research agreements with Cornell University and the Ohio State University Research Foundation.  Since the Company’s primary focus remains the development of its product for the treatment of Parkinson’s disease, the Company does not expect to allocate any further resources during the 2011 fiscal year to these other treatment candidates.

Future Operating Expenditures

Over the next 12 months the Company expects to spend, in addition to its normal recurring expenditures, approximately $2,700 in Phase 2 clinical trial expenses with regard to its Parkinson’s treatment; approximately $3,000 in costs associated with preparing for a pivotal trial for its Parkinson’s treatment, including costs associated with scaling up its manufacturing capabilities for the supply of product for such trial, the manufacturing of the product and infusion system to be used for such trial, and the administrative costs associated with contracting with surgical sites for such trial; approximately $1,000 in costs associated with operating as a publicly traded company, such as legal fees, accounting fees, insurance premiums, investor and public relations fees; and approximately $600 in research and licensing fees.  The Company will require additional financing to fully fund these expenditures.  (See “Liquidity and Capital Resources”).

Results of Operations

Three Months Ended June 30, 2011 Compared to the Three Months Ended June 30, 2010

Revenues.  The Company did not generate any operating revenues in the three months ended June 30, 2011 or in the three months ended June 30, 2010.

Costs and Expenses.

Research and Development. Research and development expenses increased by $483 during the three months ended June 30, 2011 to $2,025 as compared to $1,542 during the comparable period in 2010.  The increase was mainly due to a $549 increase in process development expenses for large scale manufacturing of the Company’s products and infusion devices. The increase was also due to an $81 increase in cash and non-cash compensation paid to the Company’s researchers and scientific consultants during the three months ended June 30, 2011. These increases were offset, in part, by a $129 decrease in expenses related to the Company’s Phase 2 clinical trial for Parkinson’s disease, including expenses related to the open-label arm of the trial, as well as decreases in miscellaneous research and development expenses.

General and Administrative.  General and administrative expenses increased by $184 to $883 during the three months ended June 30, 2011, as compared to $699 during the comparable period in 2010.  This increase was due, in part, to a $91 increase in professional fees, including legal fees, strategic advisory fees, accounting fees and investor and public relations fees. The increase was also due to a $65 increase in cash and non-cash compensation expense to Company employees, as well as minor increases in miscellaneous items.

Other (Expense) Income, Net.  The Company had net other expenses of $43 during the three months ended June 30, 2011, as compared to net other expense of $2,231 during the comparable period in 2010.  The decrease is mainly due to a $3,555 decrease in charges incurred for the change in estimated fair value of its derivative instruments, offset by a $1,366 increase in interest expense for the three months ended June 30, 2011 related to the issuance of the Notes in December 2010.

Six Months Ended June 30, 2011 Compared to the Six Months Ended June 30, 2010

Revenues.  The Company did not generate any operating revenues in the six months ended June 30, 2011 or in the six months ended June 30, 2010.

Costs and Expenses.

Research and Development. Research and development expenses decreased by $147 during the six months ended June 30, 2011 to $3,252 as compared to $3,399 during the comparable period in 2010. The decrease was mainly due to a $793 net decrease in expenses related to the Company’s Phase 2 clinical trial for Parkinson’s disease, including a $754 decrease in fees due to the investigator, surgical sites and brain imaging sites participating in the clinical trial.  These decreases were offset principally by a $527 increase in process development expenses for large scale manufacturing of the Company’s products and infusion devices and a $119 increase in cash and non-cash compensation paid to the Company’s researchers and scientific consultants during the six months ended June 30, 2011.

General and Administrative.  General and administrative expenses decreased by $270 to $1,713 during the six months ended June 30, 2011, as compared to $1,983 during the comparable period in 2010.  This decrease was primarily due to a $376 decrease in employee compensation expense, mainly related to a $98 charge for the accelerated vesting of and the extension of the exercise period for John Mordock’s stock options in connection with his resignation and a $291 charge for severance paid to Mr. Mordock in connection with his resignation, and offset by minor increases in miscellaneous employee compensation expense.  The employee compensation expense decrease was offset, in part, by a $73 increase in professional fees, including legal fees, accounting fees, investor and public relations fees, as well as increases in miscellaneous general and administrative expenses.

Other (Expense) Income, Net.  The Company had net other expense of $68 during the six months ended June 30, 2011, as compared to net other expense of $2,587 during the comparable period in 2010.  The change is mainly due to a $5,254 decrease in charges incurred for the change in estimated fair value of its derivative financial instruments, offset by a $2,734 increase in interest expense for the six months ended June 30, 2011 related to the issuance of the Notes in December 2010.

Liquidity and Capital Resources

Cash and cash equivalents were $3,453 at June 30, 2011.

The Company is a development stage company and has not generated any operating revenues as of June 30, 2011.  In addition, the Company will continue to incur net losses and cash flow deficiencies from operating activities for the foreseeable future.

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

Net cash used in operating activities was $4,468 for the six months ended June 30, 2011 as compared to $4,997 during the comparable period in 2010.  The $529 decrease in net cash used in operations was due to a $2,936 decrease in net loss for the six months ended June 30, 2011, as well as a $1,155 decrease in cash used as a result of changes to working capital in 2011, offset by a $3,562 decrease in non-cash expenses.

The Company had net cash used in investing activities of $134 during the six months ended June 30, 2011 as compared to $128 during the six months ended June 30, 2010.  Cash used in investing activities relates to additions to intangible assets made by the Company during 2011 and 2010.

The Company had no net cash used in or provided by financing activities during the six months ended June 30, 2011 and 2010.

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

 As of June 30, 2011, the Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures. Based on the foregoing, its Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2011.

(b)           Changes in Internal Control Over Financial Reporting.  There were no changes in the Company’s internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Note 6 of the Company’s unaudited financial statements contained in this Quarterly Report on Form 10-Q, under the caption “Commitments and Contingencies – Legal Proceedings,” provides information on the sole litigation matter to which the Company is currently a party, namely Robert Zeman et al v. Ziv Williams, M.D. et al. There have been no subsequent material developments to this matter during the period covered by this Quarterly Report on Form 10-Q, except as follows:

On July 13, 2011, the plaintiffs filed a motion for leave to amend the complaint filed in this matter in order to, among other things, (i) add Dr. Michael Kaplitt, one of the Company’s scientific co-founders (“Dr. Kaplitt”), as an additional defendant, (ii) make allegations against Dr. Kaplitt based on negligence and loss of consortium, and (iii) make additional allegations against the Company regarding vicarious liability based on Dr. Kaplitt’s alleged negligence. Robert Zeman does not seek any further damages against the Company based on the additional allegations against the Company set forth in such proposed amendment to the complaint.

The Company believes that the plaintiffs’ claims against the Company set forth in the original complaint and the proposed amendment to the original complaint described above are without merit, and the Company intends to vigorously defend against such claims.

Item 6. Exhibits

See Exhibit Index.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEUROLOGIX, INC.

August 11, 2011	/s/ Clark A. Johnson
Clark A. Johnson
President and Chief Executive Officer
(as Principal Executive Officer)

August 11, 2011	/s/ Marc L. Panoff
Marc L. Panoff
Chief Financial Officer, Secretary and Treasurer
(as Principal Accounting Officer/Principal Financial Officer)

EXHIBIT INDEX

The following items are attached or incorporated herein by reference:

Exhibit No.	Exhibit

10.1
Letter Agreement dated April 29, 2011 between Neurologix, Inc. and Dr. Michael G. Kaplitt (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, dated May 2, 2011, and incorporated herein by reference).

10.2
First Amendment to Sublicense Agreement dated July 27, 2006, by and among Neurologix, Inc., Diamyd Therapeutics AB and Diamyd Medical AB (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, dated August 4, 2011, and incorporated herein by reference).

31.1	Rule 13a-14(a)/15d-14(a) Certification of President and Chief Executive Officer (as Principal Executive Officer).

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer, Secretary and Treasurer (as Principal Accounting Officer/Principal Financial Officer).

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer, Secretary and Treasurer.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document